Form 10-Q
period 1996-03-31
AMTRAN INC
filed 1996-05-15
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the Period Ended March 31, 1996
                                       or

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From __________ to _________

Commission file number  000-21642


                                     AMTRAN,INC.
             (Exact name of registrant as specified in its charter)

                         Indiana                             35-1617970
              (State or other jurisdiction of             (I.R.S.  Employer
              incorporation or organization)              Identification No.)


                7337 West Washington Street
                       Indianapolis, Indiana                  46231
         (Address of principal executive offices)           (Zip  Code)


                                     (317) 247-4000
              (Registrant's telephone number, including area code)

                                   Not applicable
          (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrantwas required to file such reports), and (2) has been subject to
such filing  requirements  for the past 90 days.  Yes    X        No   ______

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ______ No ______

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  Without Par Value - 11,793,052  shares as of April 30, 1996

PART I - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     March 31,         December 31,
                                                                                       1996                1995
                                                                                   ------------       -------------
                           ASSETS                                                  (Unaudited)
Current assets:
      Cash and cash equivalents ...........................................       $     94,060        $    92,741
       Receivables, net of allowance for doubtful accounts
            (1996 - $1,175; 1995 - $1,303) ................................             25,663             24,158
      Inventories,  net ...................................................             14,622             13,959
      Prepaid expenses and other current assets ...........................             25,363             25,239
                                                                                      ---------          ---------
Total current assets ......................................................            159,708            156,097

Property and equipment:
      Flight equipment ....................................................            417,592            384,476
      Facilities and ground equipment .....................................             42,119             40,290
                                                                                      ---------          ---------
                                                                                       459,711            424,766
      Accumulated depreciation ............................................            190,012            183,998
                                                                                      ---------          ---------
                                                                                       269,699            240,768

Deposits and other assets .................................................             15,439             16,272
                                                                                      ---------          ---------

Total assets ..............................................................       $    444,846        $   413,137
                                                                                      =========          =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt .................................       $      2,597        $     3,606
     Accounts payable .....................................................              6,884             11,152
     Air traffic liabilities ..............................................             64,441             56,531
     Accrued expenses .....................................................             76,376             76,312
                                                                                      ---------          ---------
Total current liabilities .................................................            150,298            147,601

Long-term debt, less current maturities ...................................            157,808            134,641
Deferred income taxes .....................................................             37,785             37,949
Other deferred items ......................................................             15,113             11,761

Commitments and contingencies

Shareholders' equity:
     Preferred stock: authorized 10,000,000 shares,
     none issued ..........................................................               --                 --
     Common stock, without par value: authorized 30,000,000
     shares; issued 11,793,052-1996; 11,790,752-1995 ......................             38,296             38,259
     Additional paid-in capital ...........................................             15,631             15,821
     Deferred compensation - ESOP .........................................             (2,133)            (2,666)
     Treasury stock:  175,000 shares - 1996; 169,000 shares - 1995.........             (1,657)            (1,581)
     Retained earnings ....................................................             33,705             31,352
                                                                                      ---------           --------

                                                                                        83,842             81,185
                                                                                      ---------          ---------
Total liabilities and shareholders' equity ................................       $    444,846        $   413,137
                                                                                      =========          =========

See accompanying notes.

PART I - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                                        Three Months Ended March 31,
                                                                                        1996                     1995
                                                                                     -----------------------------------
                                                                                     (Unaudited)             (Unaudited)
Operating revenues:

   Scheduled service .......................................................       $  110,453                $  89,538
   Charter .................................................................           83,205                   81,328
   Ground package ..........................................................            7,248                    5,796
   Other ...................................................................            6,229                    5,956
                                                                                     ---------                ---------
Total operating revenues ...................................................          207,135                  182,618
                                                                                     ---------                ---------

Operating expenses:
   Fuel and oil ............................................................           41,149                   32,914
   Salaries, wages and benefits ............................................           40,346                   33,804
   Handling, landing and navigation fees ...................................           19,771                   18,063
   Aircraft rentals ........................................................           17,125                   13,354
   Depreciation and amortization ...........................................           15,561                   13,487
   Aircraft maintenance, materials and repairs .............................           13,624                   15,106
   Passenger service .......................................................            9,215                    8,587
   Crew and other employee travel ..........................................            7,788                    6,198
   Commissions .............................................................            7,378                    5,921
   Other selling expenses ..................................................            5,578                    4,070
   Ground package cost .....................................................            5,428                    4,407
   Advertising .............................................................            2,527                    2,830
   Facility and other rents ................................................            2,045                    1,799
   Other operating expenses ................................................           14,383                   11,459
                                                                                     ---------                ---------
Total operating expenses ...................................................          201,918                  171,999
                                                                                     ---------                ---------

Operating income ...........................................................            5,217                   10,619

Other income (expenses):
   Gain on sale of property ................................................              214                      188
   Interest income .........................................................              203                      114
   Interest expense ........................................................           (1,358)                  (1,041)
   Other ...................................................................               86                      102
                                                                                     ---------                ---------
Other expenses .............................................................             (855)                    (637)
                                                                                     ---------                ---------

Income before income taxes .................................................            4,362                    9,982
Income taxes ...............................................................            2,009                    4,578
                                                                                     ---------                ---------
Net income .................................................................       $    2,353               $    5,404
                                                                                     =========                =========
Net income per share .......................................................       $     0.21               $     0.46
                                                                                     =========                =========

Average shares outstanding .................................................       11,492,125               11,656,361
                                                                                   ===========              ===========




See accompanying notes.

PART I - Financial Statements

                                           AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                                                       Three Months Ended March 31,
                                                                                        1996                   1995
                                                                                   ----------------------------------
                                                                                    (Unaudited)            (Unaudited)
Operating activities:
Net income .................................................................       $    2,353             $    5,404
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation and amortization ..........................................           15,561                 13,487
    Deferred income taxes ..................................................             (164)                 3,136
    Other non-cash items ...................................................            2,237                  3,684
Changes in current assets and liabilities:
     Receivables ...........................................................           (1,505)                (6,415)
     Inventories ...........................................................             (909)                   888
     Prepaid expenses ......................................................             (124)                  (456)
     Accounts payable ......................................................           (4,267)                (5,863)
     Air traffic liabilities ...............................................            7,910                 13,778
     Accrued expenses ......................................................              928                  6,909
                                                                                      --------               --------
Net cash provided by operating activities ..................................           22,020                 34,552
                                                                                      --------               --------

Investing activities:
    Proceeds from sales of equipment .......................................            7,334                     19
    Capital expenditures ...................................................          (40,027)               (20,865)
    (Additions to)/reductions of other assets ..............................              697                 (1,059)
                                                                                      --------               --------
Net cash used in investing activities ......................................          (31,996)               (21,905)
                                                                                      --------               --------

Financing activities:
    Proceeds from long-term debt ...........................................           15,000                    -
    Payments on long-term debt .............................................           (3,629)                (5,338)
    Repurchase of common stock .............................................              (76)                   (91)
                                                                                      --------               --------
Net cash provided by (used in) financing activities ........................           11,295                 (5,429)
                                                                                      --------               --------

Increase in cash and cash equivalents                                                   1,319                  7,218
Cash and cash equivalents, beginning of period .............................           92,741                 61,752
                                                                                      --------               --------
Cash and cash equivalents, end of period ...................................       $   94,060             $   68,970
                                                                                      ========               ========

Supplemental disclosures:

Cash payments/(refunds) for:
    Interest ...............................................................       $    1,265             $    1,056
    Income taxes ...........................................................               38                 (1,228)

Financing and investing activities not affecting cash:
    Issuance of long-term debt directly for capital
    expenditures ...........................................................       $   10,736                     -
See accompanying notes.

                          AMTRAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation


      The accompanying consolidated financial statements of Amtran, Inc. and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

      The consolidated financial statements for the quarters ended March 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's operating revenues increased 13.4% from $182.6 million in the first quarter of 1995 to $207.1 million in the first quarter of 1996. Between these same quarters, available seat miles (ASMs) increased 7.8% from 3.20 billion to 3.45 billion, and revenue passenger miles (RPMs) increased 12.1% from
2.23 billion to 2.50 billion. The Company's passenger load factor improved 3.0 points from 69.6% in the first quarter of 1995 to 72.6% in the first quarter of 1996. Total revenue per ASM increased 5.3% from 5.71 cents in the 1995 quarter to 6.01 cents in the 1996 quarter.

The increase in both the Company's capacity and traffic during the first quarter of 1996 was derived primarily from increased scheduled service, which produced $110.5 million, or 53.4%, of first quarter 1996 operating revenues as compared to $89.5 million, or 49.0%, of first quarter 1995 operating revenues. Scheduled service ASMs increased 9.2% from 1.73 billion in the first quarter of 1995 to
1.89 billion in the first quarter of 1996; RPMs increased 17.0% from 1.12 billion in the 1995 first quarter to 1.31 billion in the 1996 first quarter; and the passenger load factor improved 4.3 points from 64.9% in the first quarter of 1995 to 69.2% in the first quarter of 1996.

Charter operations provided the second most significant source of revenue for the Company in the first quarter of 1996. Charter revenues produced $83.2 million, or 40.2%, of total operating revenues in the first quarter of 1996, as compared to $81.3 million, or 44.5%, of total operating revenues in the first quarter of 1995. Charter ASMs increased 6.2% from 1.46 billion in the first quarter of 1995 to 1.55 billion in the first quarter of 1996; RPMs increased 8.2% from 1.10 billion in the 1995 first quarter to 1.19 billion in the 1996 first quarter; and the passenger load factor improved 1.4 points from 75.4% in the first quarter of 1995 to 76.8% in the first quarter of 1996.

Other revenues, including ground package sales, liquor and headset sales, administrative ticketing fees and the consolidated revenues of non-airline subsidiary companies represented $13.4 million, or 6.5%, of operating revenues in the first quarter of 1996, as compared to $11.8 million, or 6.5%, of operating revenues in the first quarter of 1995.

The Company's operating expenses increased 17.4% from $172.0 million in the first quarter of 1995 to $201.9 million in the first quarter of 1996. Total operating cost per ASM increased 8.9% from 5.38 cents in the first quarter of 1995 to 5.86 cents in the first quarter of 1996. The most significant factor in the Company's increased operating cost per ASM between the first quarter of 1995 and 1996 was the increased cost of jet fuel. The Company incurred approximately $4.7 million in additional price-related jet fuel expense between quarters. Approximately $2.6 million was due to an increase in the average market price of jet fuel consumed, and approximately $2.1 million was due to the continued imposition of the 4.3 cent-per-gallon Federal excise tax on jet fuel purchased for domestic flying, which became applicable to the Company on October 1, 1995.

In addition to the unfavorable impact of fuel costs, the severe winter weather in the first quarter of 1996 significantly impacted the Company's flight operations in Boston and Chicago-Midway and caused the Company to incur higher costs in 1996 for such items as de-icing of aircraft and interrupted trip expenses associated with canceled and delayed flights.

Operating income as a percent of operating revenue decreased to 2.5% in the first quarter of 1996, as compared to 5.8% in the first quarter of 1995.



Results of Operations in Cents per ASM

The following table sets forth, for the periods  indicated,  operating  revenues and expenses expressed as cents per ASM.
                                                                                    Cents Per ASM
                                                                               Quarter Ended March 31,
                                                                        1996                            1995
                                                                        ----                            ----

Operating revenues ................................................     6.01                            5.71

Operating expenses:
    Fuel and oil ..................................................     1.19                            1.03
    Salaries, wages and benefits ..................................     1.17                            1.06
    Handling, landing and navigation fees .........................     0.57                            0.56
    Aircraft rentals ..............................................     0.50                            0.42
    Depreciation and amortization .................................     0.45                            0.42
    Aircraft maintenance, materials and repairs ...................     0.40                            0.47
    Passenger service .............................................     0.27                            0.27
    Crew and other employee travel ................................     0.23                            0.19
    Commissions ...................................................     0.21                            0.18
    Other selling expense .........................................     0.16                            0.13
    Ground package cost ...........................................     0.16                            0.14
    Advertising ...................................................     0.07                            0.09
     Facility and other rents .....................................     0.06                            0.06
    Other operating expenses ......................................     0.42                            0.36
                                                                        ----                            ----
        Total operating expenses ..................................     5.86                            5.38
                                                                        ----                            ----

    Operating income ..............................................     0.15                            0.33
                                                                        ====                            ====

    ASMs (in thousands) ...........................................  3,445,847                        3,197,804


Quarter Ended March 31, 1996, Versus Quarter Ended March 31, 1995

Operating Revenues

Total operating revenues for the first quarter of 1996 increased $24.5 million, or 13.4%, to $207.1 million. This increase from the first quarter of 1995 was due to a $21.0 million increase in scheduled service revenues, a $1.9 million increase in charter revenues, a $1.4 million increase in ground package sales and a $0.2 million increase in other revenues. Operating revenue per ASM for the first quarter of 1996 was 6.01 cents, an increase of 5.3% from 5.71 cents in the first quarter of 1995.

Scheduled Service Revenues. Scheduled service revenues increased 23.5% from $89.5 million in the first quarter of 1995 to $110.5 million in the first quarter of 1996 as a result of an improved load factor and a somewhat higher scheduled service yield.

Scheduled service RPMs increased 17.0% from the first quarter of 1995 to the first quarter of 1996. Capacity increased 9.2% as measured by ASMs between quarters, resulting in an improved passenger load factor of 69.2% as compared to 64.9%. Passengers boarded increased 23.2% from 0.82 million in the first quarter of 1995 to 1.01 million in the first quarter of 1996. Scheduled service departures increased 27.3% from 6,600 in the first quarter of 1995 to 8,400 in the first quarter of 1996. In the first quarter of 1996, Boston traffic grew through the addition of new service to San Juan, West Palm Beach, St. Petersburg and Las Vegas; Chicago-Midway frequencies were increased to Las Vegas, San Francisco, Los Angeles, Orlando and St. Petersburg; and Indianapolis capacity was expanded through the addition of L-1011 wide-body service to Las Vegas, Orlando and Ft. Myers. First quarter 1995 scheduled service in St. Louis and the Virgin Islands had no comparable service during the first quarter of 1996.

The Company's scheduled service yield management process is based upon dividing the total seats on each flight into separate groups or inventories, each of which is offered for sale at a fare which is based upon the Company's expectation of customer demand for those groups of seats. The Company continually monitors seat inventories sold and unsold on all flights as the departure dates approach, and inventories offered for sale are continually adjusted to the latest seat supply and demand expectations. In this manner, the Company is able to better optimize prices paid (and therefore yield earned) for its product. Under this approach to yield management, the Company generally sells more high-end fares in periods of increased customer demand, and more low-end fares in periods of lower customer demand.

Scheduled service yield in the first quarter of 1996 was 8.46 cents per RPM, an increase of 6.3% over the first quarter 1995 scheduled service yield of 7.96 cents per RPM. In the early half of the first quarter of 1996, the Company experienced downward pressure on yields in many of the lowest fare categories sold due to the introduction of lower fares by some of the Company's competitors. In the month of March, however, which is traditionally a very strong leisure demand period in the Company's major markets, the Company's yield was 17.4% higher than in March of 1995.

The Company believes that the expiration of the Federal excise tax on tickets sold by all carriers (effective January 1, 1996) further reinforced these yield impacts in the first quarter of 1996. In general, the industry response to the expiration of the 10% ticket tax was to maintain lower-fare categories at their previous net-of-tax levels, while at many higher fare classifications the tax tended to be "internalized" by carriers, by maintaining or increasing previous tax-inclusive fare levels. As a result of these wide-spread industry changes in market fares in early January 1996, yields on lower fare categories could not be sustained at prior year levels in the face of intense price competition, while yields on higher fare categories benefited from the expiration of the tax.
The Company believes that this industry pricing reaction to the excise tax expiration will continue to exercise effects on the Company's future yields similar to those noted in the first quarter of 1996.

Charter Revenues. Charter revenues increased 2.3% from $ 81.3 million in the first quarter of 1995 to $83.2 million in the first quarter of 1996. The Company's charter revenues are derived primarily from independent tour operators and from the United States military. The Company's charter product provides passenger air transportation to hundreds of customer-designated destinations throughout the world.

Charter revenues derived from independent tour operators increased 10.5% from $62.1 million in the first quarter of 1995 to $68.6 million in the first quarter of 1996. Most of this revenue increase was derived from stronger tour operator traffic between years, while tour operator yield declined 3.2% from 6.58 cents per RPM in the first quarter of 1995 to 6.37 cents per RPM in the first quarter of 1996. Tour operator RPMs increased 14.9% from 0.94 billion in the first quarter of 1995 to 1.08 billion in the first quarter of 1996, while ASMs increased 15.2% from 1.12 billion in 1995 to 1.29 billion in 1996, resulting in a slightly lower passenger load factor of 83.8% in the first quarter of 1996 as compared to 84.5% in the prior year. Passengers boarded increased 17.9% from
0.56 million in the first quarter of 1995 to 0.66 million in the first quarter of 1996, while departures increased 19.4% from 3,100 in the first quarter of 1995 to 3,700 in the first quarter of 1996.

Charter revenues derived from the U.S. military decreased 24.0% from $19.2 million in the first quarter of 1995 to $14.6 million in the first quarter of 1996. Military revenues were unfavorably impacted by declines in traffic, although military yield improved 1.4% from 12.51 cents per RPM in the first quarter of 1995 to 12.69 cents in the first quarter of 1996. Military RPMs declined 20.0% from 0.15 billion in the first quarter of 1995 to 0.12 billion in the first quarter of 1996, while ASMs decreased 20.6% from 0.34 billion to 0.27 billion between quarters, resulting in a lower passenger load factor of 43.0% in the first quarter of 1996 as compared to 45.4% in the prior year. Passengers boarded decreased 40.7% from 54,000 in the first quarter of 1995 to 32,000 in the first quarter of 1996, while departures declined 50.0% from 1,000 in the first quarter of 1995 to 500 in the first quarter of 1996.

The Company and other competing air carriers are compensated for U.S. military flying based upon reimbursement rates set by the United States government. These reimbursement rates have generally declined over the last several contract years. Although the Company's military yields are comparatively higher than for tour operators and scheduled service business segments, much of this yield is a result of being paid for a fixed number of seats while actually flying with low load factors. The Company can also incur substantial non-recurring costs to accommodate military flying which often becomes available on short notice. The reduction of military ASMs in 1996 was largely the result of decisions to deploy the Company's aircraft into selected scheduled service and tour operator markets, where the Company believes that more repetitive frequencies and more predictable revenues and costs can be achieved in the long-term.

Ground Package Revenues. Ground package revenues increased 24.1% from $5.8 million in the first quarter of 1995 to $7.2 million in the first quarter of 1996. Ground packages, such as hotel and car rentals, are sold in conjunction with the Company's air transportation product to Ambassadair Travel Club members and to the general public through ATA Vacations, Inc., its tour operator subsidiary. The total number of ground packages sold increased 22.7% and 12.5% between quarters for Ambassadair members and ATA Vacations purchasers, respectively. The average price per package sold also increased for both distribution channels between the first quarter of 1995 and the first quarter of 1996. The Company is placing greater emphasis on the sale of air and ground combination packages as another means of appealing to its value-conscious leisure passengers. In the first quarter of 1996, the revenue per ASM for ground packages increased by 16.1% as compared to the first quarter of 1995.

Other Revenues. Other revenues increased 3.3% from $6.0 million in the first quarter of 1995 to $6.2 million in the first quarter of 1996. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of ATA.

Operating Expenses

Total operating expenses increased 17.4% from $172.0 million in the first quarter of 1995 to $201.9 million in the first quarter of 1996. In addition to the significant increase in fuel prices and taxes, operating expense increases were primarily due to greater scheduled service capacity and more passengers boarded in 1996 which affected most expense categories.

Operating cost per ASM increased 8.9% from 5.38 cents in the first quarter of 1995 to 5.86 cents in the first quarter of 1996. This increase in the cost per ASM reflects growth in the cost per ASM of all individual expense categories except passenger service and facility and other rents, which remained unchanged between quarters, and advertising and aircraft maintenance, materials and repairs, which declined between quarters.

Fuel and Oil. The cost of fuel and oil increased 24.9% from $32.9 million in the first quarter of 1995 to $41.1 million in the first quarter of 1996. The cost per ASM of fuel and oil increased 15.5% from 1.03 cents to 1.19 cents between quarters.

The average price paid for jet fuel consumed in the first quarter of 1996 increased by 7.2% as compared to the first quarter of 1995, adding approximately $2.6 million to fuel and oil expense in the 1996 first quarter. Effective October 1, 1995, the Company also became subject to a 4.3 cent-per-gallon excise tax on jet fuel consumed for domestic use by commercial air carriers. The effect of this tax in the first quarter of 1996 was to increase the Company's cost of fuel subject to this tax by approximately 6%, which added approximately $2.1 million to total fuel and oil expense.

A portion of the expense increase for fuel and oil was also attributable to a 12.0% increase in the number of block hours flown from 32,500 hours in the first quarter of 1995 to 36,400 hours in the first quarter of 1996. The Company's Boeing 757-200 fleet accounted for 31.2% of block hours in the 1996 quarter, as compared to 26.2% in the comparable 1995 period. The less fuel-efficient Lockheed L-1011 fleet accounted for 25.1% of first quarter 1996 block hours, as compared to 28.5% in the first quarter of 1995. Block hours for the Boeing 727-200 fleet accounted for 45.3% of block hours in the 1996 first quarter, as compared to 43.7% in the comparable 1995 period.

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and Federal taxes. This expense increased 19.2% from $33.8 million in the first quarter of 1995 to $40.3 million in the first quarter of 1996. The cost per ASM of salaries, wages and benefits increased 10.4% from 1.06 cents in the first quarter of 1995 to 1.17 cents in the first quarter of 1996.

A portion of this increase was due to the addition of new employees (primarily cockpit and cabin crew, base station, maintenance and reservations staff) to support the growth in scheduled service and the addition of new aircraft to the Company's fleet. Headcount was further increased in the first quarter of 1996 by the conversion of four of the Company's scheduled service stations from third-party handling to self-handling and by the replacement of third-party contract maintenance staff with full-time maintenance employees. The Company believes that these changes from third-party contract services to full-time employees will result in better customer service and fleet reliability at a lower cost.

First quarter 1996 salaries, wages and benefits expense was also affected by an increased cost of employee health care claims, which are substantially self-insured by the Company. This additional cost was approximately offset, however, by the reduction of variable compensation accruals due to lower earnings quarter over quarter and by a favorable reduction of vacation accrual costs, which were higher in the first quarter of 1995 due to the implementation of an expanded vacation entitlement for employees in that period.

In December 1994, the Company implemented a four-year collective bargaining agreement with flight attendants. In December 1995, the Company reached a tentative agreement with cockpit crews on a collective bargaining agreement covering that group of employees. In February of 1996, the Company was notified that the cockpit crews had failed to ratify the tentative agreement. The Company and the International Brotherhood of Teamsters are currently holding discussions with a Federal mediator to determine the future course of these negotiations.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs assessed to the Company by airports to land and service its aircraft and to handle passenger check-in, security and baggage. Air navigation fees are assessed when the Company's aircraft overfly certain airspace between U.S. and foreign destinations. Handling, landing and navigation fees increased 9.4% from $18.1 million in the first quarter of 1995 to $19.8 million in the first quarter of 1996. Much of this increase was attributable to a 17.8% increase in the total number of departures between years, from 10,700 in the first quarter of 1995 to 12,600 in the first quarter of 1996. The cost of aircraft handling increased more slowly than the increase in the number of departures due to the replacement of contract ground handling with salaried employees at four of the Company's scheduled service base stations in the first quarter of 1996, and due to a decline in the Company's average cost of handling, landing and air navigation per departure between quarters.

The average cost per departure declined 6.8% from the first quarter of 1995 to the first quarter of 1996. The elimination of contract handling at four base stations contributed to this reduction. In addition, average departure costs are a function of the mix of airports served and the fleet composition. On average, operations to domestic U.S. airports are less expensive per departure than for international airports. In the first quarter of 1996, the share of the Company's departures which operated from international airports declined to 16.2%, as compared to 22.0% in the first quarter of 1995, because the Company's growth in the first quarter of 1996 was concentrated mostly in domestic scheduled service markets.

The severe winter weather in the first quarter of 1996 significantly impacted the Company's operations in Boston and Chicago-Midway. As a result, the Company incurred approximately $0.5 million in additional aircraft de-icing expenses in the first quarter of 1996 as compared to the prior year. De-icing costs are included in handling, landing and air navigation expense, and are not normally significant in amount.

The cost per ASM for handling, landing and air navigation fees increased 1.8% from 0.56 cents in the first quarter of 1995 to 0.57 cents in the first quarter of 1996. This increase resulted from a small decline in the average number of ASMs per departure between years and is indicative of the growing proportion of departures which employ the Company's smaller-capacity Boeing 727-200 and Boeing 757-200 aircraft rather than the larger Lockheed L-1011 wide-body. In the first quarter of 1996, the percentage of departures made with narrow-body aircraft increased to 78.9%, as compared to 75.8% in the first quarter of 1995.

Aircraft Rentals. Aircraft rentals expense increased 27.6% from $13.4 million in the first quarter of 1995 to $17.1 million in the first quarter of 1996. This increase in expense was due to the addition of two leased Lockheed L-1011s, three leased Boeing 757-200s and two leased Boeing 727-200s into the Company's fleet during the 1996 first quarter as compared to the same period of 1995, offset partially by the purchase in May 1995 of four previously leased Pratt and Whitney engines.

Aircraft rentals cost per ASM increased 19.0% from 0.42 cents in the first quarter of 1995 to 0.50 cents in the first quarter of 1996. The quarter-to-quarter increase of three Boeing 757-200 aircraft was a significant component of this increase since the rental cost of ASMs produced by this fleet type is significantly greater than for the Company's other aircraft.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of certain owned Lockheed L-1011 aircraft and engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of major engine and airframe overhauls for all fleet types on a units-of-production basis, using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 15.6% from $13.5 million in the first quarter of 1995 to $15.6 million in the first quarter of 1996. The cost per ASM increased 7.1% from 0.42 cents in the 1995 quarter to
0.45 cents in the 1996 quarter.

Depreciation expense increased approximately $1.2 million in the first quarter of 1996 as compared to the first quarter of 1995 due to the purchase of one Lockheed L-1011 and four Pratt and Whitney engines, together with the purchase of other property, furniture and equipment to support the Company's growth in operations.

Amortization of airframe and engine overhauls increased $0.9 million in the first quarter of 1996 as compared to the first quarter of 1995. There was no significant change between quarters in the offsetting value of overhaul credits earned by the Company under an engine purchase agreement with Rolls-Royce Commercial Aero Engines Limited. The increasing cost of amortization expense reflects the recent increase in the number of aircraft added to the Company's fleet. New aircraft introduced into the fleet generally do not require airframe or engine overhauls until twelve or more months after first entering service. Therefore, resulting amortization of these overhauls generally occurs on a delayed basis from the date the aircraft is placed into service.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping charges. The cost of maintenance, materials and repairs decreased 9.9% from $15.1 million in the first quarter of 1995 to $13.6 million in the first quarter of 1996. The cost per ASM declined 14.9% from 0.47 cents in the first quarter of 1995 to 0.40 cents in the first quarter of 1996.

In the first quarter of 1996, the Company replaced approximately $0.6 million in maintenance contract staff with salaried employees, thereby reducing this expense in 1996. Also in the first quarter of 1996, the maintenance reliability of the Company's engines was improved over the first quarter of 1995, when the Company incurred approximately $1.5 million in engine repair expenses for early removal of failed engine modules.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches. There was no significant difference in the amounts of return condition expenses accrued in the first quarters of 1995 and 1996.

Passenger Service. Passenger service expense includes the onboard costs of meal and beverage catering, the cost of liquor and headset sales, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. The most significant portion of this cost is catering, which represented 77.0% and 88.2%, respectively, of total passenger service expense in the first quarters of 1996 and 1995.

The cost of passenger service increased 7.0% from $8.6 million in the first quarter of 1995 to $9.2 million in the first quarter of 1996. This increase was partly due to the 18.9% increase in the total number of passengers boarded, from
1.43 million in the first quarter of 1995 to 1.70 million in the first quarter of 1996. The cost of passenger service increased less rapidly than the increase in passengers boarded due to a reduction in catering service levels in select charter and scheduled service markets beginning late in the second quarter of 1995. In addition to this planned reduction in catering, the 40.7% reduction in military passengers boarded between quarters also reduced the average cost of catering, since military catering is one of the most expensive per passenger in the Company's business mix. The average cost to cater each passenger boarded declined between quarters by approximately 31.4%.

The severe winter weather in the first quarter of 1996 significantly impacted the Company's operations in Boston and Chicago-Midway. As a result, the Company incurred approximately $0.7 million in additional interrupted trip expenses in the first quarter of 1996 to handle passengers inconvenienced by canceled and significantly delayed flights.

The cost per ASM of passenger service remained unchanged at 0.27 cents for both first quarters of 1995 and 1996.

Crew and Other Employee Travel. Crew travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members that is incurred to position crews away from base to operate all Company flights throughout the world. The cost of air transportation is generally more significant for the charter business segment since these flights often operate between cities in which Company crews are not normally based and may involve extensive positioning of crews to distant international cities. Hotel and per diem expenses are incurred for both scheduled and charter services, and higher per diem rates apply to international assignments.

The cost of crew and other employee travel increased 25.8% from $6.2 million in the first quarter of 1995 to $7.8 million in the first quarter of 1996. The cost per ASM increased 21.1% from 0.19 cents in the 1995 quarter to 0.23 cents in the 1996 quarter. These increases were reflected in both volume and average price increases for positioning and crew hotel accommodations between quarters. Higher costs were primarily due to weather-related flight delays, diversions and cancellations in the first quarter of 1996, which placed extraordinary demands on the Company's crew resources and caused greater travel costs to reposition crew members.

Commissions. The Company incurs commission expenses in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions on some tour operator and military flights. Commissions expense increased 25.4% from $5.9 million in the first quarter of 1995 to $7.4 million in the first quarter of 1996. The cost of commissions per ASM increased 16.7% from 0.18 cents to 0.21 cents between quarters.

Scheduled service commissions expense accounted for most of the increase in this cost in the first quarter of 1996, which was consistent with the continued growth in commissionable scheduled service sold by travel agencies. The average rate of commission paid to travel agencies increased by approximately 1.3% between years due to the higher use of selected sales incentives in some markets in the first quarter of 1996. The average percentage of revenues sold by travel agencies increased between years due to the Company's implementation of full participation in several CRS systems in the third quarter of 1994, and because the Company introduced connecting fares in the second quarter of 1995 which made available to travel agents a significantly increased schedule.

Commissions paid for military flying were lower in the first quarter of 1996 due to the corresponding reduction in military traffic between years. Commissions paid for tour operator departures also declined slightly between years.

Other Selling Expenses. Other selling expenses are comprised primarily of fees paid to computer reservations systems (CRS), the costs of inbound reservations lines provided for the use of the Company's customers and credit card discount expense incurred for the sale of single seats. These costs increased 36.6% from $4.1 million in the first quarter of 1995 to $5.6 million in the first quarter of 1996 and were generally incurred to support the sale of scheduled services. Other selling cost per ASM increased 23.1% from 0.13 cents in the 1995 first quarter to 0.16 cents in the 1996 first quarter. Scheduled service passengers boarded increased 23.2% from 0.82 million in the first quarter of 1995 to 1.01 million in the first quarter of 1996.

The Company is displayed in Sabre, Galileo, Worldspan and System One. These CRS systems, which display competitive schedules and fares for all participating airlines, offer different levels of services at different transaction costs. In order to expand the Company's visibility of schedules and fares with travel agencies, the Company's CRS service levels were increased in all of these systems effective July 1994, resulting in a significant increase in chargeable transactions and higher transaction rates. The Company processed 41.9% more net bookings for all CRS systems combined in the first quarter of 1996 as compared to the first quarter of 1995. Since 1995, the Company has implemented a series of CRS transaction audits to control CRS abuse by travel agencies and to identify charges for which the Company should be credited. These audits have resulted in a 3.2% reduction in the average cost of each chargeable transaction across all CRS systems used between the first quarters of 1996 and 1995.

The cost of toll free phone service for the use of the Company's customers to call for reservations and flight information increased by $0.7 million in the first quarter of 1996 as compared to the same period in 1995. These costs resulted from a significant increase in customers who contacted the Company directly, and many of whom ultimately booked seats on the Company's scheduled service flights for the high-demand March time period when the Company's scheduled service operated at a 72.5% load factor. The Company's reservations facilities are also used to sell and ticket all Ambassadair and ATA Vacations ground packages; the number of ground packages sold increased 16.6% between the first quarters of 1995 and 1996.

The cost of credit card discount expense increased by $0.5 million between the first quarter of 1995 and the comparable quarter of 1996. In the second quarter of 1995, the Company began accepting American Express for the sale of single seats. Between the first quarters of 1995 and 1996, both the volume of tickets sold using credit card forms of payment and the average rate of credit card discount paid have increased.

Ground Package Cost. Ground package cost increased 22.7% from $4.4 million in the first quarter of 1995 to $5.4 million in the first quarter of 1996. The cost per ASM increased 14.3% from 0.14 cents in the first quarter of 1995 to 0.16 cents in the first quarter of 1996. The primary reason for this cost increase was the 16.6% increase in the number of Ambassadair and ATA Vacations ground packages sold in the first quarter of 1996 as compared to the prior year. In addition, the average cost of Ambassadair ground packages sold increased by 19.8%, which reflects the difference in product mix offered to Ambassadair members between quarters. The average cost of ATA Vacations ground packages sold decreased by 3.9% between quarters.

Advertising. Advertising expense decreased 10.7% from $2.8 million in the first quarter of 1995 to $2.5 million in the first quarter of 1996. The cost per ASM declined from 0.09 cents in the 1995 quarter to 0.07 cents in the 1996 quarter. The Company incurs advertising costs primarily to support scheduled service sales. Scheduled service ASMs increased 9.2% in the first quarter of 1996 as compared to the first quarter of 1995, and the cost of advertising per scheduled service ASM declined 18.8% from 0.16 cents in the first quarter of 1995 to 0.13 cents in the first quarter of 1996. In the 1995 first quarter, the Company incurred advertising costs to support the development of scheduled service in St. Louis, which were not incurred in the first quarter of 1996.

Facilities and Other Rents. Facilities and other rent expense includes the rental costs of all of the ground facilities which are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rents increased 11.1% from $1.8 million in the first quarter of 1995 to $2.0 million in the first quarter of 1996. The cost per ASM remained unchanged at 0.06 cents for both quarters. The significant portion of growth in facilities leasing has originated from the expansion of scheduled services, which has required the Company to add new leased facilities at airport locations to accommodate the space needs of airport passenger service and maintenance staff. In addition, the Company is incurring additional facility rent in the first quarter of 1996 for the Chicago reservations facility expansion completed in the third quarter of 1995, and for the lease of Hangar No. 2 at Chicago's Midway Airport in late 1995.

Other Expenses. Other expenses increased 25.2% from $11.5 million in the first quarter of 1995 to $14.4 million in the first quarter of 1996. The cost per ASM for other expenses increased 16.7% from 0.36 cents in the 1995 quarter to 0.42 cents in the 1996 quarter. Significant components of the increase of $2.9 million in other expenses between quarters include: $1.2 million in costs to obtain substitute service from other air carriers to assist in the operation of the Company's schedule due to the late delivery of two Boeing 727-200 aircraft in the first quarter of 1996; $0.6 million in additional hull and liability insurance expense associated with the Company's expanded size and flying activity; $0.5 million in additional communications costs related to the Company's data network infrastructure for worldwide airport operations; and $0.5 million in reduced foreign exchange gains recognized in the first quarter of 1996 due to the greater stability of the Mexican Peso as compared to the first quarter of 1995.

Income Tax Expense

Income tax expense decreased 56.5% from $4.6 million in the first quarter of 1995 to $2.0 million in the first quarter of 1996. The effective income tax rates were 46.1% and 45.9%, respectively, for the 1996 and 1995 quarters. Income tax expense decreased in close proportion to the 56.3% decrease in taxable income between years.

Liquidity and Capital Resources

The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. Net cash provided by operating activities was $34.6 million in the first quarter of 1995 and $22.0 million in the first quarter of 1996.

Net cash used in investing activities was $21.9 million in the first quarter of 1995 and $32.0 million in the first quarter of 1996. Such amounts primarily reflected cash capital expenditures totaling $20.9 million and $40.0 million for the first quarters of 1995 and 1996, respectively, for engine overhauls, airframe improvements and the purchase of aircraft, engines and rotable parts. These cash capital expenditures were supplemented by other capital expenditures of $10.7 million in the first quarter of 1996 which were financed directly with debt.

Net cash provided by (used in) financing activities was $(5.4) million in the first quarter of 1995 and $11.3 million in the first quarter of 1996.

In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s with deliveries of two aircraft scheduled for each of the fourth quarters of 1995, 1996 and 1997. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for thirteen RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts, credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, the credits and cost guarantees that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted early delivery of the first aircraft under this agreement in September 1995, and the second delivery occurred in December 1995. Both deliveries were financed under operating leases. Advance payments totaling approximately $40.0 million ($10.0 million per aircraft) are required prior to delivery of the remaining four aircraft, with the remaining purchase price payable at delivery. As of March 31, 1996 and 1995, the Company had made $14.7 million and $16.6 million, respectively, in advance payments applicable to aircraft scheduled for future delivery. The Company intends to continue to finance deliveries through sale/leaseback transactions structured as operating leases.

In the third quarter of 1995, the Company completed the lease of Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. Under this lease, the Company has acquired the use of both the west and east bays of the hangar and associated ramp and parking areas. The Company is obligated to perform certain lease-mandated improvements to the west bay and may, at its option, perform additional improvements to the east bay. In the fourth quarter of 1995, the Company financed these improvements, together with separate passenger terminal improvements at Midway, through the issuance of $6 million in tax-exempt bonds. Initial construction activities in the west bay area began in the fourth quarter of 1995 and continued through the first quarter of 1996, with completion of the west bay renovation expected in May 1996. The Company anticipates that it will perform some of the maintenance of its expanding Boeing 727-200 and Boeing 757-200 narrow-body fleets at this facility over the term of the lease.

The Company purchased four Boeing 727-200 aircraft during the first quarter of 1996. One Boeing 727-200 was subsequently financed through a sale/leaseback transaction by the end of the first quarter, while the remaining three Boeing 727-200s were financed through a separate bridge debt facility. The Company expects to finance these remaining three Boeing 727-200 aircraft through operating leases by the end of the second quarter of 1996. No further acquisitions of Boeing 727-200 aircraft are planned for the remainder of 1996.

The Company had also entered into a separate agreement in October 1995 with a supplier to provide for the purchase of hushkits for installation on Boeing 727-200 aircraft. All four Boeing 727-200 aircraft acquired in the first quarter will have hushkits installed prior to being introduced into revenue service, and the Company also plans to install additional hushkits on other existing Boeing 727-200 aircraft in the Company's fleet. These narrow-body hushkitted aircraft are expected to provide additional capacity in the Company's existing markets while maintaining the Company's fleet compliance with Federal Stage 3 noise requirements as of December 31, 1996.

The Company's existing bank credit facility was renegotiated during the first quarter of 1996 to increase the available credit from $110.0 million to a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral values. The collateral for the facility consists of owned Lockheed L-1011 aircraft, certain receivables, and related rotables and parts.

At March 31, 1996 and 1995, the Company had borrowed the maximum amount then available under the bank credit facility, of which $89.0 million was repaid on April 1, 1996, and $62.0 million was repaid on April 3, 1995. Loans outstanding under the facility bear interest, at the Company's option, at either (i) prime, or (ii) the Eurodollar Rate plus 1.50% to 2.00%. The renegotiated facility matures on April 1, 1999, and contains various covenants and events of default, including maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

The Company also has available a separate $5.0 million secured line of credit, of which $2.1 million and $1.5 million was available at March 31, 1996, and March 31, 1995, respectively.

In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During the first quarter of 1996, the Company repurchased 6,000 shares, bringing the total number of shares it has repurchased under the program to 175,000 shares.

Part II.  Other Financial Information


Item 6.  Exhibits and Reports on Form 8-K


           (a)   None
           (b)   None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Amtran, Inc.
                                                  (Registrant)




         Date May 14,1996
                                        J. George Mikelsons
                                        Chairman and Chief Executive Officer




         Date May 14,1996
                                        James W. Hlavacek
                                        Executive Vice President and
                                        Chief Operating Officer
                                        President of ATA Training Corporation
                                        Director



         Date May 14,1996
                                        Kenneth K. Wolff
                                        Executive Vice President and
                                        Chief Financial Officer
                                        Director