Form 10-Q
period 1996-06-30
AMTRAN INC
filed 1996-08-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the Period Ended June 30, 1996
                                       or

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

Common Stock,  Without Par Value - 11,608,852  shares as of July 31, 1996

PART I - Financial Information
Item 1 - Financial Statements

                                              AMTRAN, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in thousands)


                                                                                         June 30,1996           December 31,1995


                                                                                   ----------------------     ---------------------
                       ASSETS                                                           (Unaudited)
Current assets:
      Cash and cash equivalents ..............................................       $            86,621       $            92,741
      Receivables, net of allowance for doubtful accounts
            (1996 - $1,280;  1995 - $1,303) .................................                     24,334                    24,158
      Inventories,  net .....................................................                     14,605                    13,959
      Prepaid expenses and other current assets .............................                     23,782                    25,239
                                                                                    ---------------------     ---------------------
Total current assets ........................................................                    149,342                   156,097

Property and equipment:
      Flight equipment ......................................................                    426,180                   384,476
      Facilities and ground equipment .......................................                     47,551                    40,290
                                                                                    ---------------------     ---------------------
                                                                                                 473,731                   424,766
      Accumulated depreciation ..............................................                    198,770                   183,998
                                                                                    ---------------------     ---------------------
                                                                                                 274,961                   240,768

     Deposits and other assets ..............................................                     13,664                    16,272
                                                                                    ---------------------     ---------------------

Total assets ...............................................................         $           437,967       $           413,137
                                                                                    =====================     =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ..................................         $             1,770       $             3,606
     Accounts payable ......................................................                      10,573                    11,152
     Air traffic liabilities ...............................................                      57,030                    56,531
     Accrued expenses ......................................................                      78,410                    76,312
                                                                                    ---------------------     ---------------------
Total current liabilities ..................................................                     147,783                   147,601

Long-term debt, less current maturities ....................................                     156,185                   134,641
Deferred income taxes ......................................................                      38,661                    37,949
Other deferred items .......................................................                      13,877                    11,761

Commitments and contingencies

Shareholders' equity:
         Preferred stock:  authorized 10,000,000 shares, none issued .......                           -                         -
         Common stock, without par value:
         Authorized 30,000,000 shares; issued 11,793,852-1996; 11,790,752-1995                    38,309                    38,259
         Additional paid-in capital ..........................................                    15,625                    15,821
         Deferred compensation - ESOP ........................................                    (2,133)                   (2,666)
         Treasury stock: 185,000 shares - 1996; 169,000  shares - 1995 .......                    (1,760)                   (1,581)
         Retained earnings ...................................................                    31,420                    31,352
                                                                                    ---------------------     ---------------------
                                                                                                  81,461                    81,185
                                                                                    ---------------------     ---------------------
Total liabilities and shareholders' equity ...................................       $           437,967       $           413,137
                                                                                    =====================     =====================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                                         AMTRAN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Dollars in thousands, except per share data)


                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                               1996                  1995                1996                 1995
                                                    ---------------------------------------    ------------------------------------
                                                       (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service .............................   $        105,666       $       91,353       $    216,119       $      180,891
   Charter .......................................             73,025               69,383            156,230              150,711
   Ground package ................................              5,614                4,923             12,862               10,719
   Other .........................................             11,090                7,679             17,319               13,635
                                                    ------------------     ----------------     --------------     ---------------
Total operating revenues .........................            195,395              173,338            402,530              355,956

Operating expenses:
   Salaries, wages and benefits ..................             41,560               34,015             81,906              67,819
   Fuel and oil ..................................             39,522               30,165             80,671              63,079
   Aircraft rentals ..............................             17,271               13,141             34,396              26,495
   Handling, landing and navigation fees .........             16,576               16,566             36,347              34,629
   Depreciation and amortization .................             15,144               12,790             30,705              26,277
   Aircraft maintenance, materials and repairs ...             14,259               13,919             27,883              29,025
   Crew and other employee travel ................              9,455                8,174             17,243              14,372
   Passenger service .............................              7,699                8,160             16,914              16,747
   Commissions ...................................              7,586                6,168             14,964              12,089
   Ground package cost ...........................              4,663                3,726             10,091               8,133
   Other selling expenses ........................              4,577                3,599             10,155               7,669
   Advertising ...................................              3,295                2,305              5,822               5,135
   Facility and other rentals ....................              2,383                1,622              4,428               3,421
   Other operating expenses ......................             14,508               12,709             28,891              24,168
                                                    ------------------    -----------------    ---------------     ---------------

Total operating expenses .........................            198,498              167,059            400,416             339,058
                                                    ------------------    -----------------    ---------------     ---------------

Operating income (loss) ..........................             (3,103)               6,279              2,114              16,898

Other income (expenses):
   Gain/(loss) on sale of property ...............                177                 (273)               391                 (85)
   Interest income ...............................                 65                  110                268                 224
   Interest expense ..............................               (819)                (803)            (2,177)             (1,844)
   Other .........................................                106                   96                192                 198
                                                    ------------------    -----------------    ---------------    ----------------
Other expenses ...................................               (471)                (870)            (1,326)             (1,507)
                                                    ------------------    -----------------    ---------------    ----------------

Income (loss) before income taxes ................             (3,574)               5,409                788               15,391
Income taxes (credits) ...........................             (1,289)               2,085                720                6,663
                                                    ------------------   ------------------    ---------------    -----------------
Net income (loss) ................................   $         (2,285)     $         3,324      $          68      $         8,728
                                                    ==================    =================    ===============    =================
Net income (loss) per share ......................   $          (0.20)     $          0.29      $        0.01      $          0.75
                                                    ==================    =================    ===============    =================

Average shares outstanding .......................         11,493,757           11,624,790         11,492,941           11,640,489


See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                 Six Months Ended June 30,
                                                                                       1996                     1995
                                                                                       ---------------------------------------------
                                                                                           (Unaudited)                (Unaudited)
Operating activities:
Net income ..........................................................                   $                68      $            8,728
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization ..................................                                30,705                  26,277
     Deferred income taxes ..........................................                                   712                   6,037
     Other non-cash items ...........................................                                 2,153                   6,223
Changes in operating assets and liabilities:
      Receivables ...................................................                                  (176)                 (2,081)
      Inventories ...................................................                                (1,251)                    434
      Prepaid expenses ..............................................                                 1,457                 (10,871)
      Accounts payable ..............................................                                  (579)                 (5,354)
      Air traffic liabilities .......................................                                   499                  11,992
      Accrued expenses ..............................................                                 2,022                  (3,379)
                                                                                       ---------------------    --------------------

Net cash provided by operating activities                                                            35,610                  38,006
                                                                                       ---------------------    --------------------

Investing activities:
    Proceeds from sales of equipment ................................                                14,957                      98
    Capital expenditures ............................................                               (60,294)                (27,682)
    Reductions of/(additions to) other assets .......................                                 2,478                  (3,378)
                                                                                       ---------------------    --------------------
    Net cash used in investing activities ...........................                               (42,859)                (30,962)
                                                                                       ---------------------    --------------------

Financing activities:
    Proceeds from long-term debt ....................................                                11,786                   9,586
    Payments on long-term debt ......................................                               (10,478)                 (7,089)
    Repurchase of common stock ......................................                                  (179)                   (442)
                                                                                       ---------------------    --------------------
    Net cash provided by financing activities .......................                                 1,129                   2,055
                                                                                       ---------------------    --------------------

Increase (decrease)  in cash and cash equivalents ...................                                (6,120)                  9,099
Cash and cash equivalents, beginning of period ......................                                92,741                  61,752
                                                                                       ---------------------    --------------------
Cash and cash equivalents, end of period ............................                   $            86,621      $           70,851
                                                                                       =====================    ====================

Supplemental disclosures:

   Cash payments/(refunds) for:
       Interest .....................................................                   $             1,907      $            1,909
       Income taxes .................................................                                   384                    (589)

   Financing and investing activities not affecting cash:
      Issuance of long-term debt directly for capital expenditures ..                   $            18,400      $           13,300




See accompanying notes.

Part I - Financial Information
Item I - Financial Statements

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


      The consolidated financial statements for the quarters ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 1996, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Part I -- Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations



Quarter and Six Months Ended June 30, 1996, Versus Quarter and Six Months Ended June 30, 1995



Overview

The Company's operating revenues increased 12.8% to $195.4 million in the second quarter of 1996 as compared to $173.3 million in the second quarter of 1995. Second quarter 1996 operating revenues were 5.59 cents per ASM, a reduction of 3.6% from the second quarter 1995 of 5.80 cents per ASM. Between these same periods, available seat miles (ASMs) increased 16.9% to 3.496 billion from 2.990 billion, revenue passenger miles (RPMs) increased 7.4% to 2.293 billion from
2.136 billion, and passenger load factor declined 5.8 points to 65.6% as compared to 71.4%. The yield on air revenues in the second quarter of 1996 increased 5.1% to 7.98 cents per RPM, as compared to 7.59 cents per RPM in the second quarter of 1995. Total passengers boarded increased 11.4% to 1,496,897 in the second quarter of 1996 as compared to 1,343,726 in the second quarter of 1995, and total departures increased 21.7% to 12,724 from 10,455 in the same comparable periods.


The Company's second quarter 1996 operating revenues were significantly affected by the ValuJet accident in Florida on May 11, which was closely followed on May 12 by a decompression incident on one of the Company's flights. These incidents focused significant negative media attention on airline safety, and on low-fare carriers in particular. The Company estimates that it lost at least $7 million in revenues in the second quarter of 1996 as a result of this negative publicity. In response, the Company has widely publicized in its recent advertising and public relations materials its 23-year history of safe operations without a single fatality or serious injury. The Company has noted a diminished negative effect of these events on revenues early in the third quarter of 1996.

The Company's operating revenues increased 13.1% to $402.5 million in the six months ended June 30, 1996, as compared to $356.0 million in the six months ended June 30, 1995. Operating revenues per ASM increased 0.9% to 5.80 cents in the six months ended June 30, 1996, as compared to 5.75 cents in the same period of 1995. ASMs increased 12.2% to 6.942 billion from 6.188 billion, RPMs increased 9.9% to 4.793 billion from 4.362 billion, and passenger load factor declined 1.5 points to 69.0% as compared to 70.5%. The yield on air revenues in the six months ended June 30, 1996, increased 2.9% to 7.81 cents per RPM, as compared to 7.59 cents per RPM in the same period of 1995. Total passengers boarded increased 15.3% to 3,199,502 in the six months ended June 30, 1996, as compared to 2,775,896 in the same period of 1995, while total departures increased 19.6% to 25,334 from 21,190 in the same comparable periods.


Scheduled service revenues continued to grow as a proportion of total operating revenues in 1996. Scheduled service revenue accounted for 54.1% of total operating revenue in the second quarter of 1996, as compared to 52.7% in the second quarter of 1995. Scheduled service revenue accounted for 53.7% of total operating revenue in the six months ended June 30, 1996, as compared to 50.8% in the same period of 1995.


Operating expenses increased 18.8% to $198.5 million in the second quarter of 1996 as compared to $167.1 million in the second quarter of 1995, and operating expenses increased 18.1% in the six months ended June 30, 1996, as compared to the same period in 1995. Operating expenses per ASM increased 1.6% to 5.68 cents in the second quarter of 1996 as compared to 5.59 cents in the second quarter of 1995, while operating expenses per ASM increased 5.3% to 5.77 cents in the six months ended June 30, 1996, as compared to 5.48 cents in the same period of 1995.


Operating expenses were significantly impacted in the first six months of 1996 by higher fuel prices and the Federal excise tax on fuel implemented on October 1, 1995. The combined effects of fuel price and tax increases was to raise fuel costs by $6.3 million and $11.0 million, respectively, in the second quarter of 1996 and the six months ended June 30, 1996 as compared to the same periods in 1995.

The result of lower than anticipated revenues and increased costs in the second quarter of 1996 was a net loss after tax of ($2.3) million, or ($0.20) per share, as compared to a net income after tax of $3.3 million, or $0.29 per share, in the second quarter of 1995.


Results of Operations in Cents per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.


                                                                        Cents Per ASM                       Cents Per ASM
                                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                                    1996              1995              1996             1995

         Total operating revenues                                   5.59              5.80              5.80             5.75

         Operating expenses:
             Salaries, wages and benefits                           1.19              1.14              1.18             1.10
             Fuel and oil                                           1.13              1.01              1.16             1.02
             Aircraft rentals                                       0.49              0.44              0.50             0.43
             Handling, landing and navigation fees                  0.48              0.55              0.52             0.56
             Depreciation and amortization                          0.43              0.43              0.44             0.43
             Aircraft maintenance, materials and repairs            0.41              0.47              0.40             0.47
             Crew and other employee travel                         0.27              0.27              0.25             0.23
             Passenger service                                      0.22              0.27              0.24             0.27
             Commissions                                            0.22              0.21              0.22             0.19
             Ground package cost                                    0.13              0.12              0.15             0.13
             Other selling expenses                                 0.13              0.12              0.15             0.12
             Advertising                                            0.09              0.08              0.08             0.08
             Facility and other rentals                             0.07              0.05              0.06             0.06
             Other operating expenses                               0.42              0.43              0.42             0.39
                                                                    ----              ----              ----             ----

         Total operating expenses                                   5.68              5.59              5.77             5.48
                                                                    ----              ----              ----             ----

         Operating income (loss)                                   (0.09)             0.21              0.03             0.27
                                                                   ======            =====             =====            =====

         ASMs (in thousands)                                      3,496,500         2,990,100        6,942,300        6,187,900



Operating Revenues

Total operating revenues for the second quarter of 1996 increased 12.8% to $195.4 million from $173.3 million in the second quarter of 1995. This increase was due to a $14.4 million increase in scheduled service revenues, a $3.6 million increase in charter revenues, a $0.7 million increase in ground package revenues and a $3.4 million increase in other revenues.

Total operating revenues for the six months ended June 30, 1996 increased 13.1% to $402.5 million from $356.0 million in the six months ended June 30, 1995. This increase was due to a $35.2 million increase in scheduled service revenues, a $5.5 million increase in charter revenues, a $2.1 million increase in ground package revenues and a $3.7 million increase in other revenues.


Operating revenues for the second quarter of 1996 were 5.59 cents per ASM, a reduction of 3.6% from the second quarter of 1995 of 5.80 cents per ASM. Operating revenues for the six months ended June 30, 1996, were 5.80 cents per ASM, an increase of 0.9% from the six months ended June 30, 1995, of 5.75 cents per ASM.


Scheduled Service Revenues. Scheduled service revenues for the second quarter of 1996 increased 15.8% to $105.7 million from $91.3 million in the second quarter of 1995. This increase in revenue was due to an improvement in both scheduled service traffic and yield between periods, although passenger load factor declined significantly. In the second quarter of 1996, compared to the second quarter of 1995, scheduled service RPMs increased 10.5% to 1.310 billion from
1.185 billion, while ASMs increased 25.7% to 1.995 billion from 1.587 billion, resulting in a 9.0 point reduction in load factor to 65.7% in the second quarter of 1996 from 74.7% in the second quarter of 1995. Yield on scheduled service in the second quarter of 1996 increased 4.7% to 8.07 cents per RPM from 7.71 cents per RPM in the second quarter of 1995. Scheduled service departures in the second quarter of 1996 increased 32.4% to 8,879 from 6,707 in the second quarter of 1995.


The increase in capacity during the second quarter of 1996 primarily included expanded direct or connecting frequencies through the Company's four major domestic cities of Chicago-Midway, Indianapolis, Milwaukee and Boston to west coast and Florida markets already being served. New seasonal scheduled service was also introduced in the second quarter of 1996 from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service was also added to San Diego, California, in the second quarter of 1996. Second quarter 1995 scheduled service in St. Louis had no comparable service in the second quarter of 1996.

The introduction of this new capacity coincided closely, however, with the May 11 ValuJet accident in Florida, and the resulting persistent negative media attention directed towards airline safety, and especially on low-fare airlines. On May 12, the Company experienced a cabin decompression incident on one of its own flights which, although it resulted in no serious injury to crew or passengers, nevertheless attracted additional negative media attention, occurring as it did one day after the ValuJet tragedy. As a consequence, during the second half of May and the month of June 1996, the Company estimates that it lost at least $7 million in scheduled service revenues from both canceled reservations and reservations which were never received. This resulted in the sharp decline in scheduled service load factor noted above, and also resulted in an increase of only 13.9% more passengers boarded to 955,755 in the second quarter of 1996, as compared to 839,422 in the second quarter of 1995. The reduced demand for scheduled service seats in the second quarter of 1996 limited the Company's ability to apply aggressive yield management practices in most markets served.

Scheduled service revenues for the six months ended June 30, 1996, increased 19.5% to $216.1 million from $180.9 million in the six months ended June 30, 1995. Scheduled service RPMs increased 13.3% to 2.615 billion in the six months ended June 30, 1996, as compared to 2.309 billion in the same period of 1995, while ASMs increased 17.0% to 3.883 billion from 3.320 billion, resulting in a
2.2 point reduction in load factor to 67.3% in the six months ended June 30, 1996, as compared to 69.5% in the same period of 1995. Scheduled service yield increased 5.5% to 8.26 cents per RPM in the six months ended June 30, 1996, as compared to 7.83 cents per RPM in the six months ended June 30, 1995. Departures increased 29.9% to 17,273 as compared to 13,302 between the six months ended June 30, 1996 and the six months ended June 30, 1995. Passengers boarded increased by 18.7% to 1,968,133 in the six months ended June 30, 1996, as compared to 1,658,603 in the six months ended June 30, 1995.


The Company has recently undertaken a thorough study of the actual and potential profitability of all scheduled service routes, with particular attention to yields, revenue per ASM and operating costs by fleet type. As a result of this study, the Company has identified some unprofitable routes which it intends to eliminate from its scheduled service network before the end of 1996. Additionally, the Company has determined that it could enhance the profitability of scheduled service operations through the reallocation of the Company's existing aircraft types between different routes, and these fleet adjustments are also expected to be completed before the end of 1996.


Charter Revenues. The Company's charter revenues are derived principally from independent tour operators and from the United States military. Total charter revenues increased 5.2% to $73.0 million in the second quarter of 1996 from $69.4 million in the second quarter of 1995. Total charter revenues increased 3.6% to $156.2 million in the six months ended June 30, 1996, as compared to $150.7 million in the comparable 1995 period.


Charter revenues derived from independent tour operators increased 5.4% to $48.7 million in the second quarter of 1996 as compared to $46.2 million in the second quarter of 1995. Tour operator RPMs decreased 1.6% to 719.0 million in the second quarter of 1996 from 730.7 million in the comparable 1995 period, while ASMs increased 3.8% to 965.8 million from 930.5 million, resulting in a 4.1 point load factor reduction to 74.4% in the second quarter of 1996 as compared to 78.5% in the second quarter of 1995. The yield on tour operator revenues in the second quarter of 1996 increased 7.1% to 6.78 cents per RPM as compared to
6.33 cents in the second quarter of 1995. Tour operator passengers boarded increased 2.5% to 426,575 in the second quarter of 1996 as compared to 415,992 in the comparable quarter of 1995; and tour operator departures increased 5.1% to 2,575 in the second quarter of 1996 as compared to 2,451 in the second quarter of 1995.


Charter revenues derived from independent tour operators increased 8.3% to $115.0 million in the six months ended June 30, 1996, as compared to $106.2 million in the six months ended June 30, 1995. Tour operators RPMs increased 7.2% to 1.796 billion in the six months ended June 30, 1996, from 1.675 billion in the comparable 1995 period, while ASMs increased 10.0% to 2.252 billion from
2.048 billion, resulting in a 2.0 point load factor reduction to 79.8% in the six months ended June 30, 1996, as compared to 81.8% in the six months ended June 30, 1995. The yield on tour operator revenues in the six months ended June 30, 1996, increased 0.9% to 6.40 cents per RPM as compared to 6.34 cents in the six months ended June 30, 1995. Tour operator passengers boarded increased 11.3% to 1,082,899 in the six months ended June 30, 1996, as compared to 972,560 in the comparable period of 1995; and tour operator departures increased 12.8% to 6,244 in the six months ended June 30, 1996, as compared to 5,536 in the six months ended June 30, 1995.


Charter revenues derived from the U.S. military increased 1.9% to $21.8 million in the second quarter of 1996 as compared to $21.4 million in the second quarter of 1995. U.S. military RPMs decreased 1.2% to 177.8 million in the second quarter of 1996 from 179.9 million in the comparable 1995 period, while ASMs increased 0.3% to 398.6 million from 397.3 million, resulting in a 0.7 point load factor reduction to 44.6% in the second quarter of 1996 as compared to 45.3% in the second quarter of 1995. The yield on U.S. military revenues in the second quarter of 1996 increased 2.9% to 12.24 cents per RPM as compared to
11.89 cents in the second quarter of 1995. U.S. military passengers boarded decreased 22.5% to 50,399 in the second quarter of 1996 as compared to 65,056 in the comparable quarter of 1995; and U.S. military departures decreased 25.0% to 845 in the second quarter of 1996 as compared to 1,127 in the second quarter of 1995.


Charter revenues derived from the U.S. military decreased 10.3% to $36.4 million in the six months ended June 30, 1996, as compared to $40.6 million in the six months ended June 30, 1995. U.S. military RPMs decreased 12.2% to 292.8 million in the six months ended June 30, 1996, from 333.3 million in the comparable 1995 period, while ASMs decreased 9.4% to 666.2 million from 735.4 million, resulting in a 1.3 point load factor reduction to 44.0% in the six months ended June 30, 1996, as compared to 45.3% in the six months ended June 30, 1995. The yield on U.S. military revenues in the six months ended June 30, 1996, increased 2.1% to
12.42 cents per RPM as compared to 12.17 cents in the six months ended June 30, 1995. U.S. military passengers boarded decreased 30.7% to 82,512 in the six months ended June 30, 1996, as compared to 119,072 in the comparable period of 1995; and U.S. military departures decreased 35.9% to 1,378 in the six months ended June 30, 1996, as compared to 2,149 in the six months ended June 30, 1995.


The Company intends that both tour operator and U.S. military flying will continue to comprise a significant portion of the Company's total capacity in future years. In recognition of declining contract reimbursement rates in recent years for the U.S. military, the Company will continue to focus on limiting U.S. military flying to those operations which potentially provide the optimum profitability. The Company will also continue to grow its tour operator business with attention to maintaining operating costs and contract revenues at levels which provide an adequate return to the Company.


Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues increased 14.3% to $5.6 million in the second quarter of 1996 as compared to $4.9 million in the second quarter of 1995. For the six months ended June 30, 1996 ground package revenues increased 19.6% to $12.8 million from $10.7 million in the similar 1995 period. The Company has recently re-emphasized the sale of ground packages as an important marketing tool in the sale of airline seats and expects to produce steady increases in ground package sales in future years.

The Company's 23-year-old Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its 38,800 individual and family members annually. In the second quarter of 1996, total packages sold increased 7.3% over the second quarter of 1995, and for the six months ended June 30, 1996, the Club recorded a 15.3% increase in packages sold over the same 1995 period. During the second quarter of 1996, the average price of each ground package sold increased 20.7% as compared to the second quarter of 1995, while for the six months ended June 30, 1996, average package price increased 18.3% as compared to the same period in 1995.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States and to selected Mexico and Caribbean destinations. These packages are marketed through travel agents as well as directly by the Company's own reservations centers. During the second quarter of 1996, the number of ground packages sold increased 32.2% as compared to the second quarter of 1995, while for the six months ended June 30, 1996, the number of ground packages sold increased 22.3% as compared to the same 1995 period. During the second quarter of 1996, the average price of each ground package sold decreased 20.8% as compared to the second quarter of 1995, and for the six months ended June 30, 1996, the average package price decreased by 9.3% as compared to the same 1995 period.

The average price paid to the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions with other air carriers offering similar products in the Company's markets. Some ATA Vacations markets have experienced price reductions in 1996 due to intense price competition. The average gross margin on ground packages sold in the second quarter of 1996 declined to 16.9% as compared to 24.3% in the second quarter of 1995, and the average gross margin in the six months ended June 30, 1996, declined to 21.5% as compared to 24.1% in the same period in 1995.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of ATA. Other revenues increased 44.2% to $11.1 million in the second quarter of 1996 as compared to $7.7 million in the second quarter of 1995. Other revenues increased 27.2% to $17.3 million in the six months ended June 30, 1996, as compared to $13.6 million in the comparable 1995 period. Approximately $2.1 million of the revenue increases in both the second quarter of 1996 and the six months ended June 30, 1996, were attributable to an increase in the number of block hours of substitute service provided by the Company to other airlines. A substitute service agreement typically provides for the Company to operate an aircraft with its own crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time.



Operating Expenses


Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and Federal taxes. Salaries, wages and benefits expense for the second quarter of 1996 increased 22.4% to $41.6 million from $34.0 million in the second quarter of 1995. Salaries, wages and benefits expense for the six months ended June 30, 1996, increased 20.8% to $81.9 million from $67.8 million for the six months ended June 30, 1995. Approximately $8.0 million of the increase in the second quarter of 1996, and $14.8 million of the increase in the six months ended June 30, 1996, were attributable to the addition of primarily cockpit and cabin crews, reservations agents, base station staff and maintenance staff to support the Company's continued growth in seat capacity and fleet size. Average Company head count increased by 21.7% in the second quarter of 1996 as compared to the second quarter of 1995, while average Company head count increased 20.4% in the six months ended June 30, 1996, as compared to the same period in 1995. In the second quarter of 1996, as compared to the second quarter of 1995, salaries, wages and benefits expense was reduced by approximately $1.3 million as a result of the reduction of certain variable compensation and vacation accruals between periods, and the earning of certain credits for employment of new staff in the State of Indiana as provided for in the Company's economic incentive package of August 1995. In the six months ended June 30, 1996, as compared to the same period in 1995, salaries, wages and benefits expense was reduced by $2.4 million as a result of the same reductions in variable compensation and vacation accruals, and Indiana employment credits earned.

Salaries, wages and benefits expense for the second quarter of 1996 was 1.19 cents per ASM, an increase of 4.4% from the second quarter of 1995 of 1.14 cents per ASM. Salaries, wages and benefits expense for the six months ended June 30, 1996, was 1.18 cents per ASM, an increase of 7.3% from the six months ended June 30, 1995, of 1.10 cents per ASM. The cost per ASM increased partially as a result of an increase in the average rate of pay of 2.3% and 2.5%, respectively, for the second quarter of 1996 and the six months ended June 30, 1996, as compared to the same periods in 1995. In addition, the Company has increased employment in several maintenance and base station locations in lieu of continuing the use of third-party contractors. The Company believes it can provide more reliable operations and better customer service at a lower total cost by using its own employees in these selected locations. The Company has experienced related savings in the expense lines of handling, landing and navigation fees, and in aircraft maintenance, materials and repairs, as further described in those sections following.

In December 1994, the Company implemented a four-year collective bargaining agreement with flight attendants. In December 1995, the Company reached a tentative agreement with cockpit crews on a collective bargaining agreement covering that group of employees. In February of 1996, the Company was notified that the cockpit crews had failed to ratify the tentative agreement. The Company and the International Brotherhood of Teamsters (IBT) subsequently engaged in further discussions in the presence of a federal mediator, and a new tentative agreement was reached on August 6, 1996, which is expected to be submitted for ratification of the IBT membership during the third quarter.

Fuel and Oil. Fuel and oil expense for the second quarter of 1996 increased 30.8% to $39.5 million from $30.2 million in the second quarter of 1995. Fuel and oil expense for the six months ended June 30, 1996, increased 27.9% to $80.7 million from $63.1 million in the six months ended June 30, 1995. In both comparative sets of periods, fuel and oil expense increased due to an increase in fuel consumed to operate the Company's expanded block hours of flying, due to an increase in the average price paid per gallon of fuel consumed, and due to the imposition of a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use effective October 1, 1995.


During the second quarter of 1996, as compared to the same quarter in 1995, the Company consumed 16.4% more gallons of jet fuel for flying operations. Also during the second quarter of 1996, the Company flew 36,672 block hours as compared to 30,562 block hours in the second quarter of 1995, an increase of 20.0% between quarters. During the six months ended June 30, 1996, as compared to the same period in 1995, the Company consumed 13.6% more gallons of jet fuel while flying 73,040 block hours, as compared to 63,080 block hours in the six months ended June 30, 1995, an increase of 15.8% in block hours between periods.


During the second quarter of 1996, the Company's average cost per gallon of fuel consumed (excluding the excise tax described in the following paragraph) increased by 12.5% as compared to the same quarter in 1995. During the six months ended June 30, 1996, as compared to the same period in 1995, the Company's average cost per gallon of fuel increased by 9.7%. Fuel price increases paid by the Company reflected generally tighter supply conditions for aviation fuel which persisted throughout the first two quarters of 1996 as compared to the prior year.

On October 1, 1995, the Company became subject to a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use by commercial air carriers. The effect of this tax in the second quarter of 1996, and in the six months ended June 30, 1996, was to increase the Company's cost of jet fuel subject to this tax by approximately 6%, which added $2.0 million and $4.1 million, respectively, to the Company's fuel expenses in those periods of 1996 as compared to the same periods in 1995. Certain legislation has recently been considered in Congress to reinstate commercial air carriers' exemption from this fuel tax. The outcome of these legislative actions cannot be predicted by the Company, and, under existing tax law, the Company remains indefinitely subject to the fuel tax.

Fuel and oil expense for the second quarter of 1996 was 1.13 cents per ASM, an increase of 11.9% from the second quarter of 1995 of 1.01 cents per ASM. Fuel and oil expense for the six months ended June 30, 1996, was 1.16 cents per ASM, an increase of 13.7% from the six months ended June 30, 1995, of 1.02 cents per ASM. The increase in the cost per ASM of fuel and oil expense for both comparative periods was primarily a result of higher prices and the new excise tax, partially offset by the expanded use of the more fuel efficient twin-engine Boeing 757-200 aircraft in the Company's fleet. During the second quarter of 1996, the Company's Boeing 757-200 aircraft accounted for 31.4% of total block hours flown, as compared to 26.6% in the second quarter of 1995. For the six months ended June 30, 1996, the Boeing 757-200 accounted for 31.3% of total block hours flown, as compared to 26.4% in the six months ended June 30, 1995.

Aircraft Rentals. Aircraft rentals expense for the second quarter of 1996 increased 32.1% to $17.3 million from $13.1 million in the second quarter of 1995. Aircraft rentals expense for the six months ended June 30, 1996, increased 29.8% to $34.4 million from $26.5 million in the six months ended June 30, 1995. These increases in both comparative periods were attributable to continued growth in the size of the Company's leased aircraft fleet. The addition of three leased Boeing 757-200 aircraft resulted in $3.6 million and $7.2 million, respectively, of increased aircraft rentals for the second quarter of 1996 and the six months ended June 30, 1996, as compared to the prior year, while several additional leased Boeing 727-200 and Lockheed L-1011 aircraft contributed $0.7 million and $1.3 million in additional aircraft rentals between the same respective periods. Aircraft rentals expense was reduced by $0.2 and $0.6 million, respectively, for the second quarter of 1996 and the six months ended June 30, 1996, as compared to the prior year, due to the purchase of four Pratt and Whitney engines in May 1995 which had been previously leased.

Aircraft rentals expense for the second quarter of 1996 was 0.49 cents per ASM, an increase of 11.4% over the second quarter of 1995 of 0.44 cents per ASM. Aircraft rentals expense for the six months ended June 30, 1996 was 0.50 cents per ASM, an increase of 16.3% over the six months ended June 30, 1995, of 0.43 cents per ASM. The period-to-period increase of three Boeing 757-200 aircraft was a significant factor in these changes, since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft, and to handle passenger check-in, security and baggage where the Company elects to use third-party contract services in lieu of its own employees. Air navigation fees are assessed when the Company's aircraft overfly certain foreign airspace. Handling, landing and navigation fees were unchanged at $16.6 million for the second quarters of 1996 and 1995, while they increased 4.9% to $36.3 million in the six months ended June 30, 1996, as compared to $34.6 million in the six months ended June 30, 1995. During the second quarter of 1996, the average cost per departure for third-party aircraft handling declined 25.0% as compared to the second quarter of 1995, and the average cost of landing fees per departure decreased 15.7% between the same periods. During the six months ended June 30, 1996, the average cost per departure for aircraft handling decreased 15.9% as compared to the six months ended June 30, 1995, and the average cost of landing fees per departure decreased 12.0% between the same periods.


Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served as well as the fleet composition of departing aircraft. On average, these costs for narrow-body aircraft are less than for wide-body aircraft, and the average costs at domestic U.S. airports are less than the average costs at most foreign airports. In the second quarter of 1996, 81.4% of the Company's departures were operated with narrow-body aircraft, as compared to 78.5% in the second quarter of 1995, and 82.4% of the Company's departures were from U.S. domestic locations, as compared to 80.5% in the second quarter of 1995. During the six months ended June 30, 1996, 80.2% of the Company's departures were operated with narrow-body aircraft, as compared to 77.1% in the six months ended June 30, 1995, and 83.1% of the Company's departures were from U.S. domestic locations, as compared to 79.2% in the six months ended June 30, 1995.


Handling costs also vary from period to period according to decisions made by the Company to use third-party handling services at some airports in lieu of using the Company's own employees. Effective in the first two quarters of 1996, the Company implemented a policy of "self-handling" at four domestic U.S. airports with significant operations, which had been substantially handled using third-party contractors in the first two quarters of 1995. This change resulted in lower absolute third-party handling costs for these locations, and contributed to lower system average contract handling costs per departure, for the second quarter of 1996 and the six months ended June 30, 1996, as compared to the same periods of 1995. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost per ASM for handling,  landing and navigation fees decreased 12.7% from
0.55 cents in the second quarter of 1995 to 0.48 cents in the second quarter of 1996. The cost per ASM for handling, landing and navigation fees decreased 7.1% from 0.56 in the six months ended June 30, 1995, to 0.52 cents in the six months ended June 30, 1996.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned Lockheed L-1011 airframes and engines, Pratt and Whitney engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis, using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense for the second quarter of 1996 increased 18.0% to $15.1 million from $12.8 million in the second quarter of 1995. Depreciation and amortization expense for the six months ended June 30, 1996, increased 16.7% to $30.7 million from $26.3 million in the six months ended June 30, 1995.

Depreciation expense attributable to owned airframes and engines, and other property and equipment owned by the Company, increased $0.9 million in the second quarter of 1996 as compared to the second quarter of 1995, and increased $2.2 million for the six months ended June 30, 1996, as compared to the same period in 1995. Amortization of capitalized engine and airframe overhauls increased $0.9 million in the second quarter of 1996 as compared to the second quarter of 1995, and increased $1.8 million for the six months ended June 30, 1996, as compared to the same period in 1995. The increasing cost of overhaul amortization reflects the increase in the number of aircraft added to the Company's fleet and the increase in cycles and block hours flown between years. New aircraft introduced into the Company's fleet generally do not require airframe or engine overhauls until one or more years after first entering service. Therefore, the resulting amortization of these overhauls generally occurs on a delayed basis from the date the aircraft is placed into service.

Depreciation and amortization cost per ASM for the second quarters of 1996 and 1995 was unchanged at 0.43 cents, while this cost per ASM increased 2.3% to 0.44 cents in the six months ended June 30, 1996, as compared to 0.43 cents in the six months ended June 30, 1995.

Aircraft Maintenance, Materials and Repairs. This expense line includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 2.9% to $14.3 million in the second quarter of 1996 as compared to $13.9 million in the second quarter of 1995. This cost increase was partially due to increases of 21.7% in the Company's total departures and 20.0% in the Company's total block hours between quarters, which increased routine repairs of repairable and rotable components to support this higher level of operations. Repair cost increases were partially offset, however, by a reduction in expendable and repairable materials consumed. Aircraft maintenance, materials and repairs cost was also reduced in the second quarter of 1996 due to a planned reduction in the use of third-party maintenance staff in favor of using more Company maintenance employees for both base and line maintenance activities. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost of aircraft maintenance, materials and repairs decreased 3.8% to $27.9 million in the six months ended June 30, 1996, as compared to $29.0 million in the six months ended June 30, 1995. The improved maintenance reliability of the Company's engines resulted in lower engine repair costs in the six months ended June 30, 1996, as compared to the same period in 1995. In addition, a significant period-over-period reduction in the use of third-party maintenance staff was also achieved, although higher salaries, wages and benefits expense was incurred in the six months ended June 30, 1996, as a result of this policy change.

The cost per ASM of aircraft maintenance, materials and repairs decreased by 12.8% to 0.41 cents in the second quarter of 1996 as compared to 0.47 cents in the second quarter of 1995. The cost per ASM of aircraft maintenance, materials and repairs decreased by 14.9% to 0.40 cents in the six months ended June 30, 1996, as compared to 0.47 cents in the six months ended June 30, 1995. Approximately one-half of this decline in both comparative sets of periods was attributable to the policy of reducing third-party contract maintenance labor in favor of the use of Company employees. The remainder of the cost savings per ASM was attributable to careful utilization of expendable, repairable and rotable aircraft components to minimize the expense of their use and repair between periods.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of aircraft maintenance, materials and repairs expense based upon the actual condition of the airframes and engines as each lease termination date approaches. There was no significant difference in the amounts of return condition expenses accrued in the second quarter of 1996 and the six months ended June 30, 1996, as compared to the same periods in 1995.


Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members that is incurred to position crews away from their bases to operate all Company flights throughout the world. The cost of air transportation is generally more significant for the charter business segment, since these flights often operate between cities in which Company crews are not normally based and may involve extensive international positioning of crews. Hotel and per diem expenses are incurred for both scheduled and charter services, although higher per diem and hotel rates generally apply to international assignments.

The cost of crew and other employee travel increased 15.9% to $9.5 million in the second quarter of 1996 from $8.2 million in the second quarter of 1995. During the second quarter of 1996, the Company increased average crew member head count by 12.6% as compared to the second quarter of 1995. In addition, the average cost of per diem reimbursement provided to each crew member increased 17.5% due to some crew shortages which developed during the second quarter of 1996, which required the Company's crew members to spend more average time away from base than in the second quarter of 1995. The average cost of positioning and hotel expense per crew member declined by 2.7% and 3.7%, respectively, between quarters.


The cost of crew and other employee travel increased by 19.4% to $17.2 million in the six months ended June 30, 1996, as compared to $14.4 million in the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company increased average crew member head count by 12.7% as compared to the six months ended June 30, 1995. The average cost of positioning and per diem expense per crew member increased 6.6% and 8.6%, respectively, between the six months ended June 30, 1996, and the same period of 1995, while hotel costs per crew member declined 0.8% between periods. Crew travel costs were significantly affected by weather-related flight delays, diversions and cancellations in the first quarter of 1996.

The cost per ASM for crew and other employee travel remained unchanged at 0.27 cents for the second quarters of 1996 and 1995, while this cost per ASM increased by 8.7% to 0.25 cents for the six months ended June 30, 1996, as compared to 0.23 cents for the six months ended June 30, 1995.


Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 1996 and 1995, catering represented 80.3% and 85.4%, respectively, of total passenger service expense, while for the six months ended June 30, 1996 and 1995, catering represented 78.4% and 86.9%, respectively, of total passenger service expense.

The cost of passenger service decreased 6.1% in the second quarter of 1996 to $7.7 million as compared to $8.2 million in the second quarter of 1995. Although total passengers boarded increased by 11.4% to 1,496,897 in the second quarter of 1996 as compared to 1,343,726 in the same 1995 period, the average cost to cater each passenger declined 18.3% between quarters due to both a planned reduction in catering service levels in select charter and scheduled service markets beginning late in the second quarter of 1995, and due to a 22.5% reduction in military passengers boarded, which is the most expensive passenger to cater in the Company's business mix.


The cost of passenger service increased 1.2% in the six months ended June 30, 1996, to $16.9 million as compared to $16.7 million in the six months ended June 30, 1995. Total passengers boarded increased 15.3% to 3,199,502 in the six months ended June 30, 1996, as compared to 2,775,896 in the same period in 1995, although the average cost to cater each passenger declined by 25.4% between the same comparative periods. Passenger service costs were negatively impacted in the first quarter by severe winter weather in Boston and Chicago-Midway, which generated additional costs to handle inconvenienced passengers and mishandled baggage due to canceled and significantly delayed flights.


The cost per ASM of passenger service decreased 18.5% to 0.22 cents in the second quarter of 1996 as compared to 0.27 cents in the second quarter of 1995. The cost per ASM of passenger service decreased 11.1% to 0.24 cents in the six months ended June 30, 1996 as compared to 0.27 cents in the six months ended June 30, 1995. The lower cost per ASM in both comparative sets of periods was primarily due to lower cost of catering per passenger boarded.

Commissions. The Company incurs significant commission expenses in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense increased 22.6% to $7.6 million in the second quarter of 1996 as compared to $6.2 million in the second quarter of 1995. Between the second quarters of 1995 and 1996, scheduled service passengers boarded increased 13.9%. During this same time period, the percentage of passenger tickets sold through travel agencies increased due to the Company's implementation of full participation in several CRS systems in the third quarter of 1994, and due to the introduction of connecting fares in the second quarter of 1995 which expanded choices for travel agents to sell the Company's scheduled service network. The average rate of agency commission also increased between the second quarters of 1995 and 1996 due to the introduction of selected sales incentives in the 1996 period.


Commissions expense increased 24.0% to $15.0 million in the six months ended June 30, 1996, as compared to $12.1 million in the same 1995 period, while scheduled service passengers boarded increased 18.7% between periods. The rate and volume effects of CRS participation, connecting fares and sales incentives exerted upward pressure on commissions costs in the six months ended June 30, 1996, in the same manner as was described above for the second quarter of 1996.

The cost per ASM of commissions expense increased 4.8% to 0.22 cents for the second quarter of 1996 as compared to 0.21 cents for the second quarter of 1995. The cost per ASM increased 15.8% to 0.22 cents for the six months ended June 30, 1996, as compared to 0.19 cents for the comparable 1995 period. These increases reflect the relatively faster growth of scheduled service capacity in the 1996 periods as compared to tour operator and U.S. military capacity. When compared to scheduled service ASMs only, the cost per ASM of commissions expense increased 11.5% and 9.6%, respectively, between the second quarters of 1996 and 1995, and between the six months ended June 30, 1996 and 1995. These increases against scheduled service ASMs were attributable to the increase in the percentage of passenger tickets sold through travel agencies and to the increase in the average rate of commissions paid between periods.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground arrangements to Ambassadair and ATA Vacations customers. Ground package cost increased 27.0% to $4.7 million in the second quarter of 1996 as compared to $3.7 million in the second quarter of 1995. Ground package cost increased 24.7% to $10.1 million for the six months ended June 30, 1996, as compared to $8.1 million for the same period in 1995. This increase in cost is primarily due to the increase in ground packages sold in both sets of comparative periods. In the second quarter of 1996, Ambassadair sold 7.3% more packages and ATA Vacations sold 32.2% more ground packages than in the second quarter of 1995; in the six months ended June 30, 1996, Ambassadair sold 15.3% more ground packages and ATA Vacations sold 22.3% more ground packages than in the same period of 1995. The average cost of each Ambassadair ground package sold increased 23.4% and 21.4%, respectively, between the second quarters of 1996 and 1995, and the six months ended June 30, 1996 and 1995. The average cost of each ATA Vacations package sold decreased 9.2% and 7.2%, respectively, between the second quarters of 1996 and 1995, and the six months ended June 30, 1996 and 1995.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to Computer Reservations Systems (CRS) to reserve single-seat sales for scheduled service; (ii) credit card discount expense incurred when selling single seats and ground packages to customers using credit card forms of payment; (iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers contacting the Company directly to book reservations; and (iv) miscellaneous other selling expenses which are primarily associated with single-seat sales. Other selling expenses increased 27.8% to $4.6 million in the second quarter of 1996 as compared to $3.6 million in the second quarter of 1995. Other selling expenses increased 32.5% to $10.2 million in the six months ended June 30, 1996, as compared to $7.7 million in the same period of 1995.

The number of CRS bookings made increased 27.6% in the second quarter of 1996 as compared to the second quarter of 1995, and increased 34.9% in the six months ended June 30, 1996, as compared to the same period of 1995. These volume increases were slightly offset by average booking unit price reductions of 1.3% and 2.4%, respectively, applicable to the same sets of comparable 1996 and 1995 periods. Credit card discount expense also increased between the second quarters and six months ended June 30, 1996, and 1995 in response to increased single-seat sales volumes, and due to the implementation of new credit card forms of payment in the second quarter of 1995 which carry higher unit discount costs for the Company than for previously existing credit card programs. The volume of toll-free telephone service used by the Company's customers also increased between years as a result of higher single-seat sales, and as a result of the increased promotion of ground package sales which prompted more calls to the Company's reservations centers in the 1996 periods.

Other selling cost per ASM increased 8.3% to 0.13 cents in the second quarter of 1996 as compared to 0.12 cents in the second quarter of 1995, and other selling cost per ASM increased 25.0% to 0.15 cents in the six months ended June 30, 1996, as compared to 0.12 cents in the same period of 1995. These increases in cost are reflective of the proportionately higher growth in scheduled service ASMs as compared to charter ASMs between years.

Advertising. Advertising expense increased 43.5% to $3.3 million in the second quarter of 1996 as compared to the $2.3 million in the second quarter of 1995, and advertising expense increased 13.7% to $5.8 million in the six months ended June 30, 1996, as compared to $5.1 million in the same period of 1995. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of ground packages. The Company decreased advertising activities in the first quarter of 1996 due to exceptionally strong advanced bookings for the spring break period, and increased advertising in the second quarter of 1996 to more vigorously promote scheduled service expansion during the intense period of media scrutiny following the ValuJet accident on May 11.


The cost per ASM of advertising increased 12.5% to 0.09 cents in the second quarter of 1996 as compared to 0.08 cents in the second quarter of 1995. The cost per ASM of advertising remained unchanged at 0.08 cents per ASM for the six months ended June 30, 1996 and 1995.


Facility and Other Rentals. Facility and other rentals includes the costs of all ground facilities which are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 50.0% to $2.4 million in the second quarter of 1996 as compared to $1.6 million in the second quarter of 1995, while this cost increased 29.4% to $4.4 million in the six months ended June 30, 1996, as compared to $3.4 million in the same period of 1995.

The cost per ASM of facility and other rentals increased 40.0% to 0.07 cents in the second quarter of 1996 as compared to 0.05 cents in the second quarter of 1995, while the cost per ASM remained unchanged at 0.06 cents per ASM for the six months ended June 30, 1996 and 1995. The increase in expense noted for the second quarter of 1996 was attributable to higher facility costs resulting from the Company becoming a signatory carrier at Orlando International Airport, together with a rent increase attributable to Chicago-Midway facilities. The increased facility costs at Orlando International Airport have associated savings in lower handling and landing fees for the Company's flights at Orlando International Airport.

Other Operating Expenses. Other operating expenses increased 14.2% to $14.5 million in the second quarter of 1996 as compared to $12.7 million in the second quarter of 1995. Other operating expenses increased 19.4% to $28.9 million in the six months ended June 30, 1996, as compared to $24.2 million in the same period of 1995. Significant components of the year-over-year variances include increases in substitute service and passenger reprotection costs, professional fees, data communications costs and insurance costs.

Other operating cost per ASM decreased 2.3% to 0.42 cents in the second quarter of 1996 as compared to 0.43 cents in the second quarter of 1995. Other operating cost per ASM increased 7.7% to 0.42 cents in the six months ended June 30, 1996, as compared to 0.39 cents in the same period of 1995.



Income Tax Expense


In the second quarter of 1996, the Company recorded ($1.3) million in tax credits applicable to the loss before income taxes for that period, while income tax expense of $2.1 million was recognized pertaining to income before taxes for the second quarter of 1995. For the six months ended June 30, 1996, income tax expense of $0.7 million was recorded, as compared to $6.7 million in the same period of 1995. The effective tax rate applicable to tax credits in the second quarter of 1996 was 36.1%, and the effective tax rate for income earned in the second quarter of 1995 was 38.5%. The effective tax rates for the six months ended June 30, 1996 and 1995 were 91.4% and 43.3%, respectively.

Income tax expense in total declined in 1996 due to a decline in taxable income between years. However, the effective income tax rates increased in 1996 as compared to 1995, due partly to the unfavorable effect of adding back nondeductible crew per diem reimbursements to income before taxes. The effect of these permanent differences on effective tax rates becomes more pronounced as taxable income declines. In addition, the lower profitability of the second quarter of 1996 resulted in a downward revision of earnings expectations for the full year 1996, the effect of which was recorded in the second quarter of 1996.



Liquidity and Capital Resources

The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. For the six months ended June 30, 1996 and 1995, net cash provided by operating activities was $35.6 million and $38.0 million, respectively.


Net cash used in investing activities was $42.9 million and $31.0 million, respectively, for the six months ended June 30, 1996 and 1995. Such amounts primarily reflected cash capital expenditures totaling $60.3 million in 1996 and $27.7 million in 1995 for engine overhauls, airframe improvements and the purchase of airframes, engines and rotable parts. Capital expenditures were supplemented with other capital expenditures financed directly with debt totaling $18.4 million in the six months ended June 30, 1996, and $13.3 million in the comparable 1995 period. In the six months ended June 30, 1996, the Company generated $15.0 million in cash from the sale and leaseback of two owned Boeing 727-200 aircraft. There were no similar sale and leaseback transactions in the six months ended June 30, 1995.


Net cash provided by financing activities was $1.1 million and $2.1 million, respectively, for the six months ended June 30, 1996 and 1995.


In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s with deliveries of two aircraft each scheduled for the fourth quarters of 1995, 1996 and 1997. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for thirteen RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, the credits and cost guarantees that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first aircraft under this agreement in September 1995 and the second aircraft in December 1995. Both deliveries were financed under operating leases. Advance payments totaling approximately $40.0 million ($10.0 million per aircraft) are required prior to delivery of the four remaining aircraft, with the remaining purchase price payable at delivery. As of June 30, 1996, the Company had made $17.8 million in advance payments applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions structured as operating leases.


In the third quarter of 1995, the Company completed the lease of Hangar No. 2 at Chicago-Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. Under this lease, the Company has acquired the use of both the west and east bays of the hangar and associated ramp and parking areas. This lease obligates the Company to perform certain improvements to the west bay and the Company may, at its option, perform additional improvements to the east bay. In the fourth quarter of 1995, the Company financed west bay improvements, together with separate passenger terminal improvements at Midway, through the issuance of $6.0 million in tax-exempt bonds. Initial construction activities in the west bay area began in the fourth quarter of 1995 and were completed during the second quarter of 1996. The Company anticipates that it will perform some of the maintenance of its Boeing 727-200 and Boeing 757-200 narrow-body fleets at this facility over the term of the lease.


In the fourth quarter of 1995, the Company purchased one Boeing 727-200, and financed that aircraft through a sale/leaseback structured as an operating lease. In the first quarter of 1996, the Company purchased four additional
Boeing 727-200 aircraft, financing two of these through sale/leasebacks structured as operating leases by the end of the second quarter of 1996. The remaining two Boeing 727-200 aircraft purchased in the first quarter of 1996 were financed through a separate bridge debt facility as of June 30, 1996, and are expected to be financed long-term through sale/leaseback transactions before the end of 1996.

In the second quarter of 1996, the Company purchased a sixth Boeing 727-200 aircraft which had been previously financed by the Company through an operating lease. This aircraft was financed through the separate bridge debt facility as of June 30, 1996, and is also expected to be financed long-term through a sale/leaseback transaction before the end of 1996.

In October 1995, the Company entered into an agreement with a supplier to provide for the purchase of hushkits for installation on Boeing 727-200 aircraft. All Boeing 727-200 aircraft acquired during the first quarter of 1996 had hushkits installed prior to being placed into revenue service, and the Company plans to install additional hushkits on other existing Boeing 727-200 aircraft in the Company's fleet. These narrow-body hushkitted aircraft are expected to provide additional capacity in the Company's scheduled and charter markets while maintaining the Company's compliance with Federal Stage 3 noise requirements as of December 31, 1996. Hushkits purchased by the Company, together with deposits made against future hushkit deliveries, are financed through a separate bridge debt facility as of June 30, 1996. The cost of these hushkits is included in the cost basis of each modified Boeing 727-200 as these hushkitted aircraft are financed long-term through sale/leaseback transactions.

The Company's existing bank credit facility was renegotiated during the first quarter of 1996 to increase the available credit from $110.0 million to a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral value. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and parts. At June 30, 1996 and 1995, the Company had borrowed the maximum amount then available under the bank credit facility, of which $75.0 million was repaid on July 1, 1996, and $65.0 million was repaid on July 3, 1995. Loans outstanding under the renegotiated facility bear interest, at the Company's option, at either (i) prime, or (ii) the Eurodollar Rate plus 1.50% to 2.00%. The facility matures on April 1, 1999, and contains various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.


The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the bank's prime rate plus 0.25%. There were no borrowings against this facility as of June 30, 1996 or 1995; however, the Company did have outstanding letters of credit secured by this facility aggregating $4.3 million and $3.4 million, respectively.

In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During the first six months of 1996, the Company repurchased 16,000 shares, bringing the total number of shares it has repurchased under the program to 185,000 shares.



New Executive Positions

Effective August 9, 1996, Stanley L. Pace, 42, has been elected by the Board of Directors to the posts of President and Chief Executive Officer. J. George Mikelsons will step down as Chief Executive Officer, but will continue to play an active role in the Company as Chairman of the Board of Directors. Mr. Pace has served as a senior partner and director of Bain & Company, Inc. for 17 years and, since May 1, has captained a team of consultants working with the Company. Mr. Pace graduated from the University of Utah and received an MBA in 1978 from the Harvard Business School. Dalen Thomas, who was also with the Bain & Company team working with the Company earlier this year, will join the Company as Senior Vice President, Marketing, Sales and Strategic Planning. Mr. Thomas received his MBA from Stanford Business School. Messrs. Pace and Thomas were also elected to the Board of Directors until the next Annual Meeting of Shareholders.



Subsequent Event


On July 29, 1996, the Company signed a Letter of Intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases in effect as of June 30, 1996.

Under the terms of the Letter of Intent, the Company will cancel leases on five Boeing 757-200 aircraft powered by Pratt and Whitney engines, and will return these aircraft to the lessor on specific dates between September and November 1996. The Company is required to meet certain return conditions associated with airframes and engines, and the lessor will reimburse the Company for certain leasehold improvements made to the aircraft and for certain prepayments made by the Company to satisfy qualified maintenance expenditures for these aircraft over the original lease terms. The cancellation of these leases is expected to reduce the Company's fleet of Pratt-and-Whitney-powered Boeing 757-200 aircraft from seven to two units as of the end of 1996.


 The Company will also terminate existing operating leases on three Lockheed L-1011 aircraft, will purchase the airframes pertaining to these aircraft and will sign new operating leases covering only the nine related engines.


In association with this transaction, the lessor has agreed to provide the Company with approximately $9,000,000 in unsecured financing for a term of seven years.

In addition, the Company is also negotiating to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the lessor in the fourth quarter of 1996. The Company expects to finance this aircraft under a sale/leaseback transaction structured as an operating lease. The acquisition of this aircraft, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, is expected to increase the size of the Company's Rolls-Royce-powered Boeing 757-200 fleet from four to seven units as of the end of 1996.


The Company estimates that it will recognize a pre-tax operating loss on disposal of the net book value of assets relating to these leased aircraft of approximately $2.5 million in the third quarter of 1996.


The result of these transactions will be to reduce the Company's total fleet of Boeing 757-200 aircraft from a previously anticipated thirteen units to nine units as of December 31, 1996. The decision to reduce this fleet is based upon profitability analysis of the Company's Boeing 757-200 operations, which has revealed that this aircraft is the least profitable of the Company's fleet types to operate, given the Company's current and anticipated mix of scheduled service and charter business. The Company believes that there currently are some profitable, mission-specific uses for the Boeing 757-200 aircraft, particularly for west coast operations originating from Chicago-Midway, which require the short runway performance and range of the Boeing 757-200 aircraft, and in limited circumstances in U.S. military charter operations. The Company therefore currently expects to maintain a small number of Boeing 757-200 aircraft in its fleet.



PART II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders


On May 14, 1996, the Company held its Annual Meeting of Shareholders, during which an election of Directors, and the appointment of external auditors, were submitted to a vote of shareholders.


(1) The following individuals were elected as Directors of the Company.

    Director Name             Votes For                         Votes Withheld

J. George Mikelsons          11,531,149                            5,166
Kenneth K. Wolff             11,530,601                            5,714
James W. Hlavacek            11,528,897                            7,418
William P. Rogers, Jr.       11,531,593                            4,722
Robert A. Abel               11,531,493                            4,822
Andrejs P. Stipnieks         11,531,554                            4,761
J. Danforth Quayle           11,530,704                            5,611


(2) The accounting firm of Ernst & Young was retained as external auditors of the Company for the 1996 fiscal year; 11,521,019 votes were cast for, 10,244 votes were cast against, and 5,052 votes were withheld.


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.
(b) None.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Amtran, Inc.
                                                  (Registrant)




         Date August 14,1996
                                        J. George Mikelsons
                                        Chairman and Chief Executive Officer




         Date August 14,1996
                                        James W. Hlavacek
                                        Executive Vice President and
                                        Chief Operating Officer
                                        President of ATA Training Corporation
                                        Director



         Date August 14,1996
                                        Kenneth K. Wolff
                                        Executive Vice President and
                                        Chief Financial Officer
                                        Director