Form 10-Q
period 1996-09-30
AMTRAN INC
filed 1996-11-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period Ended September 30, 1996
                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to _________

Commission file number  000-21642


                                     AMTRAN,INC.
             (Exact name of registrant as specified in its charter)


         Indiana                             35-1617970
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)



   7337 West Washington Street
   Indianapolis, Indiana                                  46231
  (Address of principal executive offices)             (Zip Code)


                                  (317) 247-4000
              (Registrant's telephone number, including area code)

                                  Not applicable
(Former name,former address and former fiscal year, if changed since last report)


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

Common Stock,  Without Par Value - 11,793,852 shares as of October 31, 1996

PART I - Financial Information
Item 1 - Financial Statements

                                                AMTRAN, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands)
                                                                                       September 30,              December 31,
                                                                                             1996                      1995
                                                                                   ----------------------     ---------------------
                       ASSETS                                                           (Unaudited)
Current assets:
      Cash and cash equivalents .............................................        $            72,802       $            92,741
       Receivables, net of allowance for doubtful accounts
            (1996 - $1,182;  1995 - $1,303) .................................                     27,340                    24,158
      Inventories,  net .....................................................                     14,457                    13,959
      Assets held for sale ..................................................                     13,883                        --
      Prepaid expenses and other current assets .............................                     17,020                    25,239
                                                                                   ----------------------     ---------------------
Total current assets ........................................................                    145,502                   156,097

Property and equipment:
      Flight equipment ......................................................                    394,172                   384,476
      Facilities and ground equipment .......................................                     49,803                    40,290
                                                                                   ----------------------     ---------------------
                                                                                                 443,975                   424,766
      Accumulated depreciation ..............................................                    197,934                   183,998
                                                                                   ----------------------     ---------------------
                                                                                                 246,041                   240,768

Deposits and other assets .................................................                       12,082                    16,272
                                                                                   ----------------------     ---------------------

Total assets ...............................................................         $           403,625       $           413,137
                                                                                   ======================     =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt ..................................         $            29,133       $             3,606
     Accounts payable ......................................................                       9,640                    11,152
     Air traffic liabilities ...............................................                      49,192                    56,531
     Accrued expenses ......................................................                      72,843                    76,312
                                                                                   ----------------------     ---------------------
Total current liabilities ..................................................                     160,808                   147,601

Long-term debt, less current maturities ....................................                     129,908                   134,641
Deferred income taxes ......................................................                      29,438                    37,949
Other deferred items .......................................................                      14,005                    11,761

Commitments and contingencies

Shareholders' equity:
     Preferred stock:  authorized 10,000,000 shares, none issued ..........                         --                        --
     Common stock, without par value:
      Authorized 30,000,000 shares;issued 11,793,852-1996; 11,790,752-1995                        38,309                    38,259
      Treasury stock: 185,000 shares - 1996; 169,000 shares - 1995 ........                       (1,760)                   (1,581)
     Additional paid-in-capital ...........................................                       17,397                    15,821
     Deferred compensation ................................................                       (1,134)                      --
     Deferred compensation - ESOP .........................................                       (2,133)                   (2,666)
     Retained earnings ....................................................                       18,787                    31,352
                                                                                   ----------------------     ---------------------
                                                                                                  69,466                    81,185
                                                                                   ----------------------     ---------------------
Total liabilities and shareholders' equity ..................................        $           403,625       $           413,137

                                                                                   ======================     =====================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                                          AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share data)


                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                             1996                    1995                  1996              1995
                                                    ---------------------------------------   --------------------------------------
                                                          (Unaudited)            (Unaudited)           (Unaudited)       (Unaudited)
Operating revenues:
   Scheduled service ...........................    $          102,669 $            93,849    $          318,788 $          274,740
   Charter .....................................                84,213              90,310               240,443            241,021
   Ground package ..............................                 4,744               4,595                17,606             15,314
   Other .......................................                 8,072               5,673                25,391             19,308
                                                    ---------------------------------------   --------------------------------------
Total operating revenues .......................               199,698             194,427               602,228            550,383

Operating expenses:
   Fuel and oil ................................                45,437              34,681               126,108             97,760
   Salaries, wages and benefits ................                44,896              36,589               126,802            104,408
   Handling, landing and navigation fees .......                21,006              23,998                57,353             58,627
   Aircraft rentals ............................                17,506              13,255                51,902             39,750
   Depreciation and amortization ...............                16,468              14,865                47,173             41,142
   Aircraft maintenance, materials and repairs .                14,508              14,981                42,391             44,006
   Crew and other employee travel ..............                10,442               7,711                27,685             22,083
   Passenger service ...........................                 9,450              10,982                26,364             27,729
   Commissions .................................                 6,724               6,371                21,688             18,460
   Other selling expenses ......................                 4,294               3,706                14,449             11,375
   Ground package cost .........................                 4,074               3,746                14,165             11,879
   Facility and other rentals ..................                 2,786               1,870                 7,214              5,291
   Advertising .................................                 2,339               1,575                 8,161              6,710
   Disposal of assets ..........................                 4,744                 --                  4,744                --
   Other operating expenses ....................                14,102              12,453                42,602             36,706
                                                    ---------------------------------------   --------------------------------------
Total operating expenses .......................               218,776             186,783               618,801            525,926
                                                    ---------------------------------------   --------------------------------------
Operating income (loss) ........................               (19,078)              7,644              (16,573)             24,457

Other income (expense):
   Interest income .............................                   208                  99                   476                323
   Interest expense ............................                  (626)               (952)               (2,803)            (2,796)
   Other .......................................                    63                  95                   255                293
                                                    ---------------------------------------   --------------------------------------
Other expenses .................................                  (355)               (758)               (2,072)            (2,180)
                                                    ---------------------------------------   --------------------------------------

Income (loss) before income taxes ..............              (19,433)               6,886              (18,645)             22,277
Income taxes (credits) .........................               (6,800)               3,295               (6,080)              9,958
                                                    ---------------------------------------   --------------------------------------
Net income (loss) ..............................     $        (12,633)  $            3,591     $        (12,565)  $          12,319
                                                    =======================================   ======================================
Net income (loss) per share ....................     $          (1.09)  $             0.31     $          (1.08)  $            1.06
                                                    =======================================   ======================================

Average shares outstanding .....................            11,592,583          11,617,301            11,526,398         11,632,663


                                                    =======================================   ======================================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                                         AMTRAN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                                                          Nine Months Ended September 30,
                                                                                                1996                       1995

                                                                                 --------------------------------------------------
                                                                                           (Unaudited)                  (Unaudited)
Operating activities:
Net income (loss) ...........................................................      $           (12,565)      $             12,319
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
    Depreciation and amortization ...........................................                   47,173                     41,142
    Deferred income taxes ...................................................                   (6,036)                     8,916
    Other non-cash items ....................................................                   24,064                      8,256
Changes in operating assets and liabilities:
    Receivables .............................................................                   (3,182)                    (6,032)
    Inventories .............................................................                   (1,134)                       697
    Assets held for sale ....................................................                  (13,883)                       --
    Prepaid expenses ........................................................                    5,745                     (3,113)
    Accounts payable ........................................................                   (1,512)                    (6,191)
    Air traffic liabilities .................................................                   (7,339)                     8,572
    Accrued expenses ........................................................                   (3,988)                     2,494
                                                                                 -----------------------    -----------------------
Net cash provided by operating activities ...................................                   27,343                     67,060
                                                                                 -----------------------    -----------------------

Investing activities:
    Proceeds from sale of assets ............................................                   30,222                        432
    Capital expenditures ....................................................                  (87,597)                   (44,271)
    Reduction of (additions to) other assets ................................                    3,664                     (4,136)
                                                                                 -----------------------    -----------------------
    Net cash used in investing activities ...................................                  (53,711)                   (47,975)
                                                                                 -----------------------    -----------------------

Financing activities:
    Proceeds from long-term debt ............................................                    19,250                    10,000
    Payments on long-term debt ..............................................                   (12,642)                  (18,019)
    Repurchase of common stock ..............................................                      (179)                     (442)
                                                                                 -----------------------    -----------------------
    Net cash provided by (used in) financing activities .....................                     6,429                    (8,461)
                                                                                 -----------------------    -----------------------

Increase (decrease) in cash and cash equivalents ............................                   (19,939)                   10,624
Cash and cash equivalents, beginning of period ..............................                    92,741                    61,752
                                                                                 -----------------------    -----------------------
Cash and cash equivalents, end of period ....................................      $             72,802      $             72,376
                                                                                 =======================    =======================


Supplemental disclosures:

Cash payments for:
    Interest ................................................................                     2,679                     2,926
    Income taxes ............................................................                       501                     2,000

Financing and investing activities not affecting cash:
    Issuance of long-term debt directly for capital expenditures ............                    14,186                    12,883



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

      The consolidated financial statements for the quarters ended September 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 1996, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Part I -- Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations


Quarter and Nine Months Ended September 30, 1996, Versus Quarter and Nine Months Ended September 30, 1995


Overview


For the three months ended September 30, 1996, the Company incurred operating and net losses of $19.1 million and $12.6 million, as compared to operating and net income of $7.6 million and $3.6 million during the same period of 1995. As discussed in more detail below, the losses in the 1996 period reflected a number of factors, including (i) a significant increase in competition from larger carriers in the scheduled service markets served by the Company, (ii) the effects of the ValuJet accident in Florida that occurred in May 1996, and a subsequent decompression incident on one of the Company's flights, (iii) a significant increase in fuel costs, (iv) a Federal excise tax on jet fuel that became effective on October 1, 1995, and (v) certain non-recurring charges. The Company believes that competition will remain intense for the foreseeable future on many of the routes where the Company has provided scheduled service. As a result, as described below, beginning in August 1996, the Company has significantly reduced its scheduled service operations and has taken steps to reduce its overall fleet size in order to concentrate on its charter operations, which were profitable for the three months ended September 30, 1996. The Company expects that as a result of the continuing effects of the factors summarized above, as well as certain non-recurring charges associated with the reduction of its operations, it will incur significant operating and net losses for the fourth quarter of 1996, and for 1996 as a whole.


Restructuring of Scheduled Service Operations and Fleet Types

Beginning May 1996, and continuing into the third quarter, the Company undertook a detailed study of the profitability of its scheduled service, military and tour operator business segments. This analysis covered the six quarters ended June 30, 1996, and disclosed that a significant number of scheduled service markets being served by the Company had become increasingly unprofitable. Although some markets had been unprofitable during 1995, a more significant deterioration in profitability in Boston, intra-Florida and certain other markets occurred during late 1995 and the first half of 1996. This analysis also showed that the Company's charter and military operations were generally profitable during the same periods, although results from these operations were also adversely affected by many of the factors that affected scheduled service.

The  Company   believes  that  several  key  factors  have  contributed  to  the deteriorating profitability of scheduled service over this time period. Beginning in January 1996, a growing amount of low-fare competition entered Boston-Florida and midwest-Florida markets, which increased total capacity in these markets and decreased the average fares earned by the Company. Operating revenues in all scheduled service markets were further adversely affected by the ValuJet accident in Florida on May 11, which was followed on May 12 by a decompression incident on one of the Company's own flights. These events focused significant negative media attention on airline safety, and on low-fare carriers in particular. In spite of the Company's excellent safety record over 23 years of operation, during which no serious injuries or fatalities had ever occurred, the Company estimates that it lost significant scheduled service revenues in the second and third quarters of 1996 from canceled reservations and reservations which were never received. Additionally, effective October 1, 1995, the Company became subject to a Federal excise tax on jet fuel consumed in domestic use, which added approximately 3.5 cents to the average cost of each gallon of jet fuel purchased. During 1996, the market price of jet fuel also increased significantly as compared to prices paid in comparable 1995 periods, largely due to tight jet fuel inventories relative to demand throughout this period. The Company estimates that jet fuel price and tax increases added approximately $19.0 million to operating expenses in the first nine months of 1996, as compared to the first nine months of 1995. These trends have continued and, as discussed below, have intensified in certain respects in the fourth quarter of 1996. Moreover, the Company believes that intense competitive pressures from larger carriers will continue for the foreseeable future on many of the routes served by the Company's scheduled service operations.

On August 26, the Company announced a significant reduction in scheduled service operations. More than one- third of scheduled service departures and ASMs were included in this schedule reduction. Boston operations and intra-Florida flights were completely eliminated. Other selected markets from Chicago-Midway, Indianapolis and Milwaukee were also exited completely or were reduced in frequency. Exited operations were targeted to end primarily on September 4, September 30 and October 27, with several other markets to be exited by December
2. The Company is continuing to evaluate its scheduled service operations and may further restructure such operations.

In association with its schedule reduction, the Company announced a reduction in force of 15% of its employees. A significant portion of this reduction in force was accomplished through furloughs of cockpit and cabin crews, with the remainder consisting of reductions in base station and administrative staff. Maintenance staff reductions were accomplished primarily through the reduction of base and line maintenance contract labor. This reduction commenced during September and resulted in the recognition of $135,000 in severance expense for the third quarter of 1996.

A separate aspect of the Company's 1996 study of business segment profitability was directed toward the relative economics of the Company's three aircraft fleet types as they were being used in scheduled service, charter and military flying. Although all fleet types were being used profitably in some operations, the Company determined that in many scheduled service markets the Boeing 727-200 was a more profitable alternative aircraft than the Boeing 757-200. As a result, on July 29, 1996, the Company entered into a Letter of Intent with a major lessor to reduce the Company's Boeing 757-200 fleet from a previously planned thirteen units to nine units by the end of 1996. In September 1996, the Company began discussions with a major lessor to further reduce the number of Boeing 757-200 aircraft to seven units by December 31, 1996. If these transactions are completed, all of the Boeing 757-200 aircraft remaining in the Company's fleet will be powered by Rolls-Royce engines, and all Pratt & Whitney-powered Boeing 757-200 aircraft will have been eliminated.

In addition to the adjustments to the Company's Boeing 757-200 fleet, the reduction in existing scheduled service operations will result in the reallocation of five Boeing 727-200 aircraft to alternative uses in the fourth quarter of 1996. These aircraft are planned to be used to meet additional charter demand, and to increase scheduled service flights in several markets which the Company continues to serve. Two Lockheed L-1011 aircraft which were used for seasonal scheduled service to Ireland during the summer of 1996 have been returned to charter operations in the fourth quarter of 1996.

In the third quarter of 1996, the Company recorded a $4.7 million loss on disposal of assets associated with Boeing 757-200 aircraft (see Disposal of Assets on page 19).

As noted above, the Company's charter and military operations were profitable for the three and nine-month periods ending September 30, 1996, and the Company has allocated additional aircraft to these operations. As a result, the Company has been able to contract for significantly more charter and military flights than it had at the same time last year. Additionally, after adjusting for the reduction in scheduled service capacity, bookings for the remaining scheduled service are ahead of where they were at the same time last year. However, as also noted above, the Company expects to incur operating and net losses in the fourth quarter of 1996 and for the year as a whole.

Results of Operations

The Company's operating revenues increased 2.7% to $199.7 million in the third quarter of 1996 as compared to $194.4 million in the third quarter of 1995. Third quarter 1996 operating revenues were 5.31 cents per available seat mile
(ASM), a reduction of 5.2% from the third quarter 1995 of 5.60 cents per ASM. Between these same periods,ASMs increased 8.3% to 3.764 billion from 3.475 billion, revenue passenger miles (RPMs) increased 2.0%to 2.687 billion from
2.634 billion, and passenger load factor declined to 71.4% as compared to 75.8%. The yield on air revenues in the third quarter of 1996 decreased 0.4% to 6.96 cents per RPM, as compared to 6.99 cents per RPM in the third quarter of 1995. Total passengers boarded increased 6.0% to 1,459,897 in the third quarter of 1996 as compared to 1,376,779 in the third quarter of 1995, and total departures increased 12.2% to 12,475 from 11,121 in the same comparable periods.

The Company's operating revenues increased 9.4% to $602.2 million in the nine months ended September 30, 1996, as compared to $550.4 million in the nine months ended September 30, 1995. Operating revenues per ASM decreased 1.4% to
5.62 cents in the nine months ended September 30, 1996, as compared to 5.70 cents in the same period of 1995. ASMs increased 10.8% to 10.707 billion from
9.663 billion, RPMs increased 6.9% to 7.480 billion from 6.996 billion, and passenger load factor declined to 69.9% as compared to 72.4%. The yield on air revenues in the nine months ended September 30, 1996, increased 1.5% to 7.48 cents per RPM, as compared to 7.37 cents per RPM in the same period of 1995. Total passengers boarded increased 12.2% to 4,659,399 in the nine months ended September 30, 1996, as compared to 4,152,675 in the same period of 1995, while total departures increased 17.0% to 37,809 from 32,311 in the same comparable periods.

Operating expenses increased 17.1% to $218.8 million in the third quarter of 1996 as compared to $186.8 million in the third quarter of 1995, and operating expenses increased 17.7% to $618.8 million in the nine months ended September 30, 1996, as compared to $525.9 million in the same period in 1995. Operating expenses per ASM increased 8.0% to 5.81 cents in the third quarter of 1996 as compared to 5.38 cents in the third quarter of 1995, while operating expenses per ASM increased 6.1% to 5.78 cents in the nine months ended September 30, 1996, as compared to 5.45 cents in the same period of 1995.

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                     Cents Per ASM                         Cents Per ASM
                                                              Three Months Ended Sept 30,           Nine Months Ended Sept 30,
                                                                1996                1995              1996              1995

Total operating revenues                                        5.31                5.60              5.62              5.70

Operating expenses:
    Fuel and oil ............................................   1.21                1.00              1.18              1.01
    Salaries, wages and benefits ............................   1.19                1.05              1.18              1.08
    Handling, landing and navigation fees ...................   0.56                0.69              0.54              0.61
    Aircraft rentals ........................................   0.47                0.38              0.48              0.41
    Depreciation and amortization ...........................   0.44                0.43              0.44              0.43
    Aircraft maintenance, materials and repairs .............   0.38                0.43              0.40              0.46
    Crew and other employee travel ..........................   0.28                0.22              0.26              0.23
    Passenger service .......................................   0.25                0.32              0.25              0.29
    Commissions .............................................   0.18                0.18              0.20              0.19
    Other selling expenses ..................................   0.11                0.11              0.13              0.12
    Ground package cost .....................................   0.11                0.11              0.13              0.12
    Facility and other rentals ..............................   0.07                0.05              0.07              0.05
    Advertising .............................................   0.06                0.05              0.08              0.07
    Disposal of assets ......................................   0.13                 --               0.04               --
    Other operating expenses ................................   0.37                0.36              0.40              0.38

Total operating expenses ....................................   5.81                5.38              5.78              5.45


Operating income (loss) .....................................  (0.50)               0.22             (0.16)             0.25

ASMs (in thousands)                                           3,764,278          3,474,940         10,706,622         9,662,829

Operating Revenues

Total operating revenues for the third quarter of 1996 increased 2.7% to $199.7 million from $194.4 million in the third quarter of 1995. This increase was due to an $8.9 million increase in scheduled service revenues, a $0.1 million increase in ground package revenues and a $2.4 million increase in other revenues, partially offset by a $6.1 million decrease in charter revenues.

Total operating revenues for the nine months ended September 30, 1996, increased 9.4% to $602.2 million from $550.4 million in the nine months ended September 30, 1995. This increase was due to a $44.0 million increase in scheduled service revenues, a $2.3 million increase in ground package revenues and a $6.1 million increase in other revenues, partially offset by a $0.6 million decrease in charter revenues.

Operating revenues for the third quarter of 1996 were 5.31 cents per ASM, a reduction of 5.2% from the third quarter of 1995 of 5.60 cents per ASM. Operating revenues for the nine months ended September 30, 1996, were 5.62 cents per ASM, a decrease of 1.4% from the nine months ended September 30, 1995, of
5.70 cents per ASM.

Scheduled Service Revenues. Scheduled service revenues for the third quarter of 1996 increased 9.5% to $102.7 million from $93.8 million in the third quarter of 1995. Scheduled service RPMs increased 10.4% to 1.422 billion from 1.288 billion, while ASMs increased 22.4% to 2.085 billion from 1.703 billion, resulting in a reduction in load factor to 68.2% in the third quarter of 1996 from 75.6% in the third quarter of 1995. Yield on scheduled service in the third quarter of 1996 decreased 1.0% to 7.22 cents per RPM from 7.29 cents per RPM in the third quarter of 1995. Scheduled service departures in the third quarter of 1996 increased 24.1% to 8,779 from 7,075 in the third quarter of 1995. Passengers boarded increased 12.3% to 958,127 in the third quarter of 1996, as compared to 853,339 in the third quarter of 1995.

Scheduled service revenues for the nine months ended September 30, 1996, increased 16.0% to $318.8 million from $274.8 million in the nine months ended September 30, 1995. Scheduled service RPMs increased 12.3% to 4.038 billion in the nine months ended September 30, 1996, as compared to 3.597 billion in the same period of 1995, while ASMs increased 18.8% to 5.968 billion from 5.023 billion, resulting in a reduction in load factor to 67.6% in the nine months ended September 30, 1996, as compared to 71.6% in the same period of 1995. Scheduled service yield increased 3.4% to 7.90 cents per RPM in the nine months ended September 30, 1996, as compared to 7.64 cents per RPM in the nine months ended September 30, 1995. Departures increased 27.9% to 26,052 as compared to 20,377 between the nine months ended September 30, 1996, and the nine months ended September 30, 1995. Passengers boarded increased by 16.5% to 2,926,260 in the nine months ended September 30, 1996, as compared to 2,511,942 in the nine months ended September 30, 1995.

During the early part of the third quarter of 1996, the Company added direct or connecting frequencies through the Company's four major domestic cities of Chicago-Midway, Indianapolis, Milwaukee and Boston to west-coast and Florida markets already being served. New seasonal scheduled service was also operated in the third quarter of 1996 from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service was also added to San Diego, California, in the second quarter of 1996. Second quarter 1995 scheduled service in St. Louis had no comparable service in the second quarter of 1996.

In association with the restructuring of the Company's scheduled service operations, a significant reduction in scheduled service was announced on August
26. Between September 4 and December 2, more than one-third of the scheduled service capacity operating during the 1996 summer months will be eliminated from the future operations of the Company. All scheduled service frequencies to and from Boston will be eliminated by December 2, including service to West Palm Beach, San Juan, Montego Bay, St. Petersburg, Las Vegas, Orlando and Ft. Lauderdale. Intra-Florida services connecting the cities of Ft. Lauderdale, Orlando, Miami, Sarasota, St. Petersburg, and Ft. Myers will also be eliminated as of October 27. Other selected services from Milwaukee, Indianapolis and Chicago-Midway to Florida and to west-coast destinations will also be reduced or eliminated by October 27. The Company's scheduled service between Chicago-Midway and the cities of Milwaukee and Indianapolis will be replaced with a code share agreement with Chicago Express on October 27. In association with this service reduction, all scheduled service will cease at Seattle, Grand Cayman, West Palm Beach, Montego Bay, Miami and San Diego.

After this scheduled service reduction, the Company's core scheduled service flying will include flights between Chicago-Midway and five Florida cities, Las Vegas, Phoenix, Los Angeles and San Francisco; Indianapolis to four Florida cities, Las Vegas and Cancun; Milwaukee to three Florida cities; Hawaii service to San Francisco, Los Angeles and Phoenix; and service between Orlando and San Juan and Nassau.

The Company's strategy for restructuring scheduled service operations in the manner described above is to eliminate service in unprofitable scheduled service markets, to enhance the profit potential of remaining scheduled service markets, to reallocate aircraft to alternative operations and to dispose of surplus aircraft. Through this process, the Company intends to strengthen its competitive position and to improve both load factors and yields in remaining scheduled service operations.

Although the Company believes that this strategy is sound, its successful execution remains subject to significant uncertainties which will continue to be evaluated. Effective October 1, significant additional low-fare competition began operating in certain key scheduled service markets which the Company continues to serve, further reducing already low average fares. Fuel prices have continued to increase in the fourth quarter above levels experienced in the first three quarters of 1996. Although the negative impact of media attention to airline safety appears to have lessened with time, the Company believes that some revenue losses continue to result from negative public perceptions of low-fare airline safety. For all of these reasons, the Company expects to incur a significant operating loss in scheduled service in the fourth quarter of 1996 and for the year as a whole.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators and from the United States military. Total charter revenues decreased 6.8% to $84.2 million in the third quarter of 1996 from $90.3 million in the third quarter of 1995. Total charter revenues decreased 0.2% to $240.4 million in the nine months ended September 30, 1996, as compared to $241.0 million in the comparable 1995 period. Charter revenue growth in the first three quarters of 1996 was constrained by the dedication of a significant portion of the Company's fleet to scheduled service, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September, 1996.

The analysis of business segment profitability which was performed by the Company for the six quarters ended June 30, 1996, disclosed that both military and tour operator operations had produced consistent profits over the period studied. The Company's Lockheed L-1011 fleet performed well in a charter environment based upon relatively low frequency of operation and high passenger load factors, and the Boeing 757-200 and 727-200 aircraft performed well in certain mission-specific uses in both tour operator and military business segments. The Company began to implement strategies to improve the financial performance of charter operations in the third quarter of 1996, and both tour operator and military flying are expected to play a continuing and significant role in the Company's future business operations.

Charter revenues derived from independent tour operators decreased 14.0% to $64.9 million in the third quarter of 1996 as compared to $75.5 million in the third quarter of 1995. Tour operator RPMs decreased 10.3% to 1.092 billion in the third quarter of 1996 from 1.218 billion in the comparable 1995 period, while ASMs decreased 12.5% to 1.322 billion from 1.510 billion, resulting in a load factor increase to 82.6% in the third quarter of 1996 as compared to 80.7% in the third quarter of 1995. The revenue per ASM (RASM) on tour operator revenues in the third quarter of 1996 decreased 1.8% to 4.91 cents as compared to 5.00 cents in the third quarter of 1995. Tour operator passengers boarded decreased 10.7% to 434,506 in the third quarter of 1996 as compared to 486,804 in the comparable quarter of 1995, and tour operator departures decreased 18.8% to 2,726 in the third quarter of 1996 as compared to 3,359 in the third quarter of 1995.

Charter revenues derived from independent tour operators decreased 0.7% to $184.2 million in the nine months ended September 30, 1996, as compared to $185.5 million in the nine months ended September 30, 1995. Tour operator RPMs decreased 0.2% to 2.888 billion in the nine months ended September 30, 1996, from 2.893 billion in the comparable 1995 period, while ASMs increased 0.4% to
3.573 billion from 3.558 billion, resulting in a load factor reduction to 80.8% in the nine months ended September 30, 1996, as compared to 81.3% in the nine months ended September 30, 1995. The RASM on tour operator revenues in the nine months ended September 30, 1996, decreased 1.2% to 5.15 cents as compared to
5.21 cents in the nine months ended September 30, 1995. Tour operator passengers boarded increased 4.0% to 1,517,405 in the nine months ended September 30, 1996, as compared to 1,459,364 in the comparable period of 1995, and tour operator departures increased 0.8% to 8,970 in the nine months ended September 30, 1996, as compared to 8,895 in the nine months ended September 30, 1995.

Charter revenues derived from the U.S. military increased 30.4% to $19.3 million in the third quarter of 1996 as compared to $14.8 million in the third quarter of 1995. U.S. military RPMs increased 15.8% to 147.7 million in the third quarter of 1996 from 127.6 million in the comparable 1995 period, while ASMs increased 23.1% to 322.3 million from 261.9 million, resulting in a load factor reduction to 45.8% in the third quarter of 1996 as compared to 48.7% in the third quarter of 1995. The RASM on U.S. military revenues in the third quarter of 1996 increased 6.0% to 5.99 cents as compared to 5.65 cents in the third quarter of 1995. U.S. military passengers boarded increased 27.4% to 46,609 in the third quarter of 1996 as compared to 36,592 in the comparable quarter of 1995, and U.S. military departures increased 22.6% to 840 in the third quarter of 1996 as compared to 685 in the third quarter of 1995.

Charter revenues derived from the U.S. military increased 1.3% to $56.2 million in the nine months ended September 30, 1996, as compared to $55.5 million in the nine months ended September 30, 1995. U.S. military RPMs decreased 4.4% to 440.5 million in the nine months ended September 30, 1996, from 460.9 million in the comparable 1995 period, while ASMs decreased 0.9% to 988.5 million from 997.3 million, resulting in a load factor reduction to 44.6% in the nine months ended September 30, 1996, as compared to 46.2% in the nine months ended September 30, 1995. The RASM on U.S. military revenues in the nine months ended September 30, 1996, increased 2.0% to 5.68 cents as compared to 5.57 cents in the nine months ended September 30, 1995. U.S. military passengers boarded decreased 17.1% to 129,121 in the nine months ended September 30, 1996, as compared to 155,664 in the comparable period of 1995, and U.S. military departures decreased 21.7% to 2,218 in the nine months ended September 30, 1996, as compared to 2,834 in the nine months ended September 30, 1995.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues increased 2.2% to $4.7 million in the third quarter of 1996 as compared to $4.6 million in the third quarter of 1995. For the nine months ended September 30, 1996, ground package revenues increased 15.0% to $17.6 million from $15.3 million in the similar 1995 period.

The Company's 23-year-old Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 39,000 individual and family members annually. In the third quarter of 1996, total packages sold decreased 0.5% as compared to the third quarter of 1995, although for the nine months ended September 30, 1996, the Club recorded a 10.1% increase in packages sold over the same 1995 period. During the third quarter of 1996, the average price of each ground package sold increased 6.6% as compared to the third quarter of 1995, while for the nine months ended September 30, 1996, average package price increased 14.3% as compared to the same period in 1995.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States and to selected Mexico and Caribbean destinations. These packages are marketed through travel agents, as well as directly by the Company's own reservation centers. During the third quarter of 1996, the number of ground packages sold increased 35.5% as compared to the third quarter of 1995, while for the nine months ended September 30, 1996, the number of ground packages sold increased 26.4% as compared to the same 1995 period. During the third quarter of 1996, the average price of each ground package sold decreased 25.5% as compared to the third quarter of 1995, and for the nine months ended September 30, 1996, the average package price decreased by 14.4% as compared to the same 1995 period.

The average price paid to the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets. Some ATA Vacations markets have experienced price reductions in 1996 due to intense price competition. The average gross margin on ground packages sold in the third quarter of 1996 declined to 14.1% as compared to 18.5% in the third quarter of 1995, and the average gross margin in the nine months ended September 30, 1996, declined to 19.5% as compared to 22.4% in the same period in 1995.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 42.1% to $8.1 million in the third quarter of 1996 as compared to $5.7 million in the third quarter of 1995. Other revenues increased 31.6% to $25.4 million in the nine months ended September 30, 1996, as compared to $19.3 million in the comparable 1995 period. Approximately $1.5 million and $3.6 million, respectively, of the revenue increases in the third quarter of 1996 and the nine months ended September 30, 1996, were attributable to an increase in the number of block hours of substitute service provided by the Company to other airlines. A substitute service agreement typically provides for the Company to operate an aircraft with its own crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The remaining increases in other revenues for both respective 1996 periods were primarily due to revenue growth in several of the Company's affiliated businesses.


Operating Expenses

Fuel and Oil. Fuel and oil expense for the third quarter of 1996 increased 30.8% to $45.4 million from $34.7 million in the third quarter of 1995. Fuel and oil expense for the nine months ended September 30, 1996, increased 28.9% to $126.1 million from $97.8 million in the nine months ended September 30, 1995. In both comparative sets of periods, fuel and oil expense increased due to an increase in fuel consumed to operate the Company's expanded block hours of flying due to an increase in the average price paid per gallon of fuel consumed and due to the imposition of a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use effective October 1, 1995.

During the third quarter of 1996, as compared to the same quarter in 1995, the Company consumed 9.1% more gallons of jet fuel for flying operations and flew 14.2% more block hours. During the nine months ended September 30, 1996, as compared to the same period in 1995, the Company consumed 12.0% more gallons of jet fuel and flew 15.3% more block hours. The growth in gallons of fuel consumed was lower than the growth in block hours flown between both comparative periods due to a change in the mix of block hours flown by fleet type. Of greatest significance was the reduction of total block hours flown by the Lockheed L-1011 fleet of 9.0% and 2.4%, respectively, for the third quarter of 1996 and the nine months ended September 30, 1996, as compared to the same periods of 1995, since the fuel burn per block hour for this aircraft is significantly higher than for the Company's other fleet types.

During the third quarter of 1996, the Company's average cost per gallon of fuel consumed (excluding the excise tax described in the following paragraph) increased by 15.0% as compared to the same quarter in 1995. During the nine months ended September 30, 1996, as compared to the same period in 1995, the Company's average cost per gallon of fuel increased by 11.5%. Fuel price increases paid by the Company reflected generally tighter supply conditions for aviation fuel which persisted throughout the first three quarters of 1996 as compared to the prior year.

On October 1, 1995, the Company became subject to a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use by commercial air carriers. The effect of this tax in the third quarter of 1996 and in the nine months ended September 30, 1996, was to increase the Company's cost of jet fuel by approximately $2.2 million and $6.4 million, respectively, as compared to the same periods in 1995. Certain legislation has recently been considered in Congress to reinstate commercial air carriers' exemption from this fuel tax. The outcome of these legislative actions cannot be predicted by the Company, and, under existing tax law, the Company remains indefinitely subject to the fuel tax.

Fuel and oil expense for the third quarter of 1996 was 1.21 cents per ASM, an increase of 21.0% from the third quarter of 1995 of 1.00 cent per ASM. Fuel and oil expense for the nine months ended September 30, 1996, was 1.18 cents per ASM, an increase of 16.8% from 1.01 cents per ASM in the comparable period of 1995. The increase in the cost per ASM of fuel and oil expense for both comparative periods was primarily a result of higher prices and the new excise tax, partially offset by the expanded use of the more fuel efficient twin-engine Boeing 757-200 aircraft in the Company's fleet. During the third quarter of 1996, the Company's Boeing 757-200 aircraft accounted for 28.5% of total block hours flown, as compared to 25.9% in the third quarter of 1995. For the nine months ended September 30, 1996, the Boeing 757-200 accounted for 30.4% of total block hours flown, as compared to 26.2% in the nine months ended September 30, 1995.

Salaries,  Wages and Benefits.  Salaries,  wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and Federal taxes. Salaries, wages and benefits expense for the third quarter of 1996 increased 22.7% to $44.9 million from $36.6 million in the third quarter of 1995. Salaries, wages and benefits expense for the nine months ended September 30, 1996, increased 21.5% to $126.8 million from $104.4 million for the nine months ended September 30, 1995. Approximately $6.2 million of the increase in the third quarter of 1996 and $21.0 million of the increase in the nine months ended September 30, 1996, were attributable to the addition of cockpit and cabin crews, reservations agents, base station staff and maintenance staff to support the Company's growth in seat capacity and fleet size between periods. Also, during the third quarter of 1996 the company recognized $1.2 million of executive compensation. Average Company full-time-equivalent employees increased by 13.9% in the third quarter of 1996 as compared to the third quarter of 1995, while average Company full-time-equivalent employees increased 18.1% in the nine months ended September 30, 1996, as compared to the same period in 1995. Third quarter 1996 full-time-equivalent  employee growth was partially  slowed by the 15%
reduction in force which commenced   in   September; September 1996   average
full-time-equivalent employees was therefore only 7.5% higher than September 1995. The Company expects to complete this reduction in force in the fourth quarter of 1996 and has recorded $135,000 in related severance costs in the third quarter of 1996.

Salaries, wages and benefits expense for the third quarter of 1996 was 1.19 cents per ASM, an increase of 13.3% from the third quarter of 1995 of 1.05 cents per ASM. Salaries, wages and benefits expense for the nine months ended September 30, 1996, was 1.18 cents per ASM, an increase of 9.3% from the nine months ended September 30, 1995, of 1.08 cents per ASM. The cost per ASM increased partially as a result of an increase in the average rate of pay of 4.0% and 3.2%, respectively, for the third quarter of 1996 and the nine months ended September 30, 1996, as compared to the same periods in 1995. In addition, the Company has increased employment in several maintenance and base station locations in lieu of continuing the use of third-party contractors. The Company believes it can provide more reliable operations and better customer service at a lower total cost by using its own employees in these selected locations. The Company has experienced related savings in the expense lines of handling, landing and navigation fees, and in aircraft maintenance, materials and repairs, as further described in those sections following.

In December 1994, the Company implemented a four-year collective bargaining agreement with flight attendants, which was the first of the Company's labor groups to elect union representation. A new tentative four-year collective bargaining agreement was reached with cockpit crews on August 6, 1996, which was subsequently ratified by the International Brotherhood of Teamsters membership on September 23, 1996. The pay-related terms of this new agreement were implemented retroactively to August 6, including, among other things, a rate increase of approximately 7.5% to cockpit crew pay scales for the first year of the new contract.

Handling,Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security and baggage where the Company elects to use third-party contract services in lieu of its own employees. Air navigation fees are assessed when the Company's aircraft fly over certain foreign airspace. Handling, landing and navigation fees decreased by 12.5% to $21.0 million for the third quarter of 1996, as compared to $24.0 million in the third quarter of 1995, while they decreased 2.0% to $57.4 million in the nine months ended
September  30,  1996,  as  compared to $58.6  million in the nine  months  ended
September 30, 1995. During the third quarter of 1996, the average cost per system departure for third-party aircraft handling declined 20.1% as compared to the third quarter of 1995, and the average cost of landing fees per system departure decreased 16.9% between the same periods. During the nine months ended September 30, 1996, the average cost per system departure for aircraft handling decreased 17.6% as compared to the nine months ended September 30, 1995, and the average cost of landing fees per system departure decreased 14.0% between the same periods.

Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served as well as the fleet composition of departing aircraft. On average, these costs for narrow-body aircraft are less than for wide-body aircraft, and the average costs at domestic U.S. airports are less than the average costs at most foreign airports. In the third quarter of 1996, 81.7% of the Company's departures were operated with narrow-body aircraft, as compared to 75.5% in the third quarter of 1995, and 78.5% of the Company's departures were from U.S. domestic locations, as compared to 77.1% in the third quarter of 1995. During the nine months ended September 30, 1996, 80.7% of the Company's departures were operated with narrow-body aircraft, as compared to 76.5% in the nine months ended September 30, 1995, and 81.6% of the Company's departures were from U.S. domestic locations, as compared to 78.5% in the nine months ended September 30, 1995.

Handling costs also vary from period to period according to decisions made by the Company to use third-party handling services at some airports in lieu of using the Company's own employees. Effective in the first three quarters of 1996, the Company implemented a policy of "self-handling" at four domestic U.S. airports with significant operations, which had been substantially handled using third-party contractors in the first three quarters of 1995. This change resulted in lower absolute third-party handling costs for these locations and contributed to lower system average contract handling costs per departure for the third quarter of 1996 and the nine months ended September 30, 1996, as compared to the same periods of 1995. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost per ASM for handling, landing and navigation fees decreased 18.8% to 0.56 cents in the third quarter of 1996 from 0.69 cents in the third quarter of 1995. The cost per ASM for handling, landing and navigation fees decreased 11.5% to 0.54 cents in the nine months ended September 30, 1996, as compared to 0.61 cents in the nine months ended September 30, 1995.

Aircraft Rentals. Aircraft rentals expense for the third quarter of 1996 increased 31.6% to $17.5 million from $13.3 million in the third quarter of 1995. Aircraft rentals expense for the nine months ended September 30, 1996, increased 30.4% to $51.9 million from $39.8 million in the nine months ended September 30, 1995. These increases in both comparative periods were attributable to continued growth in the size of the Company's leased aircraft fleet. The addition of three leased Boeing 757-200 aircraft resulted in $3.4 million and $10.6 million, respectively, of increased aircraft rentals for the third quarter of 1996 and the nine months ended September 30, 1996, as compared to the prior year, while several additional leased Boeing 727-200 and Lockheed L-1011 aircraft contributed $0.8 million and $2.2 million in additional aircraft rentals between the same respective periods. Aircraft rentals expense was reduced by $0.7 million for the nine months ended September 30, 1996, as compared to the prior year due to the purchase of four Pratt & Whitney engines in May 1995 which had been previously leased.

Aircraft rentals expense for the third quarter of 1996 was 0.47 cents per ASM, an increase of 23.7% over the third quarter of 1995 of 0.38 cents per ASM. Aircraft rentals expense for the nine months ended September 30, 1996 was
0.48 cents per ASM, an increase of 17.1% over the nine months ended
September 30, 1995, of 0.41 cents per ASM. The period-to-period increase of three Boeing 757-200 aircraft was a significant factor in these changes since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. Aircraft utilization and associated rental expense per ASM were also unfavorably affected by the impact of the reduction in scheduled service operations in September 1996.
As discussed further under Disposal of Assets on page 19, the Company intends to reduce its leased fleet of Boeing 757-200 aircraft by four to six units by the end of 1996.

Depreciation and Amortization.  Depreciation reflects the periodic  expensing of the recorded cost of owned Lockheed L-1011  airframes and engines,Pratt & Whitney engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense for the third quarter of 1996 increased 10.7% to $16.5 million from $14.9 million in the third quarter of 1995.

Depreciation and amortization expense for the nine months ended
September 30, 1996, increased 14.8% to $47.2 million from $41.1 million in the nine months ended September 30, 1995. Depreciation expense attributable to owned airframes and engines, and other property and equipment owned by the Company, increased $0.9 million in the third quarter of 1996 as compared to the third quarter of 1995 and increased $3.0 million for the nine months ended September 30, 1996, as compared to the same period in 1995. Amortization of capitalized engine and airframe overhauls increased $0.1 million in the third quarter of 1996 as compared to the third quarter of 1995, and increased $1.5 million for the nine months ended September 30, 1996, as compared to the same period in 1995. The increasing cost of overhaul amortization reflects the increase in the number of aircraft added to the Company's fleet and the increase in cycles and block hours flown between years. New aircraft introduced into the Company's fleet generally do not require airframe or engine overhauls until one or more years after first entering service. Therefore, the resulting amortization of these overhauls generally occurs on a delayed basis from the date the aircraft is placed into service.

The cost of engine overhauls which become worthless due to early engine failures, and which cannot be economically repaired, is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $0.8 million and $1.6 million, respectively, for the third quarter of 1996 and the nine months ended September 30, 1996, as compared to the same periods in 1995. In cases where these engine failures can be economically repaired, the cost of engine repair is charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization cost per ASM for the third quarters of 1996 and 1995, and for the nine months ended September 30, 1996 and 1995, increased 2.3% to 0.44 cents from 0.43 cents.

Aircraft Maintenance, Materials and Repairs. This expense line includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 3.3% to $14.5 million in the third quarter of 1996 as compared to $15.0 million in the third quarter of 1995. Although the cost of repairs for repairable and rotable components increased $0.8 million between periods, the cost of expendable parts consumed decreased $0.5 million, the cost of parts loans and exchanges decreased $0.2 million, and the cost of shipping components to and from repair locations decreased $0.3 million. Aircraft maintenance, materials and repairs cost was also reduced by $0.3 million in the third quarter of 1996 as compared to the third quarter of 1995 due to a planned reduction in the use of third-party maintenance staff in favor of using more Company maintenance employees for both base and line maintenance activities. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost of  aircraft  maintenance, materials and repairs  decreased
3.6% to $42.4 million in the nine months ended September 30, 1996, as compared to $44.0 million in the nine months ended September 30, 1995.
The Company incurred $1.1 million less in engine repair costs in the nine months ended September 30, 1996, as compared to the same period in 1995.
In addition, a $1.8 million period-over-period reduction in the use of third-party maintenance staff was achieved, although higher salaries, wages and benefits expense was incurred in the nine months ended September 30, 1996, as a result of this policy change. These cost savings were partially offset by higher costs for repairable and rotable repairs and parts loans and exchanges between periods.

The cost per ASM of aircraft maintenance, materials and repairs decreased by 11.6% to 0.38 cents in the third quarter of 1996 as compared to 0.43 cents in the third quarter of 1995. The cost per ASM of aircraft maintenance, materials and repairs decreased by 13.0% to 0.40 cents in the nine months ended September 30, 1996, as compared to 0.46 cents in the nine months ended September 30, 1995.

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

The cost of crew and other employee travel increased 35.1% to $10.4 million in the third quarter of 1996 from $7.7 million in the third quarter of 1995. During the third quarter of 1996, the Company increased average crew member head count by 5.7% as compared to the third quarter of 1995. This increase in crew member head count was insufficient to efficiently operate the third quarter 1996 flying schedule, which included 12.2% more departures and 14.2% more block hours than the third quarter of 1995. As a result, crew members were required to spend more time traveling away from base to accommodate the increased flying schedule. During the third quarter of 1996, as compared to the same period in 1995, the average cost of positioning, hotel rooms and per diem per crew member increased by 3.1%, 36.8%, and 11.5%, respectively.

The cost of crew and other employee travel increased by 25.3% to $27.7 million in the nine months ended September 30, 1996, as compared to $22.1 million in the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company increased average crew member head count by 10.2% as compared to the nine months ended September 30, 1995, while over the same comparable time periods departures increased 17.0% and block hours increased 15.3%. The average cost of positioning, hotel room and per diem expense per crew member increased 6.6%, 11.7% and 9.8%, respectively, between the nine months ended September 30, 1996, and the same period of 1995. The Company had experienced crew shortages during earlier periods of 1996, which were worsened in the first quarter by severe winter weather which created significant flight delays, diversions and cancellations.

The cost per ASM for crew and other employee travel increased 27.3% to 0.28 cents in the third quarter of 1996 from 0.22 cents in the third quarter of 1995, while this cost per ASM increased by 13.0% to 0.26 cents for the nine months ended September 30, 1996, as compared to 0.23 cents for the nine months ended September 30, 1995.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 1996 and 1995, catering represented 83.8% and 83.5%, respectively, of total passenger service expense, while for the nine months ended September 30, 1996 and 1995, catering represented 80.3% and 85.5%, respectively, of total passenger service expense.

The cost of passenger service decreased 13.6% in the third quarter of 1996 to $9.5 million as compared to $11.0 million in the third quarter of 1995. Although total passengers boarded increased by 6.0% to 1,459,897 in the third quarter of 1996 as compared to 1,376,779 in the same 1995 period, the average cost to cater each passenger declined 10.1% between quarters due to a planned reduction in catering service levels in select charter and scheduled service markets beginning late in the third quarter of 1995. This cost reduction was partially offset by a 27.4% increase in military passengers boarded between quarters, which is the most expensive passenger to cater in the Company's business mix.

The cost of passenger service decreased 4.7% in the nine months ended September 30, 1996, to $26.4 million as compared to $27.7 million in the nine months ended September 30, 1995. Total passengers boarded increased 12.2% to 4,659,399 in the nine months ended September 30, 1996, as compared to 4,152,675 in the same period in 1995, although the average cost to cater each passenger declined by 20.5% between the same comparative periods. Passenger service costs were negatively impacted in the first quarter of 1996 by severe winter weather in Boston and Chicago-Midway, which generated additional costs to handle inconvenienced passengers and mishandled baggage due to canceled and significantly delayed flights.

The cost per ASM of passenger service decreased 21.9% to 0.25 cents in the third quarter of 1996 as compared to 0.32 cents in the third quarter of 1995. The cost per ASM of passenger service decreased 13.8% to 0.25 cents in the nine months ended September 30, 1996, as compared to 0.29 cents in the nine months ended September 30, 1995. The lower cost per ASM in both comparative sets of periods was primarily due to lower cost of catering per passenger boarded.

Commissions. The Company incurs significant commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense increased 4.7% to $6.7 million in the third quarter of 1996 as compared to $6.4 million in the third quarter of 1995. Between the third quarters of 1995 and 1996, total passengers boarded increased 6.0%. Commissions expense grew more slowly than passengers boarded due to a quarter-over-quarter reduction in commissions paid for tour operator and military passengers, together with a reduction in the percentage of scheduled passengers boarded sold by travel agents in September 1996. These reductions were partially offset by a $0.2 million increase in commissions expense which was not recalled from travel agents on the refund of agency-issued tickets for flights canceled due to the scheduled service restructuring in September, 1996.

Commissions expense increased 17.3% to $21.7 million in the nine months ended September 30, 1996, as compared to $18.5 million in the same 1995 period, while total passengers boarded increased 12.2% between periods. Through the first eight months of 1996, and prior to the restructuring of scheduled service in September 1996, the percentage of passenger tickets sold through travel agencies increased due to the Company's implementation of full participation in several CRS systems in the third quarter of 1994 and due to the introduction of connecting fares in the third quarter of 1995 which expanded choices for travel agents to sell the Company's scheduled service product.

The cost per ASM of commissions expense was unchanged at 0.18 cents for the third quarters of 1996 and 1995. The cost per ASM increased 5.3% to 0.20 cents for the nine months ended September 30, 1996, as compared to 0.19 cents for the comparable 1995 period.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to Computer Reservations Systems (CRS) to reserve single-seat sales for scheduled service; (ii) credit card discount expense incurred when selling single seats and ground packages to customers using credit card forms of payment; (iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers contacting the Company directly to book reservations; and (iv) miscellaneous other selling expenses which are primarily associated with single-seat sales. Other selling expenses increased 16.2% to $4.3 million in the third quarter of 1996 as compared to $3.7 million in the third quarter of 1995. Other selling expenses increased 26.3% to $14.4 million in the nine months ended September 30, 1996, as compared to $11.4 million in the same period of 1995.

In the third quarter of 1996, as compared to the third quarter of 1995, the cost of toll-free telephone service increased $0.4 million and the cost of credit card discount increased by $0.2 million. Toll-free telephone usage increased between periods as a result of the Company's efforts to assist passengers and travel agents to obtain reaccommodation as a result of the reduction in the Company's scheduled service operations. Credit card discount expense increased due to the increased scheduled service revenue earned between periods.

In the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, the cost of toll-free telephone service increased by $1.1 million, while the cost of credit card discount expense increased by $1.6 million. These cost increases were consistent with the increase in required support services for scheduled service growth between the comparative periods.

Other selling cost per ASM was unchanged at 0.11 cents in the third quarters of 1996 and 1995. Other selling cost per ASM increased 8.3% to 0.13 cents in the nine months ended September 30, 1996, as compared to 0.12 cents in the same period of 1995.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground arrangements to Ambassadair and ATA Vacations customers. Ground package cost increased 10.8% to $4.1 million in the third quarter of 1996 as compared to $3.7 million in the third quarter of 1995. Ground package cost increased 19.3% to $14.2 million for the nine months ended September 30, 1996, as compared to $11.9 million for the same period in 1995. This increase in cost is primarily due to the increase in ground packages sold in both sets of comparative periods. In the third quarter of 1996, Ambassadair sold 0.5% fewer packages and ATA Vacations sold 35.5% more ground packages than in the third quarter of 1995; in the nine months ended September 30, 1996, Ambassadair sold 10.1% more ground packages and ATA Vacations sold 26.4% more ground packages than in the same period of 1995.

Ground package cost per ASM was unchanged at 0.11 cents in the third quarters of 1996 and 1995. Ground package cost per ASM increased 8.3% to 0.13 cents in the nine months ended September 30, 1996, as compared to 0.12 cents in the same period of 1995.

Facility and Other Rentals. Facility and other rentals includes the costs of all ground facilities which are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 47.4% to $2.8 million in the third quarter of 1996 as compared to $1.9 million in the third quarter of 1995, while this cost increased 35.8% to $7.2 million in the nine months ended September 30, 1996, as compared to $5.3 million in the same period of 1995.

The cost per ASM of facility and other rentals in the third quarter of 1996 and for the nine months ended September 30, 1996, was 0.07 cents per ASM, as compared to 0.05 cents in the comparable periods of 1995. The increase in expense noted for 1996 was attributable to higher facility costs resulting from the Company becoming a signatory carrier at Orlando International Airport, together with a rent increase attributable to Chicago-Midway facilities. The increased facility costs at Orlando International Airport have associated savings in lower handling and landing fees for the Company's flights at Orlando International Airport.

Advertising. Advertising expense increased 43.8% to $2.3 million in the third quarter of 1996 as compared to the $1.6 million in the third quarter of 1995, and advertising expense increased 22.4% to $8.2 million in the nine months ended September 30, 1996, as compared to $6.7 million in the same period of 1995. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of ground packages. Advertising support for this line of business was increased consistent with the growth in associated revenues and due to the need to meet competitive actions in the Company's markets.

The cost per ASM of advertising increased 20.0% to 0.06 cents in the third quarter of 1996 as compared to 0.05 cents in the third quarter of 1995, while the cost per ASM of advertising increased 14.3% to 0.08 cents per ASM for the nine months ended September 30, 1996, as compared to 0.07 cents in the comparable period of 1995.

Disposal of Assets. During the third quarter of 1996, the Company committed to a plan to dispose of up to seven Boeing 757-200 aircraft. A Letter of Intent was signed with a major lessor on July 29, which included the cancellation of operating leases on five aircraft and the return of those aircraft to the lessor before the end of 1996. Negotiations also commenced with a major lessor during the third quarter for the cancellation of operating leases on two additional aircraft in 1996.

During the third quarter, the Company recorded a loss on disposal of the initial five aircraft according to the terms and conditions negotiated and agreed in the Letter of Intent. An estimate of the expected loss on disposal of the additional two aircraft was also recorded in the third quarter, although a specific Letter of Intent had not yet been signed. The total loss on disposal recorded was $4.7 million for all aircraft.

The source of the loss on the termination of these aircraft leases was primarily from the write-off of the unused net book value of the associated airframe and engine overhauls. For several aircraft, the Company was required to meet additional maintenance return conditions associated with airframes and engines, the cost of which was charged to the loss on disposal. These costs were partially offset by cash proceeds received from the lessor and by the write-off of associated deferred aircraft rent credits.

In addition to these costs, the Company owns several spare Pratt & Whitney engines and consumables, repairables and rotable components which are specific to the Pratt & Whitney powered Boeing 757-200s. The net book value of these engines and parts, which approximates estimated market value, is $13.9 million as of September 30, 1996. The Company is actively seeking to sell these assets and has therefore reclassified their cost as Assets Held For Sale under current assets in the accompanying balance sheet.

Other Operating Expenses. Other operating expenses increased 12.8% to $14.1 million in the third quarter of 1996 as compared to $12.5 million in the third quarter of 1995. Other operating expenses increased 16.1% to $42.6 million in the nine months ended September 30, 1996, as compared to $36.7 million in the same period of 1995. Significant components of the year-over-year variances include increases in substitute service and passenger reprotection costs, professional fees, data communications costs,insurance costs and consulting fees in connection with the detailed route profitability study.

Other operating cost per ASM increased 2.8% to 0.37 cents in the third quarter of 1996 as compared to 0.36 cents in the third quarter of 1995. Other operating cost per ASM increased 5.3% to 0.40 cents in the nine months ended September 30, 1996, as compared to 0.38 cents in the same period of 1995.


Income Tax Expense

In the third quarter of 1996, the Company recorded ($6.8) million in tax credits applicable to the loss before income taxes for that period, while income tax expense of $3.3 million was recognized pertaining to income before taxes for the third quarter of 1995. For the nine months ended September 30, 1996, income tax credits of ($6.1) million were recorded, as compared to income tax expense of $10.0 million in the same period of 1995.

The effective tax rate applicable to tax credits in the third quarter of 1996 was 35.0%, and the effective tax rate for income earned in the third quarter of 1995 was 47.9%. The effective tax rates for the nine months ended September 30, 1996 and 1995 were 32.6% and 44.7%, respectively. The Company's effective income tax rates are unfavorably affected by the permanent non-deductibility from taxable income of 50% of crew per diem expenses incurred in both years. The impact of these permanent differences on effective tax rates becomes more pronounced as taxable income or loss declines.


Liquidity and Capital Resources

The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. For the nine months ended September 30, 1996 and 1995, net cash provided by operating activities was $27.3 million and $67.1 million, respectively.

Net cash used in investing activities was $53.7 million and $48.0 million, respectively, for the nine months ended September 30, 1996 and 1995. Such amounts primarily reflected cash capital expenditures totaling $87.6 million in 1996 and $44.3 million in 1995 for engine overhauls, airframe improvements and the purchase of airframes, engines and rotable parts. These capital expenditures were supplemented with other capital expenditures financed directly with debt totaling $14.2 million in the nine months ended September 30, 1996, and $12.9 million in the comparable 1995 period. In the nine months ended September 30, 1996, the Company generated $30.2 million in cash from the sale and leaseback of four owned Boeing 727-200 aircraft. There were no similar sale and leaseback transactions in the nine months ended September 30, 1995.

Net cash provided by (used in) financing activities was $6.4 million and ($8.5) million, respectively, for the nine months ended September 30, 1996 and 1995.

In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s with deliveries of two aircraft each scheduled for the fourth quarters of 1995, 1996 and 1997. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for thirteen RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, the credits and cost guarantees that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first aircraft under this agreement in September 1995 and the second aircraft in December 1995. Both deliveries were financed under leases accounted for as operating leases. Advance payments and interest totaling approximately $44.0 million ($11.0 million per aircraft) are required prior to delivery of the four remaining aircraft, with the remaining purchase price payable at delivery. As of September 30, 1996, the Company had made $20.8 million in advance payments and interest applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the fourth quarter of 1995, the Company purchased one Boeing 727-200 and financed that aircraft through a sale/leaseback accounted for as an operating lease. In the first quarter of 1996, the Company purchased four additional
Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a sixth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility as of September 30, 1996, but is expected to be financed long-term through a sale/leaseback transaction.

In October 1995, the Company entered into an agreement with a supplier to provide for the purchase of hushkits for installation on Boeing 727-200 aircraft. All five Boeing 727-200 aircraft acquired during the fourth quarter of 1995 and the first two quarters of 1996 had hushkits installed prior to being placed into revenue service, and the Company plans to install additional hushkits on three other existing Boeing 727-200 aircraft in the Company's fleet by the end of the fourth quarter of 1996. These narrow-body hushkitted aircraft will maintain the Company's compliance with Federal Stage 3 noise requirements as of December 31, 1996. Hushkits purchased by the Company and not yet installed on aircraft, together with deposits made against future hushkit deliveries, are financed through a separate bridge debt facility as of September 30, 1996. The cost of these hushkits is included in the basis of each modified Boeing 727-200 as these hushkitted aircraft are financed long-term through sale/leaseback transactions, and the bridge facility is paid down by corresponding amounts.

On July 29, 1996, the Company entered into a Letter of Intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the Letter of Intent, the Company will cancel leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and will return these aircraft to the lessor on specific dates between September and December 1996. The Company is required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor will reimburse the Company for certain leasehold improvements made to some aircraft and will credit the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases is expected to reduce the Company's fleet of Pratt & Whitney powered Boeing 757-200 aircraft from seven to two units as of the end of 1996. The Company will also terminate existing operating leases on three Lockheed L-1011 aircraft, will purchase the airframes pertaining to these aircraft and will sign new operating leases covering only the nine related engines. In association with this transaction, the lessor has agreed to provide the Company with approximately $6.4 million in additional unsecured financing for a term of seven years. This transaction accounts for $2.3 million of the $4.7 million loss on disposal of assets recorded in the third quarter of 1996.

The Company is also negotiating to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. The Company expects to finance this aircraft under a sale/leaseback transaction accounted for as an operating lease. The acquisition of this aircraft, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt & Whitney powered Boeing 757-200 aircraft discussed in the next paragraph, is expected to bring the Company's Rolls-Royce-powered Boeing 757-200 fleet to seven units as of the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt & Whitney powered Boeing 757-200 aircraft. Although a Letter of Intent has not been signed, this transaction accounts for $2.4 million of the $4.7 million loss on disposal of assets provided for in the third quarter of 1996.

The Company's existing bank credit facility provides a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral value. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. At September 30, 1996 and 1995, the Company had borrowed the maximum amount then available under the bank credit facility, of which $60.0 million was repaid on October 1, 1996, and $76.0 million was repaid on October 2, 1995.

As a result of the Company's need to restructure its scheduled service business, the Company renegotiated certain terms of the bank credit facility effective September 29, 1996. The new agreement provides a maximum of $125.0 million, $5.0 million of which is subject to approval of the bank as to underlying collateral. The agreement also modifies certain loan covenants to take into account the expected losses in the third and fourth quarters of 1996. In return for this covenant relief, the Company has agreed to implement changes to the underlying collateral for the facility and to change the interest rates applicable to borrowings under the facility. The Company has pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company has further agreed to begin reducing the maximum borrowing availability of $63.0 million secured by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through November 2000, at which time no borrowing availability would be attributable to the owned Lockheed L-1011 fleet. Loans outstanding under the renegotiated facility bear interest, at the Company's option, at either (i) prime to prime plus 0.75%, or (ii) the Eurodollar Rate plus 1.50% to 2.75%. The facility matures on April 1, 1999, and contains various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

At September 30, 1996, the Company has reclassified $15.4 million of bank credit facility borrowings from long-term debt to current maturities of long-term debt. Of this amount, $6.0 million is attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet over the next twelve months. The remaining $9.4 million represents the amount of the spare Pratt & Whitney engines which are pledged to the bank facility and which will be repaid from the anticipated sale. The estimated market value of these spare engines is classified under current assets.

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the bank's prime rate plus 0.25%. There were no borrowings against this facility as of September 30, 1996 or 1995; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.6 million and $3.2 million, respectively.

In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During the first nine months of 1996, the Company repurchased 16,000 shares, bringing the total number of shares it has repurchased under the program to 185,000 shares. The Company does not currently expect to complete this stock repurchase program.

PART II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a)      Renegotiated bank credit agreement.


       THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT

            THIS THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of November 12, 1996 (this "Third Amendment") is by and among AMERICAN TRANS AIR, INC., an Indiana corporation (the "Borrower"), AMTRAN, INC., an Indiana corporation ("Amtran"), the Banks set forth on the signature pages of the Credit Agreement referred to below (collectively, the "Banks" and individually, a "Bank"), NBD Bank, N.A. ("NBD"), a national banking association, as co-agent for the Banks, and as assignee of NBD Bank, a Michigan banking corporation (in such capacity, the "Agent") and the BANK OF MONTREAL, a Canadian chartered bank, as co-agent for the Banks (the "Co-Agent").

                                RECITALS

                  A. The Borrower, Amtran, the Banks, the Co-Agent and the Agent have executed a Second Amended and Restated Credit Agreement dated as of December 7, 1994, as amended by a First Amendment to Second Amended and Restated Credit Agreement dated as of March 28, 1995 and a Second Amendment to Second Amended and Restated Credit Agreement dated as of March 28, 1996 (the "Credit Agreement").

                  B. The Borrower and Amtran have requested certain modifications to the Credit Agreement and the Agent, the Co-Agent and the Banks are willing to do so strictly in accordance with the terms hereof, and provided the Credit Agreement is amended as set forth herein, and the Borrower has agreed to such amendments.

                                 AGREEMENT

                  Based upon these recitals, the parties agree as follows:

                  1. Upon satisfaction by the Borrower of the conditions set forth in paragraph 4 hereof, the Credit Agreement shall hereby be amended as of the effective date hereof as follows:

                           (A) New definitions of "Guaranty" (which replaces
the definition contained in Section 3.03) and "Leverage Ratio" are hereby added to Section 1.1 in appropriate alphabetical order to read as follows:


                  "Guaranty" shall mean any guaranty of any of the Obligations executed by Amtran and its Affiliates, or any of them, at any time, as amended or modified from time to time.


                  "Leverage Ratio" means, as of any date as of which the amount thereof is to be determined, the ratio of Total Adjusted Liabilities to Tangible Net Worth.

                  (b) The definition of "Borrowing Base" in Section 1.1 is restated in its entirety to read as follows:

                  "Borrowing Base" means, as of any date as of which the amount thereof is to be determined, the sum of (a) an amount equal to 100% of the value of the L-1011 Aircraft and the L-1011 Engines constituting Aviation Property subject to the Security Agreement, provided that the amount calculated pursuant to this clause (a) shall be reduced by $1,000,000 on April 1, 1997 and on the first day of each month thereafter to and including September 1, 1997 and shall be reduced on October 1, 1997 and on the first day of each month thereafter by $1,500,000, and such reductions shall be in addition to any reductions in the amount calculated pursuant to this clause
                  (a) due to any appraisals or otherwise required under this Agreement, plus (b) an amount equal to 100% of the net book value of Rotable Parts Inventory for the Borrower's L-1011 Aircraft, the Borrower's Boeing 757 aircraft, the Borrower's Boeing 727 aircraft and other Rotable Parts Inventory of the Borrower acceptable to the Agent and the Co-Agent and in which the Banks and the Agent have a first priority, enforceable and perfected security interest, plus (c) an amount equal to 100% of the value of Eligible Accounts Receivable; provided, however, notwithstanding anything in this Agreement to the contrary, in calculating the Borrowing Base no value shall be given to the four Pratt & Whitney JT8 aircraft engines in which the Banks and the Agent are being granted a security interest in connection with the Third Amendment to Second Amended and Restated Credit Agreement dated as of November 12, 1996 among the parties hereto.

                           (c)      The    definition   of "Margin" in Section
                  1.1 is  restated  in its  entirety to read as follows:

                  "Margin" shall mean the applicable percentage per annum, based on the Cash Flow Coverage Ratio and Leverage Ratio of the Borrower, as determined by reference to the following table:


                 Margin

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------





                                                                                           Letter of     Non-Use
                                                               Tranche A     Tranche B     Credit Fee   Fee Payable
                                   Tranche A     Tranche B     Eurodollar    Eurodollar     Payable        Under
           Financial               Prime Rate    Prime Rate       Rate          Rate         Under        Section
             Ratios                 Advances      Advances      Advances      Advances      Section       2.06(b)
             ------                 --------      --------      --------      --------       2.06(d)      ------

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If the (a)  Cash  Flow  Coverage       0%          0.25%         1.50%         2.00%         1.125%        0.25%
Ratio is  greater  than or equal
to   2.05   to   1.00   and  (b)
Leverage  Ratio is less than 4.0
to 1.0

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If the (a)  Cash  Flow  Coverage       0%          0.25%         1.75%         2.25%         1.25%         0.375%
Ratio is less  than 2.05 to 1.00
and  greater  than or  equal  to
1.80  to 1.00  and (b)  Leverage
Ratio is less than 4.0 to 1.0

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If the (a)  Cash  Flow  Coverage       0%          0.25%         2.00%         2.50%         1.375%        0.50%
Ratio is less  than 1.80 to 1.00
and  greater  than or  equal  to
1.65  to 1.00  and (b)  Leverage
Ratio is less than 4.0 to 1.0

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If the  Leverage  Ratio is equal     0.25%         0.50%         2.25%         2.75%         1.50%         0.50%
to or  greater  than  4.0 to 1.0
but  less  than or  equal to 4.5
to 1.0

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If   the   Leverage   Ratio   is     0.50%         0.75%         2.50%         3.00%         1.625%        0.50%
greater  than  4.5  to  1.0  but
less than 5.0 to 1.0

--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

If the  Leverage  Ratio is equal     0.75%         1.00%         2.75%         3.25%         1.75%         0.50%
to or greater than 5.0 to 1.0
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

                           For purposes of determining the Margin, the Cash Flow
                  Coverage Ratio and Leverage Ratio shall be determined on the last day of each fiscal quarter, for the fiscal quarter then ending, and the Margin shall be adjusted on the first day of the second fiscal quarter following each such fiscal quarter based on the Cash Flow Coverage Ratio and Leverage Ratio for such fiscal quarter, which Margin shall remain in effect until the first day of the following fiscal quarter. Notwithstanding the above, upon and during the continuance of any Event of Default the Margin for each category shall be based upon the highest margin possible in each category, regardless of the Cash Flow Coverage Ratio or Leverage Ratio, upon and during the continuance of any Event of Default.

                           (d) Effective as of September 30, 1996, the
definition "Total Adjusted Liabilities" set forth in Section 1.1 shall be restated in its entirety to read as follows:

                  "Total Adjusted Liabilities" shall mean, without duplication,
                  (A) the sum of (i) Funded Indebtedness of Amtran and its Affiliates,(ii) any payment in respect of Funded indebtedness of Amtran and its Affiliates due within one year from any date of determination, (iii) the total accrued Interest Expenses, and (iv) three and one-half (3 1/2) times Amtran's and its Affiliates' projected capital and operating lease rental expenses for the immediately succeeding twelve month period less (B) the total amount of all Cash Equivalents.

                           (e) Section 2.01(c) is amended by adding the
following after the second sentence thereof: "If required by the Majority Banks, 90 days after each Adjustment Date the Majority Banks may request an appraisal of the Aviation Property by an independent third party appraiser acceptable to the Majority Banks and at the expense of the Borrower and the value of the Aviation Property shall also be adjusted based on the results of such appraisals."

                           (f) A new Section 2.01(e)is hereby added as follows:

                  (e) the Borrower will use its best efforts to sell four Pratt & Whitney 2037 aircraft engines as soon as possible, and the proceeds of each such sale shall be immediately applied as a mandatory prepayment of the Loans and shall simultaneously reduce the Borrowing Base by the book value thereof (which book value is currently $9,200,000).

                           (g)  Section 6.03(f) is hereby redesignated as
Section 6.03(h), and new Sections 6.03(f) and 6.03(g) are is hereby added as follows:

                  (f) as soon as available but not later than fifteen (15) days after the end of each month, the quarterly cash forecast, as most recently updated and in form and substance satisfactory to the Agent, of Amtran and its Affiliates;

                  (g) as soon as available but not later than forty-five (45) days after the close of each fiscal quarter of Amtran, a quarterly line of business report, profit and loss report, including a comparison of plan vs. actual results for Amtran and its Affiliates in form and substance satisfactory to the Agent; and (h) Effective as September 30, 1996, Sections 6.09, 6.10 and
6.11 are restated in their entirety to read as follows:

                  6.09 Tangible Net Worth Maintain Tangible Net Worth, determined in accordance with GAAP, of not less than the sum of (a) $52,500,000 plus (b) fifty percent (50%) of the Net Profits, such fifty percent (50%) of Net Profits to be added effective as of the end of each fiscal quarter of Amtran in an amount equal to such fifty percent (50%) of Net Profit for such fiscal quarter, commencing with the fiscal quarter of Amtran ending March 31, 1997; provided, however, that if Net Profit is negative for any fiscal quarter, such negative Net profit may be subtracted only from the amount of such fifty percent (50%) of net Profit that has been added, if any, pursuant to clause (b) above for a fiscal quarter occurring in the same fiscal year as such fiscal quarter for which Net Profit was negative, and shall not be subtracted from any other amount required to be maintained by this Section 6.09: provided, further, that the amount of such negative Net Profit subtracted shall be in an amount equal to fifty percent (50%) of such negative Net Profit.

                  6.10 Cash Flow Coverage Ratio Maintain a Cash Flow Coverage Ratio as of the last day of each fiscal quarter of Amtran, as calculated for the fiscal quarter then ended plus the three immediately preceding fiscal quarters, of not less than 1.65 to 1.0 at any time after the date hereof; provided, however, notwithstanding the actual Adjusted Net Profit for the fiscal quarters ending September 30, 1996 and December 31, 1996, the Cash Flow Coverage Ratio for such two quarters shall be calculated as if the Adjusted Net Profit for such two quarters was $0.

                  6.11 Total Adjusted Liabilities/Tangible Net Worth Ratio Maintain a ratio of the Total Adjusted Liabilities to Tangible Net Worth of not more than (a) 6.0 to 1.0 as of the last day of each fiscal quarter ending on or before September 30, 1997,
                  (b) 5.25 to 1.0 as of the last day of each fiscal quarter ending after September 30, 1997 but on or before September 30, 1998 and (c) 4.5 to 1.0 as of the last day of each fiscal quarter thereafter.

                           (i) A new Section 6.14 is added to the Credit
                               Agreement to read as follows:

                  6.14   Adjusted  Net Profit. Maintain Adjusted   Net  Profit
                  for the fiscal quarter ending March 31, 1997 of not less than $0.

                           (j) The following is hereby added to Section 8.06 by
adding the following after the words "when due": "or the failure of the Borrower or any of its Affiliates to perform or observe any other term, covenant or agreement with respect to any such Indebtedness".

                           (k) Section 10.03 is restated in its entirety to
read as follows:

                10.03 Participations and Assignments. (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, provided that the Borrower may not, without the prior consent of the Banks, assign its rights or obligations hereunder or under any other Loan Document and the Banks shall not be obligated to make any Loan hereunder to any entity other than the Borrower.

                                   (b) Any Bank may sell to any financial institution or institutions, and such financial institution or institutions may further sell, a participation interest (undivided or divided) in, the Loans and such Bank's rights and benefits under this Agreement, the Notes and the Guaranties, and to the extent of that participation interest such participant or participants shall have the same rights and benefits against the Borrower under Section 2.15 and 2.17 as it or they would have had if such participant or participants were the Bank making the Loans to the Borrower hereunder, provided, however, that (i) such Bank's obligations under this Agreement shall remain unmodified and fully effective and enforceable against such Bank, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations,
                (iii) such Bank shall remain the holder of its Notes for all purposes of this Agreement, (iv) the Borrower, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and (v) such Bank shall not grant to its participant any rights to consent or withhold consent to any action taken by such Bank or the Agent under this Agreement other than action requiring the consent of all of the Banks hereunder.

                                   (c) Each Bank may,  with the prior consent of
                the Agent, assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Loans owing to it and the Note or Notes held by
                it); provided, however, that (i) each such assignment shall be of a uniform, and not a varying, percentage of all rights and obligations, (ii) except in the case of an assignment of all of a Bank's rights and obligations under this Agreement, (A) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $5,000,000, and in integral multiples of $1,000,000 thereafter, or such lesser amount as the Agent may consent to and (B) after giving effect to each such assignment, the amount of the Commitment of the assigning Bank shall in no event be less than $5,000,000, (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance in the form of Exhibit C hereto (an "Assignment and Acceptance"), together with any Note or Notes subject to such assignment and, a processing and recordation fee of $3,000, and
                (iv) any Bank may without the consent of the Borrower or the Agent, assign to any Affiliate of such Bank that is a bank or financial institution all of its rights and obligations under this Agreement. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in such Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto).

                                   (d) The Agent  shall  maintain at its address
                designated on the signature pages hereof a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent and the Banks may treat each Person whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice.

                                   (e) Upon its  receipt  of an  Assignment  and
                Acceptance executed by an assigning Bank and an assignee, together with any Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and
                (iii) give prompt notice thereof to the Borrower. Within ten Business Days after its receipt of such notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered Note or Notes a new Note to the order of such assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit C hereto.

                                   (f) The Banks may, in connection with any
                assignment or participation or proposed assignment or participation pursuant to this Section 10.03, disclose to the assignee or participant or proposed assignee or participant any public information relating to the Borrower and, provided that such proposed assignee or participant executes a confidentiality letter, any other information relating to the Borrower.

                           (l)   Exhibit  C  attached to the Credit  Agreement
is hereby  replaced  with Exhibit C attached hereto.

                           (m)   The Borrower has agreed to promptly execute
such security agreements, financing statements and other documents in form and substance satisfactory to the Agent to grant a first priority lien and security interest on all of its unencumbered equipment at the Indianapolis International Airport and on four unencumbered Pratt and Whitney JT8 aircraft engines.

                  2. From and after the effective date of this Third Amendment, references in the Credit Agreement and all other documents executed pursuant to the Credit Agreement to (i) the Credit Agreement shall be deemed references to the Credit Agreement as amended hereby, (ii) any Security Agreement shall be deemed references to such Security Agreement as amended by amendments executed pursuant hereto and (iii) the Notes shall mean references to the New Notes issued pursuant hereto.

                  3. The Borrower represents and warrants to the Agent and the Banks that:

                           (A)(i)   The execution, delivery and  performance
of this Third Amendment by the Borrower and Amtran and all agreements and documents delivered pursuant hereto by the Borrower and Amtran have been duly authorized by all necessary corporate action and does not and will not require any consent or approval of its stockholders, violate any provision of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to it or of its articles of incorporation or bylaws, or result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower or Amtran is a party or by which it or its properties may be bound or affected;
(ii) no authorization, consent, approval, license, exemption of or filing a registration with any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, is or will be necessary to the valid execution, delivery or performance by the Borrower or Amtran of this Third Amendment and all agreements and documents delivered pursuant hereto and (iii) this Third Amendment and all agreements and documents delivered pursuant hereto by the Borrower and Amtran are the legal, valid and binding obligations of the Borrower and Amtran enforceable against each of them in accordance with the terms thereof.

                           (B)  After giving effect to the amendments contained
herein and effected pursuant hereto, the representations and warranties contained in Article V of the Credit Agreement are true and correct on and as of the effective date hereof with the same force and effect as if made on and as of such effective date.

                           (C)  No  Event  of  Default and no Default shall have
occurred and be continuing or will exist under the Credit Agreement as of the effective date hereof.

                  4. This Third Amendment shall not become effective until:

                           (a)  The Agent shall have received the favorable
written opinion of counsel (which may be in house counsel) for the Borrower, Amtran and each Affiliate of Amtran executing a Guaranty in form and substance satisfactory to the Agent and the Banks;

                           (b)  The Borrower shall have paid to the Agent,
for the benefit of the Banks, a fee equal to 0.15% of the amount of the existing Commitment of each Bank;

                           (c)  The Borrower and Amtran shall have delivered
such certified resolutions and incumbency certificates as requested by the Agent;

                           (d)  Each Subsidiary (other  than the  Borrower)
of Amtran shall execute a Guaranty in form and substance satisfactory to the Agent and deliver such resolutions and incumbency certificates as requested by the Agent; and

                           (e)  The Borrower and Amtran shall have delivered to
the Agent such other documents and instruments as the Agent may reasonably request in connection herewith.

                  5. The Borrower agrees to pay and save the Agent harmless from liability for the payment of all costs and expenses arising in connection with this Third Amendment, including the reasonable fees and expenses of Dickinson, Wright, Moon, Van Dusen & Freeman, counsel to the Agent, in connection with the preparation and review of this Third Amendment and any related documents.

                  6. The terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement. Except as expressly contemplated hereby, the Credit Agreement, and all related notes, guaranties, certificates, instruments and other documents, are hereby ratified and confirmed and shall remain in full force and effect, and the Borrower and Amtran acknowledge that they have no defense, offset, counterclaim or other claim or dispute thereunder.

                  7. This Third Amendment shall be governed by and construed in accordance with the laws of the State of Michigan.

                  8. This Third Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Third Amendment by signing any such counterpart.

                  IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed and delivered as of the day and year first above written.



                           AMERICAN TRANS AIR, INC.



                           By:_______________________________________

                           Its:
                               Executive Vice President
                               and Chief Financial Officer




                           AMTRAN, INC.



                           By:_______________________________________

                           Its:
                               Executive Vice President
                               and Chief Financial Officer



                                NBD BANK, N.A.,


                                Individually as a Bank
                                  and as Agent


                                By:_______________________________________


                                Its:____________________________________



                                BANK OF MONTREAL,
                                Individually as a Bank
                                  and as Co-Agent




                                 By:_______________________________________


                                 Its:___________________________________



                                 FORT WAYNE NATIONAL BANK



                                 By:____________________________________


                                 Its:___________________________________





                                  NATIONAL CITY BANK, INDIANA



                                  By:___________________________________


                                  Its:____________________________________



                                  NATIONAL BANK OF CANADA



                                  By:_____________________________________


                                  Its:____________________________________


                                  FIRST OF AMERICA BANK - INDIANA


                                  By:_______________________________________


                                  Its:____________________________________




                                  FIRST OF AMERICA BANK - MICHIGAN, N.A.



                                  By:_______________________________________


                                  Its:______________________________________




                                  BANK ONE, INDIANAPOLIS, NA



                                  By:_______________________________________


                                  Its:______________________________________




                                  THE BOATMEN'S NATIONAL BANK OF ST. LOUIS



                                   By:______________________________________


                                   Its:_____________________________________




(b) None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Amtran, Inc.
                           (Registrant)



Date         11/13/96
                           J. George Mikelsons
                           Chairman



Date         11/13/96
                           Stanley L. Pace
                           President and Chief Executive Officer
                           Director

Date         11/13/96
                           James W. Hlavacek
                           Executive Vice President, Chief Operating Officer and President of ATA Training Corporation Director


Date         11/13/96
                           Kenneth K. Wolff
                           Executive Vice President and Chief Financial Officer Director