Form 10-K
period 1996-12-31
AMTRAN INC
filed 1997-03-31
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period
         From ______________ to _________________
                                                                       .
Commission file number  000-21642

                                   AMTRAN, INC.

             (Exact name of registrant as specified in its charter)

                   Indiana                              35-1617970
             ---------------------               ----------------------
               (State or other jurisdiction of       (I.R.S.  Employer
               incorporation or organization)       Identification No.)

                 7337 West Washington Street
                   Indianapolis, Indiana                  46231
          ------------------------------------  -----------------------
          (Address of principal executive offices)     (Zip  Code)

                                 (317) 247-4000

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                            None

Securities registered pursuant to Section 12(g) of the Act:

                     Title of each class
                 Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

Common Stock,  Without Par Value - 11,614,852 shares as of February 28, 1997.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Amtran Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, are incorporated by reference into Part III.





                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 1996
                          AMTRAN INC. AND SUBSIDIARIES


                                                                                                                     Page #

PART I
         Item 1.     Business...........................................................................................  3
         Item 2.     Properties......................................................................................... 17
         Item 3.     Legal Proceedings.................................................................................. 20
         Item 4.     Submission of Matters to a Vote of Security Holders................................................ 20

PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters......................  20
         Item 6.     Selected Financial Data............................................................................ 21
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 22
         Item 8      Financial Statements and Supplementary Data........................................................ 46
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............... 62

PART III
         Item 10.    Directors and Officers of the Registrant........................................................... 63
         Item 11.    Executive Compensation............................................................................. 63
         Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................... 63
         Item 13.    Certain Relationships and Related Transactions..................................................... 63

PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................... 64

PART I


Item 1.        Business

               General

                Amtran, Inc. (the "Company") is a leading provider of charter, and on a selective basis scheduled, airline services to leisure and other value-oriented travelers. Through its principal subsidiary, American Trans Air, Inc. ("ATA"), Amtran operates the eleventh largest airline in the United States in terms of 1996 revenue passenger miles. ATA provides charter services throughout the world to independent tour operators and the U.S. military. In addition, ATA provides scheduled nonstop service primarily to vacation destinations such as Hawaii, Las Vegas, Florida and the Caribbean from selected gateway cities. ATA commenced operations in 1973 as a provider of aircraft services to the Ambassadair Travel Club, was certified as a public charter carrier in 1981 and commenced scheduled service in 1986.

                Overview of the Charter Airline Industry

                The charter airline industry is comprised of (i) passenger charter airlines, which provide passenger service primarily to tour operators, the military and others who contract for specific services, (ii) air freight carriers, which provide cargo service on either a scheduled or charter basis and (iii) scheduled airlines, which provide charter service on a limited basis.

                Charter airlines have been in existence in the United States and Europe since the earliest days of commercial aviation. Historically, charter airlines have supplemented the service provided by scheduled airlines by providing specialized service at times of peak demand. U.S. charter airlines have also traditionally provided service to the military both in times of peak demand, such as during the Persian Gulf War, and on a longer-term basis to supplement the military's own transport capacity. Based on Department of Transportation ("DOT") statistics, total charter flights by all U.S. airlines represented less than 3% of all available seat miles ("ASMs") flown within the United States during the twelve months ended July 31, 1996.

                As a result of the increase in airline capacity since the late 1980s, the opportunity for charter airlines to provide supplemental service in times of peak demand has been reduced. In addition, several scheduled airlines have increased the number of discounted seats on regularly scheduled flights that they have made available to tour operators and thereby increased the amount of competition faced by charter airlines on routes served by both types of carriers.

                Competition for charter carriers has further increased due to the growth of discounted scheduled airline capacity serving point to point markets, which have been the traditional source of seasonal opportunity for charter operations within the United States. The success of some carriers in developing their point to point markets has posed a competitive threat to some established large carriers, who have responded by developing their own versions of highly discounted services using smaller jet aircraft, and sometimes bypassing their own hubs.

                In the United States, the charter airline industry has consisted of a large number of relatively small airlines, many of which operate a few older aircraft. In Mexico, the charter airline industry consists of a few, relatively small airlines which generally operate only narrow-body aircraft. In Europe, by contrast, the charter airline industry has for a number of years included both large and small airlines. In Europe, such charter airlines traditionally have been significant competitors to the scheduled airlines for passenger traffic to leisure destinations such as the Mediterranean, the United States and the Caribbean. Historically, this has been due in part to the fact that charter carriers were subject to fewer price and route regulations than the scheduled airlines. In addition, this regulatory advantage has led some European scheduled airlines to form or acquire charter airline affiliates, and to devote significant resources toward the marketing of charter services. It also has contributed to the formation of companies which own both a charter airline and a significant tour operator business and, in some cases, retail travel agencies.

                In general, charter airlines have a lower cost structure than scheduled airlines. Unlike most scheduled airlines, charter airlines do not invest heavily in advertising and marketing, nor do they maintain a sizeable and complex reservations system or maintain extensive airport support facilities. Charter airlines also generally operate with lower overall employment costs and higher average load factors than scheduled airlines.


                The Company's Airline Operations

                Background

                ATA flew its maiden flight on a Boeing 720 between Indianapolis and Orlando in 1973 for Ambassadair. It was certificated as a public charter carrier in 1981 and as a scheduled air carrier in 1985. ATA grew from flying approximately 355 million revenue passenger miles ("RPMs") in 1982, its first full year as a public charter carrier, to approximately 9.2 billion RPMs in 1996. In 1973, the Company's fleet consisted of a single leased Boeing 720. As of December 31, 1996, the Company operated a fleet of 45 aircraft. The following table illustrates the growth of the Company over the most recent ten years:

                                           Year Ended December 31,

                                1987     1988     1989    1990     1991     1992     1993     1994       1995      1996
                                            (Dollars in millions)
Operating revenues              $254.4   $253.9  $279.1   $371.4   $414.0   $421.8  $467.9     $580.5    $715.0   $ 750.9
Net income (loss)               $  3.2   $  7.0  $  4.4   $(2.0)   $  5.6   $(2.1)  $  3.0     $  3.5    $  8.5   $(26.7)

Total assets                    $183.0   $193.4  $238.4   $251.8   $237.4   $239.0  $269.8     $346.3    $413.1   $ 370.3
Block hours                     48,870   42,642  49,222   57,847   60,177   65,583  76,542    103,657   126,295   138,114
ASMs (in millions)               5,287    4,857   5,374    6,755    7,111    7,521   8,232     10,443    12,522    13,296
Employees (at period end)        1,675    1,789   2,134    2,310    2,205    2,412   3,418      4,136     4,830     4,435



                Services Offered

                The Company generally provides its airline services to its customers in the form of charter and scheduled service sales.

                The following table provides a summary of the Company's total revenue for the periods indicated:


                                                                            Year Ended December 31,
                                                    -------------------------------------------------------------------------

                                                       1992           1993           1994            1995            1996
                                                    -----------    -----------    ------------    ------------    -----------

                                                                             (Dollars in millions)
                    Charter
                       Tour operator                    $271.5         $207.4          $196.1          $222.2         $218.2
                       Ambassadair (air only)              5.4            6.3             7.9             7.3            8.2
                       Military                           47.1           78.4            91.8            77.5           84.2
                                                    -----------    -----------    ------------    ------------    -----------

                    Total charter                        324.0          292.1           295.8           307.0          310.6
                    Scheduled service                     61.1          138.0           240.7           362.0          386.5
                    Other                                 36.7           37.8            44.0            46.0           53.8
                                                    -----------    -----------    ------------    ------------    -----------

                    Total                               $421.8         $467.9          $580.5          $715.0          750.9
                                                    ===========    ===========    ============    ============    ===========


                Charter Sales

                As illustrated in the above table, charter sales represented 41.4% of the Company's total revenues for 1996. The Company's principal customers for charter sales are tour operators, military and government agencies, sponsors of incentive travel packages and specialty charter customers.

                Tour Operator Programs. Demand from tour operators for the Company's low-cost, leisure services declined by 1.4% in 1996 over 1995. This segment accounted for approximately 30.2% of the Company's total revenues and 32.8% of ASMs for 1996. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating over extended periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft (which includes the services of the cockpit crew and flight attendants, together with check-in, baggage handling and maintenance services, catering and all necessary aircraft handling services) and assumes responsibility and risk for the actual sale of the available aircraft seats. Because the Company operates primarily on a contract basis, it can, subject to competitive constraints, structure the terms of each contract to reflect the costs of providing the specific service, together with an acceptable return.

                In general, tour operators either package the Company's flights with traditional ground components (e.g., hotels, rental cars, attractions) or sell only the airline passage ("airfare only"). Tickets on the Company's flights contracted to tour operators are issued by the tour operator either directly to passengers or through retail travel agencies. Under current DOT regulations with respect to charter transportation originating in the United States, all charter airline tickets must generally be paid for in cash and all funds received from the sale of charter seats (and in some cases the costs of land arrangements) must be placed into escrow by the tour operator or protected by a surety bond satisfying certain prescribed standards. Funds paid by tour operators to the Company for charter transportation must be escrowed or protected by a similar bonding arrangement. Currently, the Company provides a third-party bond, which is unlimited in amount in order to satisfy its obligations under these regulations. Under the terms of its bonding arrangements, the issuer of the bond has the right to terminate the bond at any time on 30 days notice and the current premium is subject to review and adjustment on June 30, 1997. The Company provides a letter of credit to secure $2 million of its potential obligations to the issuer of the bond. If the bond were to be materially limited or canceled, the Company, like all other U.S. charter airlines, would be required to escrow funds to comply with the DOT requirements summarized above. Compliance with such requirements would reduce the Company's liquidity and require it to fund higher levels of working capital ranging up to approximately $10 million based on 1996 peak travel periods. See "Business -- Regulation".

                Although  the  Company  serves  tour  operator   programs  on  a
                worldwide basis, its primary customers are U.S.-based and European-based tour operators. For 1996, the Company's five largest tour operator customers represented approximately 22.4% of the Company's consolidated revenues, and the ten largest tour operator customers represented approximately 29.8% of the Company's consolidated revenues.

                In general, the Company enters into contracts with tour operators four to six months in advance of the commencement of the service to be provided. Pursuant to these contracts, tour operators, who are often thinly capitalized, are required generally to pay to the Company at the time the contract is executed a deposit ranging from one week's revenue due under the contract (in the case of recurring pattern contracts) to 10%-30% of the total charter payment (in the case of nonrecurring pattern contracts). Tour operators are required to pay the remaining balance of the charter payment to the Company at least two weeks prior to the flight date. In the event the tour operator fails to make the remaining payment when due, the Company must either cancel such flight at least ten days prior to the flight date or, pursuant to DOT regulations, perform under the contract notwithstanding the breach by the tour operator. In the event the tour operator cancels or defaults under the contract with the Company or otherwise notifies the Company that such tour operator no longer needs charter service, the Company is entitled under the contract to keep the contractually established cancellation fees, which may be more or less than the deposit. Whether the Company elects to exercise this right in a particular case will depend upon a number of factors, including the Company's ability to redeploy the aircraft, the amount of money on deposit or secured by a letter of credit, the relationship the Company has with the tour operator and the general market conditions existing at the time. The Company may choose to renegotiate a contract with a tour operator from time to time based on market conditions. As part of any such renegotiations a tour operator may seek to reduce the per-seat price or the number of flights or seats per flight which the tour operator is obligated to purchase.

                In connection with its sales to tour operators, the Company seeks to minimize its exposure to unexpected changes in operating costs. The Company, under its contracts with tour operators, is able to pass through most increases in average fuel costs. Under these contracts, if the fuel increase causes the total contract price to rise in excess of 10%, the tour operator has the option of canceling the contract. These contracts provide that the final fuel price is to be determined based on a blended average of the Company's fuel costs two weeks prior to the flight date. The Company is exposed to increases in fuel costs that occur within 14 days of flight time, to all increases associated with its scheduled service and to increases affecting any charter contracts that do not include fuel cost escalation provisions.

                The Company believes that although price is the principal competitive criterion, product quality and the ability to deliver a charter service that is customized to the customer's particular needs have become increasingly important to independent tour operators. Accordingly, the Company seeks to differentiate itself through increased emphasis on its ability to deliver customized in-flight service (such as food service, foreign language flight attendants and movie selections), consistency of product delivery, customer handling, delivery support and operational reliability for the tour operator. The ability to deliver a tour product meeting the leisure traveler's quality and price expectations provides a significant marketing advantage to the tour operator.

                Military/Government. In 1996 military/government sales were 11.2% of the Company's total revenues and 10.8% of total ASMs. Traditionally, the Company's focus has been on short-term "contract expansion" business which is routinely awarded by the U.S. Government based on price and availability of appropriate aircraft. The government prenegotiates contract prices for each type of aircraft a carrier makes available to the military, with the airline responsible for virtually all costs other than fuel. The government pays for the entire cost of fuel. The short-term expansion business is awarded pro rata to the carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available. As discussed below, the Company's anticipated fixed-award business should also assist the Company in obtaining additional expansion business.

                Pursuant to the military's fixed-award system, each participating airline is given certain "mobilization value points" based on the number and type of aircraft then available from such airline. A participant may increase the number of its mobilization value points by teaming up with one or more other airlines to increase the total number of mobilization value points of the team. Generally, a charter passenger airline will seek to team up with one or more charter cargo airlines and vice versa, as there is generally not enough cargo fixed-award business available for these types of carriers to utilize all of their mobilization value points. When the military determines its carrier needs for a particular period, it determines how much of each particular type of service it will need (e.g., narrow-body, passenger service). It will then award each type of business to those carriers or teams that have committed to make available that type of aircraft and service with the carriers or teams with the highest amount of mobilization value points given a preference. When an award is presented to a team, the charter passenger airline will generally perform the passenger part of the award and the charter cargo airline will perform the cargo part of the award.

                In 1992, the Company entered into a "contractor teaming arrangement" with four other cargo and passenger airlines serving the military. If the Company used only its own mobilization value points, it would be entitled to a fixed-award of approximately 1% of total awards under the system; however, when all of the Company's team members are taken into account, their portion of the fixed-award is approximately 34% of total awards under the system. As a result, the contractor teaming arrangement significantly increases the likelihood that the team will receive a fixed-award contract, and, to the extent the award includes passenger transport, increases the Company's opportunity to provide such service because the Company represents a significant portion of the team's passenger transport capacity. In addition, since the expansion business is also awarded as a function of the fixed-award system, the Company, through its contractor teaming arrangement, should also receive a greater percentage of the short-term expansion business. As part of its participation in this contract teaming arrangement, the Company pays certain utilization fees to other team members.

                The Company is subject to biennial inspections by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1995 and the next is scheduled for the third or fourth quarter of 1997. As a result of such inspections, the Company has been required to implement measures beyond those required by the DOT, Federal Aviation Administration ("FAA") and other government agencies.

                Military and other government flight activity has recently been, and is expected to remain, a significant factor in the Company's business mix. Because this business is generally less seasonal than leisure travel, it should tend to have a stabilizing impact on the Company's operations and earnings. The Company believes its fleet of aircraft is well suited for the changing requirements of military passenger service. Although the military is reducing its troop size at foreign bases, the military still desires to maintain its schedule frequency to these bases. Therefore, the military has a need for smaller capacity aircraft possessing long-range capability, such as the Company's Boeing 757-200ER aircraft. In 1993, the Company became the first North American carrier to receive FAA certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation ("ETOPS"). This certification permits specially equipped Boeing 757-200 aircraft to participate in long-range missions over water in which the aircraft may be up to three hours from the nearest alternate airport. All of the Company's Boeing 757-200s are so equipped and certified. The Company believes that this 180-minute ETOPS capability has enhanced the Company's ability to obtain awards for certain long-range missions.

                Incentive Travel Programs. Many corporations offer travel to leisure destinations or special events as incentive awards for employees. The Company has historically provided air travel for many corporate incentive programs. Incentive travel customers range from national incentive marketing companies to large corporations that handle their incentive travel programs on an in-house basis.

                The Company believes that its flexibility, versatility and attention to detail have helped to establish it as one of the leaders in providing incentive travel airline charter service. Incentive travel services are generally customized to the customer or sponsor, vacation destination or special event. Generally, incentive travel operations are a demanding and sophisticated part of the charter airline business. Incentive travel operations can vary from a single round trip to an extensive overseas pattern involving thousands of employees and their families.

                Specialty Charters. The Company operates a significant number of specialty charter flights. These programs are normally contracted on a single round-trip basis and vary extensively in nature, from flying university alumni to a football game, to transporting political candidates on campaign trips, to moving the NASA space shuttle ground crew to an alternate landing site. Traditionally, these flights are arranged on very short notice on a bid basis and, if the Company has aircraft available, allow the Company to increase aircraft utilization during off-peak periods.

                The Company believes it is able to attract this business due to its fleet size and diversity of aircraft. The size and location of the Company's fleet reduces nonproductive ferry flight activity, resulting in more competitive pricing. The diversity of aircraft types in its fleet also allows the Company to better match a customer's particular charter requirements with the type of aircraft best suited to satisfy those requirements.

                Scheduled Service Sales

                In addition to its charter sales, the Company markets air travel, as well as packaged leisure travel products, directly to retail consumers in selected markets. In scheduled service, the Company focuses primarily on serving selected leisure destinations with low-cost, nonstop or direct flights from cities which do not have such service or where there is only limited competition. The Company believes that it may be able, on a selective basis, to expand this business as the major scheduled airlines increasingly consolidate their hub-and-spoke route systems.

                The Company's scheduled service operations link the Indianapolis, Chicago-Midway and Milwaukee markets with several popular leisure destinations. The Company seeks to maintain operational flexibility in its scheduled service. If the Company is unsatisfied with its return on a specific scheduled service route, it will reduce or cancel the service and reallocate the assets based on alternative market opportunities.

                The Company's strategy for its scheduled service is to offer routine, low-frequency service which stresses nonstop convenience and a simplified pricing structure oriented to the buyer of leisure travel services. During 1996, scheduled service provided 51.5% of the Company's consolidated revenues and 54.9% of ASMs.

                Included in the Company's scheduled service sales are bulk sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator may take a significant portion of an aircraft with a bulk-seat purchase. The Company retains only a minor portion, which it sells through its own scheduled service distribution. The advantage for the tour operators is that their product appears in the Computer Reservation System ("CRS") and through other scheduled service distribution channels. Under this arrangement, the Company is ultimately responsible for the passenger's travel similar to any other scheduled service, regardless of its ability to collect from the tour operator. Bulk seat sales amounted to $67.3 million in 1996, which represented 9.0% of the Company's 1996 total consolidated revenue.

                Other Revenues

                Through its industry sales operations, the Company offers a variety of aviation services, including the "wet leasing" of aircraft (or "subservice") and maintenance services, management and technical consulting and various training services. The Company's customers for these services include established as well as start-up airlines that lease equipment and subcontract for aircraft services. During 1996, subservice sales provided 0.9% of the Company's total consolidated revenues. Other industry sales revenues included in total operating revenues for 1996 were not significant.

                The Company's aircraft leasing activities consist exclusively of "wet leases" in which the lessor supplies, in addition to the aircraft, the cockpit crew, insurance and maintenance, and the lessee is responsible for all other matters in connection with the aircraft, including handling, fuel and catering. Ad hoc subservices for scheduled carriers are typically conducted as "public charters" pursuant to waivers granted by the DOT from its public charter regulations. In conducting subservice, the Company also complies with all applicable FAA requirements, including those pertaining to security arrangements for flight operations conducted by U.S. carriers. The Company does not, and is generally not permitted under its financing and leasing arrangements, to enter into "dry leases" in which the lessee leases only the aircraft itself and the lessee is responsible for cockpit crew, insurance, maintenance and all other matters in connection with the aircraft.

                The aircraft subservice market has experienced a significant decline over the past few years. This decline has been primarily the result of (i) slower growth in traffic levels, which has reduced the number of occasions when airlines have required additional aircraft to cover peak capacity periods, and (ii) an oversupply of available aircraft as a result of the deliveries of new aircraft and a consolidation of the airline industry.

                ATA Vacations. The Company's wholly-owned ATA Vacations subsidiary markets complete vacation packages (i.e., hotel, rental car, air) at destinations served by the Company both on a charter and scheduled service basis. These packages target customers seeking the added value associated with "one-call"' vacation planning. Higher margins associated with the sale of all-inclusive packages enhance the earnings performance for the Company's single seat business.

                Travel Club. The Company owns Ambassadair Travel Club, based in Indianapolis. The travel club is dues-based, so that for an initiation fee and annual dues, club members, who together currently total approximately 39,000 individuals and families, gain access to a broad variety of all-inclusive travel and vacation packages. During 1996, the Company operated approximately 400 trip options exclusively for club members. During 1996, travel club members provided $21.9 million of revenues from dues, air travel and ground packages.

                Aircraft Fleet

                As of December 31, 1996, the Company operated a fleet of 14 Lockheed L-1011s, 24 Boeing 727-200ADVs and 7 Boeing 757-200s.

                Lockheed L-1011 Aircraft. The Company's Lockheed L-1011 aircraft are wide-body aircraft, 12 of which have a range of 2,971 nautical miles and 2 of which have a range of 3,425 nautical miles. These aircraft conform to the FAA's Stage 3 noise requirements and have a low ownership cost relative to most other wide-body aircraft types. (For information regarding Stage 3 noise requirements, see "Business -- Environmental Matters".) As a result, the Company believes these aircraft offer a competitive advantage when operated on long-range routes, such as on transatlantic, Caribbean and West Coast-Hawaii routes. As of December 31, 1996, twelve of these aircraft are owned by the Company and two are under operating leases that expire in June 2000 and March 2001.

                Boeing 727-200ADV Aircraft. The Company's Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high thrust, JT8D-15/-15A/-17/-17A engines and have a range of 2,050 nautical miles. These aircraft, 23 of which have been leased, have an average age of approximately 16 years, of which 16 conform to Stage 2 and eight conform to Stage 3 noise requirements as of December 31, 1996. The leases for these aircraft have initial terms that expire between December 1997 and November 2002, subject to the Company's right to extend each lease for varying terms. The Company may be required prior to December 31, 1998, and will be required prior to December 31, 1999, to make expenditures for engine "hushkits" or to acquire replacement aircraft so that its entire fleet conforms to Stage 3 noise requirements in accordance with FAA regulations. In general, the lessors of the Company's Boeing 727-200ADVs have agreed to finance hushkits for these aircraft which, if accepted by the Company, will result in an automatic extension of the lease term for each aircraft. Although Boeing 727-200ADV aircraft are subject to the FAA's Aging Aircraft program, the Company does not expect that its cost of compliance for these aircraft over the next two years will be material. See "Business -- Regulation".

                Boeing 757-200 Aircraft. The Company's Boeing 757-200 aircraft are modern, narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, all of which are leased, have an average age of approximately 3 years and meet Stage 3 noise requirements. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but relatively low operational costs. In addition, unlike most other aircraft of similar size, the Boeing 757-200 has the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between March 1997 and March 2015, subject to the Company's right to extend each lease for varying terms.

                All of the aircraft and most of the engines owned by the Company, together with the Company's related inventory of spare parts, are subject to mortgages and other security interests granted in favor of the Company's lenders under its credit agreement and certain loan agreements. The terms of such security arrangements prohibit any sale or lease of such aircraft, engines or other assets without the consent of the secured party, subject, however, to certain exceptions, including in most cases leases not in excess of six months where the Company maintains operational control of the property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities".

                Flight Operations

                Worldwide flight operations are planned and controlled by the Company's Flight Operations Group operating out of its facilities located in Indianapolis, Indiana, which are staffed on a 24-hour basis seven days a week. Logistical support necessary for extended operations away from the Company's fixed bases are coordinated through its global communications network. ATA's complex operating environment demands a high degree of skill and flexibility from its Flight Operations Group.

                In order to enhance the reliability of its service, the Company seeks to maintain at least two spare Lockheed L-1011 aircraft and two spare Boeing 727-200 aircraft at all times. The spare aircraft can be dispatched on short notice to most locations in the world where a substitute aircraft is needed for mechanical or other reasons. The spare aircraft allows the Company to provide to its customers a dispatch reliability that is hard for an airline of comparable or smaller size to match.

                Maintenance and Support

                The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. The 120,000 square-foot facility was designed to meet the maintenance needs of the Company's operations as well as provide contract control of purchased services. The Company performs approximately 75% of its maintenance work, excluding engine overhauls and Lockheed L-1011 and Boeing 727-200 heavy airframe checks.

                The Company currently maintains ten permanent maintenance facilities, including its Indianapolis facility. In addition, the Company utilizes "Road Teams", which are dispatched as flight operations require to arrange for and supervise maintenance services at temporary locations. The Company sends Road Teams to oversee the 25% of its airframe maintenance not performed in house.

                The Indianapolis Maintenance and Engineering Center is an FAA-certificated repair station and has the expertise to perform routine, as well as nonroutine, maintenance on Lockheed L-1011, Boeing 727-200, and Boeing 757-200 aircraft. Capabilities of the Maintenance and Engineering Center include: (i) airworthiness directive and service bulletin compliance; (ii) modular teardown and buildup of Rolls Royce RB211-22B and -535E4 engines; (iii) nondestructive testing, including radiographics, x-ray, ultrasound, magnetic particle and eddy current; (iv) avionics component repair; (v) on-wing engine testing; (vi) interior modification; (vii) repair and overhaul of accessories and components, including hydraulic units and wheel and brake assemblies; and (viii) sheet metal repair with hot bonding and composite material capabilities. The Company contracts with third parties for certain engine and airframe overhaul and other services when the Company does not have the technical capability, facility capacity, or if the services can be obtained on a more cost-effective basis from outside sources.

                In order to perform maintenance on its fleet, the Company has established three different types of maintenance stations, depending upon the frequency of aircraft visits and the level of maintenance services available:

                Class I: Stations with assigned Company mechanics, adequate facilities, equipment and parts to perform both scheduled and unscheduled maintenance on all aircraft normally operating into that station.

                Class II: Stations with assigned Company mechanics, but limited facilities, equipment and parts that are capable of performing certain scheduled and unscheduled maintenance.

                Class III: Stations with on-call maintenance arranged by the Company with other certificated operators or maintenance facilities to perform both scheduled and unscheduled maintenance on the Company's aircraft operating into the station. All work is scheduled and controlled by the Company's Maintenance Control division.

                As of December 31, 1996, the Company had maintenance capabilities in ten locations. The Off-Line Maintenance group is responsible for aircraft maintenance at all Class III stations. This group provides Road Teams and coordinates contract labor at stations all around the world where maintenance is needed to support short-term operations. The technical representatives of the Company supervise the quality and completion of the work performed on the Company's aircraft. During the last two years, the Company has operated Class III stations at five locations in the United States and one foreign location.

                Other Activities

                In addition to its airline and travel businesses, the Company owns and operates or participates in several smaller businesses that complement its airline service, including American Trans Air Training Corporation, which provides professional training schools for pilots, mechanics and flight attendants, ExecuJet, an executive air charter service, and Amber Air Freight, a freight forwarder. In 1996, revenues from these businesses accounted for less than 1% of the Company's total operating revenues.

                American Trans Air Training Corporation. American Trans Air Training Corporation (the "Training Corporation") was organized in 1988 to service the training needs of airlines and airline suppliers as well as individuals desiring to pursue a career in aviation. The Training Corporation has two distinct areas of training: Pilot and Contract Training and Airframe and Power Plant Training.

                The Training Corporation provides training to airline personnel, including cockpit crews, flight attendants, ground security coordinators, dispatchers and other support personnel. These services are arranged on a contractual basis with an airline and are generally completed in Indianapolis where the Training Corporation has its educational facilities, including classrooms, cabin trainers and other training aides. The Training Corporation is a partner with a subsidiary of LTU International Airlines, a German charter airline, in a joint venture owning a Lockheed L-1011 simulator located in Miami, Florida. The Training Corporation is the managing partner for the venture operating the simulator and markets training time to other Lockheed L-1011 operators. The flight school is FAR ('Federal Air Regulation') Part 141 certified; accordingly, graduates receive an FAA approved pilot's license.

                In July 1992, The Training Corporation opened its Airplane and Power Plant School in Indianapolis providing training necessary for licensing graduates as airplane and power plant mechanics ("A&Ps"). A&P licenses are required for all maintenance on U.S.-registered aircraft (private and commercial) including all scheduled and charter airlines. ATA, Federal Express and United Airlines have maintenance facilities at Indianapolis International Airport. These airlines should provide substantial demand for future graduates of the Airframe and Power Plant School.

                ExecuJet. ExecuJet provides executive air charter services using a Citation jet aircraft, as well as Bell 206B JetRanger III and Aerospatiale 355F2 helicopters. ExecuJet's customers include corporations and individuals requiring high-quality, private air transportation.

                The Company acquired the aircraft used by ExecuJet to provide ATA with a prompt means to deliver crews, mechanics and spare parts to its aircraft when reasonable alternatives do not otherwise exist. The Company formed ExecuJet in order to utilize more fully these aircraft. ExecuJet has expanded its client base to include the entertainment field and Fortune 500 companies as well as local corporate users.

                Amber Air Freight, Inc. Amber Air Freight, Inc., is a general partner in Amber Air Freight, an Indiana general partnership, with a third party that is the manager of the venture. Amber Air Freight markets the unused cargo capacity in ATA's scheduled and charter operations. Amber Air Freight's customers include freight transporters, such as freight forwarders and consolidators, some of whom do not require year-round scheduled service but that can rely on the seasonal patterns which charter airlines develop. Amber Air Freight also markets this service to other charter airlines.

                Insurance

                The Company carries types and amounts of insurance customary in the charter airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. Under the Company's current insurance policies, it will not be covered by such insurance when it flies, without the consent of its insurance provider, to the following countries:
                Afghanistan, Angola, Chad, Columbia, Iraq, Liberia, Libya, Peru, Somalia, Sudan, the area comprising the former Republic of Yugoslavia and Zaire. The Company does not consider the inability to operate into or out of any of these countries to be a significant limitation on its business. The Company will support certain U.S. government operations in areas where its insurance policy does not provide coverage for losses when the U.S. government provides sufficient replacement insurance coverage.

                Employees

                As of December 31, 1996, the Company had approximately 4,435 employees. In June of 1991, the Company's flight attendants elected the Association of Flight Attendants ("AFA"') as their representative. In December 1994, the flight attendants ratified a four-year collective agreement. In June of 1993, the Company's cockpit crews elected the International Brotherhood of Teamsters ("IBT") as their representative. In September of 1996, following three years of negotiation, a four-year collective agreement was ratified by the cockpit crews.

                The Company believes that its relations with its employees are good. However, the existence of a significant dispute with any sizable number of its employees could have a material adverse effect on the Company's operations.

                Competition

                The Company competes in a number of different markets because it offers different products and services, and the nature and intensity of such competition varies from market to market. In marketing its charter and scheduled airline services, the Company emphasizes its ability to provide a simplified product designed to meet the primary needs of leisure travelers. This includes offering low fares, nonstop or direct flights from the customer's city of origin and in-flight services that are comparable to standard coach service on scheduled airlines. By offering air travel products that can be tailored to meet the particular needs of its customers, particularly independent tour operators, the Company believes it is able to differentiate itself from most major scheduled airlines, whose principal focus is on frequent scheduled service on established routes, as well as from smaller charter airlines, which often do not have comparably diverse fleets or the ability to provide similar support or customization.

                In the United States, there are few barriers to entry into the airline business, apart from the need for certain government licenses and the need for and availability of financing, particularly for those seeking to operate on a small scale with limited infrastructure and other support systems. As a result, the Company may face increased competition from start-up airlines in selected markets from time to time. In the leisure travel market, the Company's principal business, the competition for airline passengers is significant. The Company competes with both scheduled and charter airlines, both in the U.S. and internationally. The Company generally competes on the basis of price, distribution effectiveness, availability of equipment, quality of service and convenience.

                Competition from Scheduled Airlines

                The Company competes against U.S., European and Mexican scheduled airlines, most of which are significantly larger than the Company and many of which have greater access to capital than the Company. These airlines compete for leisure travel customers in a variety of ways, including wholesaling to tour operators discounted seats on scheduled flights, promoting prepackaged tours to travel agents for sale to retail customers and selling discounted, excursion airfare-only products to the public. As a result, all charter airlines, including the Company, generally are required to compete for customers against the lowest revenue-generating seats of the scheduled airlines.

                Charter airlines generally have a lower cost structure than most scheduled airlines. The major scheduled airlines typically incur higher costs related to labor, marketing, reservation systems and airport facilities, among other items. Because of their cost structures, the scheduled airlines generally do not compete directly with charter airlines on a price basis. However, during periods of dramatic fare cuts by the scheduled airlines, the Company is forced to compete against these deeply discounted seats. The scheduled airlines do compete with charter airlines by selling excess capacity to tour operators and consolidators at bulk rates and also selling charter services on a limited basis.

                The Company's charter service also competes against the scheduled airlines on the basis of convenience and quality of
                service.   As  the   U.S.   scheduled   airline   industry   has
                consolidated, the traffic patterns have evolved into what is commonly referred to as the 'hub-and-spoke' system. Partially as a result of the creation of numerous hub-and-spoke route systems, many smaller cities are not served by direct or nonstop flights to leisure destinations, and many secondary leisure destinations do not receive direct or nonstop service from more than a few major U.S. cities. The Company, through tour operators, targets these markets by offering nonstop service to leisure destinations on a limited-frequency basis designed to appeal to the leisure traveler and to provide relatively high load factors. The Company believes that a significant amount of its charter flights provide nonstop convenience to destinations not available to passengers through scheduled airlines.

                The Company competes directly with several scheduled airlines on certain leisure routes, particularly in the Indianapolis, Chicago-Midway and Milwaukee markets. Although several airlines serve these markets, historically, the Company has been able to compete successfully for the leisure customer. The Company is continually evaluating these markets for their future potential.

                Competition from Charter Airlines

                In addition to competing with the major domestic, European and Mexican scheduled airlines, the Company also faces competition in the U.S. from two smaller U.S. charter airlines. This is the lowest number of charter carriers competing for business in many years, a situation that could promote additional entries into the charter market. In Europe, the Company competes with several large European charter airlines, many of which are part of entities which also own tour operators and travel agencies or scheduled airlines. To date, the Company has been able to compete successfully against both the U.S. and European charter airlines. In the case of the European charter airlines, the Company believes that its success has been primarily due to the higher operating costs of such European airlines. In Mexico, the Company competes against several Mexican charter airlines operating charters between the U.S. and Mexico.

                Based upon bilateral aviation agreements between the U.S. and other nations, and, in the absence of such agreements, comity and reciprocity principles, the Company, as a charter carrier, is generally not restricted as to the number or frequency of its flights to and from most destinations in Europe. However, these agreements generally restrict the Company to the carriage of passengers and cargo on flights which either originate in the U.S. and terminate in a single European nation, or which originate in a single European nation and terminate in the U.S. Proposals for any additional charter service must generally be specifically approved by the civil aeronautics authorities in the relevant countries. Approval of such a proposal is typically based on considerations of comity and reciprocity and cannot be guaranteed.

                Regulation

                The Company is an air carrier subject to the jurisdiction of and regulation by the DOT and the FAA. The DOT is primarily responsible for regulating consumer protection and other economic issues affecting air services and determining a carrier's fitness to engage in air transportation. In 1981, the Company was granted a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The Company is also subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate to specific airports using specified equipment. All of the Company's aircraft must have and maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air carrier operating certificate under Part 121 of the Federal Aviation Regulations.

                The Company believes it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company.

                The FAA has issued a series of Airworthiness Directives under its "Aging Aircraft" program which are applicable to the Company's Lockheed L-1011 and Boeing 727-200 aircraft. The Company does not currently expect the future cost of these directives to be material.

                Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through its cargo affiliate. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the
                Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. The Commerce Department also regulates the export and reexport of the Company's U.S.-manufactured aircraft and equipment.

                In addition to various Federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a "Passenger Facility Charge" of up to $3.00 generally payable by each passenger departing from the airport. This charge must be collected from passengers by transporting air carriers, such as ATA, and must be remitted to the applicable airport authority. Airport operators must obtain approval of the FAA before they may implement a Passenger Facility Charge.

                Environmental Matters

                Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. These regulations require that the Company achieve a 55% Stage 3 fleet by December 31, 1994, a 65% Stage 3 fleet by December 31, 1996, and a 75% Stage 3 fleet by December 31, 1998. In general, the Company would be prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 1996, 65% of the Company's fleet met Stage 3 requirements.

                In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards.

                The Company maintains on its property in Indiana two underground storage tanks which certain quantities of deicing fluid and emergency generator fuel. These tanks are subject to various EPA and State of Indiana regulations. The Company believes it is in substantial compliance with applicable regulatory requirements with respect to these storage facilities.

                At its aircraft line maintenance facilities, the Company uses materials which are regulated as hazardous under Federal, state and local law. The Company maintains programs to protect the safety of its employees who use these materials and to manage and dispose of any waste generated by the use of these materials, and believes that it is in substantial compliance with all applicable laws and regulations.


Item 2.         Properties

                The Company leases three adjacent office buildings in Indianapolis, consisting of approximately 136,000 square feet. These buildings are located approximately one mile from the Indianapolis International Airport and are used for headquarters staff and for the operation of the Indianapolis reservations center.

                The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 120,000 square foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. The Indianapolis Maintenance and Engineering Center is an FAA-certificated repair station and has the capability to perform routine, as well as non-routine, maintenance on the Company's aircraft.

                In 1995, the Company completed the lease of Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. With the reduction in scheduled service in 1996, the Company is reconsidering the option for the use of this hangar.

                Also in 1995, the Company relocated and expanded its Chicago area reservations unit to an 18,700 square foot facility located near Chicago's O'Hare Airport. This new property is expected to accommodate the Company's scheduled service into the foreseeable future.

                At December 31, 1996, the Company operated a fleet of 45 aircraft. Two additional Lockheed L-1011 aircraft, not currently on the Company's operating certificate, were also subject to operating leases at the end of 1996. The following table summarizes the ownership, lease term (where applicable), standard seating configuration, and Stage 2/Stage 3 noise characteristics of each aircraft operated by the Company as of the end of 1996.


                Aircraft                              Owned/Leased       Lease Expiration        Seats          Stage
                                                                           (month/year)
                ---------------------------------- -------------------- -------------------- --------------- ------------
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-100                      Leased               06/2000             362             3
                Lockheed L-1011-100                      Leased               03/2001             362             3
                Boeing 727-200ADV                         Owned                 n/a               173             3
                Boeing 727-200ADV                        Leased               09/2002             173             3
                Boeing 727-200ADV                        Leased               12/1997             173             2
                Boeing 727-200ADV                        Leased               12/1997             173             2
                Boeing 727-200ADV                        Leased               03/1998             173             2
                Boeing 727-200ADV                        Leased               11/1998             173             2
                Boeing 727-200ADV                        Leased               11/1998             173             2
                Boeing 727-200ADV                        Leased               11/1998             173             2
                Boeing 727-200ADV                        Leased               01/1999             173             2
                Boeing 727-200ADV                        Leased               12/1999             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               12/2001             173             3
                Boeing 727-200ADV                        Leased               03/2002             173             3
                Boeing 727-200ADV                        Leased               05/2002             173             3
                Boeing 727-200ADV                        Leased               08/2002             173             3
                Boeing 727-200ADV                        Leased               11/2002             173             3
                Boeing 727-200ADV                        Leased               11/2002             173             3
                Boeing 757-2Q8                           Leased               03/1997             216             3
                Boeing 757-23N                           Leased               10/1997             216             3
                Boeing 757-2Q8                           Leased               05/2002             216             3
                Boeing 757-23N                           Leased               04/2008             216             3
                Boeing 757-23N                           Leased               12/2010             216             3
                Boeing 757-23N                           Leased               06/2014             216             3
                Boeing 757-28AER                         Leased               03/2015             216             3


Item 3.   Legal Proceedings

          Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. The majority of these suits are covered by insurance. In the opinion of management, the resolution of these claims will not have a material adverse effect on the business, operating results or financial condition of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.


Part II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

          The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AMTR." The Company had 371 registered shareholders at December 31, 1996.

                                                                               Year Ended December 31, 1996
           Market Prices of Common Stock                          High                    Low                     Close
                                                              --------------       -------------------       -----------------
           First quarter                                         13-1/4                  11-5/8                   11-3/4
           Second quarter                                        12-3/8                  8-1/4                    8-1/4
           Third quarter                                          9-1/4                  6-3/4                    8-3/4
           Fourth quarter                                         8-3/4                  6-5/8                      7


          No dividends have been paid on the Company's common stock since becoming publicly held.

                                                           - 45 -

 - (Unaudited)cted Financial Data

           The financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes.

                                                               Amtran, Inc.
                                                             Five-Year Summary
                                                          Year Ended December 31,
               ---------------------------------------------------------------------------------------------------------------
                                                               1996          1995         1994        1993         1992
               (In thousands, except per share data and
               ratios)
               ---------------------------------------------------------------------------------------------------------------

               Statement of Operations Data:
                   Operating revenues                         $  750,851    $  715,009  $  580,522  $  467,909     $  421,790
                   Operating expenses                            786,907       697,073     572,107     461,289        419,198
                   Operating income (loss)                      (36,056)        17,936       8,415       6,620          2,592
                   Income (loss) before taxes                   (39,581)        14,653       5,879       3,866        (2,643)
                   Net income (loss)                            (26,674)         8,524       3,486       3,035        (2,140)
                   Net income (loss) per share (1)                (2.31)          0.74        0.30        0.28         (0.24)

               Balance Sheet Data:
                   Property and equipment, net                $  224,540    $  240,768  $  223,104  $  172,244     $  166,882
                   Total assets                                  370,287       413,137     346,288     269,830        239,029
                   Total debt                                    150,057       138,247     118,106      79,332         87,949
                   Shareholders' equity                           54,744        81,185      72,753      69,941         32,469
                   Ratio of total debt  to shareholders'
                     equity                                                                   1.62        1.13           2.71
                   Ratio of total liabilities to                    2.74          1.70
                   shareholders'                                                              3.76        2.86           6.36
                     equity                                         5.76          4.09
               Selected Operating Statistics for
               Consolidated Passenger Services:
                   Revenue passengers carried (thousands)        5,680.5       5,368.2     4,237.9     2,971.8        2,658.0
                   Revenue passenger miles (millions)            9,172.4       8,907.7     7,158.8     5,593.5        5,547.1
                   Available seat miles (millions)              13,295.5      12,521.4    10,443.1     8,232.5        7,521.2
                   Passenger load factor                           69.0%         71.1%       68.6%       67.9%          73.8%




              (1) Net income (loss) per share is based on the weighted number of common shares outstanding during the period. Amounts have been restated to reflect a 1-for-8 stock dividend in March 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

During 1996, the Company incurred operating and net losses of $(36.1) million and $(26.7) million, respectively, as compared to operating and net income of $17.9 million and $8.5 million in 1995. As discussed in more detail below, the losses in 1996 reflected a number of factors, including (i) a significant increase in competition from larger carriers in the scheduled service markets served by the Company, (ii) the effects of the ValuJet accident in Florida that occurred at the same time as a decompression incident on one of the Company's flights, (iii) a significant increase in fuel prices, (iv) a Federal excise tax on jet fuel that became effective on October 1, 1995, and (v) certain charges in the third and fourth quarters of 1996 relating to fleet restructuring. The Company believes that competition will remain intense for the foreseeable future on many of the routes where the Company has provided scheduled service. As a result, and as described further below, beginning in August 1996, the Company significantly reduced its scheduled service operations and completed a reduction in its overall fleet size in order to concentrate on its charter operations, which may produce as much as two-thirds of the Company's operating revenues in 1997.


Restructuring of Scheduled Service Operations and Fleet Types

Beginning in May 1996, and continuing into the third quarter, the Company undertook a detailed study of the profitability of its scheduled service, military and tour operator business segments. This analysis initially covered the six quarters ended June 30, 1996, and disclosed that a significant number of scheduled service markets being served by the Company had become increasingly unprofitable. Although some markets had been unprofitable during 1995, a more significant deterioration in profitability in Boston, intra-Florida and certain other markets occurred during late 1995 and the first half of 1996. This analysis also showed that the Company's charter and military operations were generally profitable during the same periods, although results from these operations in 1996 were also adversely affected by some of the factors that affected scheduled service.

The  Company   believes  that  several  key  factors  had   contributed  to  the
deteriorating profitability of scheduled service over these time periods. Beginning in January 1996, a growing amount of low-fare competition entered Boston-Florida and midwest-Florida markets, which increased total capacity in these markets and decreased the average fares earned by the Company. Operating revenues in all scheduled service markets were further adversely affected by the ValuJet accident in Florida on May 11, which was followed on May 12 by a decompression incident on one of the Company's own flights. These events focused significant negative media attention on airline safety and on low-fare carriers in particular. In spite of the Company's excellent safety record over almost a quarter century of operation, during which no serious injuries or fatalities had ever occurred, the Company estimates that it lost significant scheduled service revenues in the second and third quarters of 1996 from canceled reservations, and reservations which were never received. Additionally, effective October 1, 1995, the Company became subject to a Federal excise tax on jet fuel consumed in domestic use which added approximately 3.5 cents to the average cost of each gallon of jet fuel. During 1996, the market price (excluding tax) of jet fuel also increased significantly as compared to prices paid in comparable 1995 periods, largely due to tight jet fuel inventories relative to demand throughout this period. These trends continued and, as discussed below, intensified in certain respects in the fourth quarter of 1996. Moreover, the Company believes that intense competitive pressures from larger carriers will continue for the foreseeable future on many of the routes served by the Company's scheduled service operations.

On August 26, the Company announced a significant reduction in scheduled service business. More than one-third of scheduled service departures and ASMs were included in this schedule reduction. Boston operations and intra-Florida flights were completely eliminated. Other selected markets from Indianapolis, Chicago-Midway and Milwaukee were also exited completely or were reduced in frequency. Exited operations ended between September 4 and December 2. The Company continues to evaluate its scheduled service operations and may further reduce or potentially restore some of its scheduled operations.

In association with its schedule reduction, the Company announced a reduction in force of 15%. A significant portion of this reduction in force was accomplished through furloughs of cockpit and cabin crews, with the remainder consisting of reductions in base station and administrative staff. Maintenance staff reductions were accomplished primarily through the reduction of base and line maintenance contract labor. This reduction commenced during September and resulted in the recognition of $135,000 in severance expense for the third quarter of 1996, and $48,000 in additional severance expense for the fourth quarter of 1996.

A separate aspect of the Company's 1996 study of business segment profitability was directed toward the relative economics of the Company's three aircraft fleet types as they were being used in scheduled service, charter and military flying. Although all fleet types were being used profitably in some operations, the Company determined that in many scheduled service markets the Boeing 727-200 was a more profitable alternative aircraft than the Boeing 757-200. As a result, on July 29, 1996, the Company entered into a Letter of Intent with a major lessor to reduce the Company's Boeing 757-200 fleet by five units, and in the fourth quarter of 1996 the Company entered into an additional transaction with the same lessor to further reduce the number of Boeing 757-200 aircraft by two units. These transactions were completed by December 16, 1996, and reduced the Company's fleet of Boeing 757-200 aircraft as of the end of 1996 from a previously planned thirteen units to seven actual units. In addition, these transactions eliminated all Pratt-&-Whitney-powered Boeing 757-200 aircraft from the Company's fleet, which became solely Rolls-Royce-powered by the end of 1996.

In addition to the adjustments to the Company's Boeing 757-200 fleet, the reduction in existing scheduled service operations resulted in the reallocation of five Boeing 727-200 aircraft to alternative uses in the fourth quarter of 1996. These aircraft were used to meet additional charter demand and to increase scheduled service flights in several markets which the Company continues to serve. Two Lockheed L-1011 aircraft which were used for seasonal scheduled service to Ireland during the summer of 1996 were returned to charter operations in the fourth quarter of 1996.

In 1996, the Company recorded a $4.5 million loss on disposal of assets associated with Boeing 757-200 aircraft (see Disposal of Assets).


Results of Operations

The Company's operating revenues increased 5.0% to $750.9 million in 1996, as compared to $715.0 million in 1995. Operating revenues for 1996 were 5.65 cents per ASM, a reduction of 1.1% from 5.71 cents per ASM in 1995. Between these same periods, ASMs increased 6.2% to 13.30 billion from 12.52 billion, RPMs increased 2.9% to 9.17 billion from 8.91 billion, and passenger load factor declined to 69.0% as compared to 71.1%. The yield on revenues in 1996 increased 2.1% to 8.19 cents per RPM, as compared to 8.02 cents per RPM in 1995. Total passengers boarded increased 5.8% to 5.68 million in 1996, as compared to 5.37 million in 1995, and total departures increased 8.4% to 46,400 from 42,800 in the same comparable periods.

The Company's operating revenues increased 23.2% to $715.0 million in 1995, as compared to $580.5 million in 1994. Operating revenues for 1995 were 5.71 cents per ASM, an increase of 2.7% from 5.56 cents per ASM in 1994. Between these same periods, ASMs increased 19.9% to 12.52 billion from 10.44 billion, RPMs increased 24.4% to 8.91 billion from 7.16 billion, and passenger load factor increased to 71.1% as compared to 68.6%. The yield on revenues in 1995 declined 1.1% to 8.02 cents per RPM, as compared to 8.11 cents per RPM in 1994. Total passengers boarded increased 26.7% to 5.37 million in 1995, as compared to 4.24 million in 1994, and total departures increased 23.3% to 42,800 from 34,700 in the same comparable periods.

Operating expenses increased 12.9% to $786.9 million in 1996, as compared to $697.1 million in 1995, and operating expenses increased 21.8% to $697.1 million in 1995, as compared to $572.1 million in 1994. Operating expenses per ASM increased 6.5% to 5.92 cents in 1996, as compared to 5.56 cents in 1995, while operating expenses per ASM increased 1.5% to 5.56 cents in 1995, as compared to
5.48 cents in 1994.

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                                  Cents Per ASM
                                                                             Year Ended December 31,
                                                                   1996                 1995                1994

Operating revenues:                                                5.65                 5.71                5.56

Operating expenses:
    Salaries, wages and benefits                                   1.23                 1.13                1.09
    Fuel and oil                                                   1.21                 1.03                1.02
    Handling, landing and navigation fees                          0.53                 0.59                0.58
    Aircraft rentals                                               0.49                 0.44                0.46
    Depreciation and amortization                                  0.47                 0.45                0.44
    Aircraft maintenance, materials and repairs                    0.42                 0.44                0.44
    Crew and other employee travel                                 0.27                 0.25                0.25
    Passenger service                                              0.25                 0.28                0.29
    Commissions                                                    0.20                 0.20                0.17
    Ground package cost                                            0.14                 0.13                0.14
    Other selling expenses                                         0.13                 0.12                0.08
    Advertising                                                    0.08                 0.07                0.07
     Facility and other rents                                      0.07                 0.06                0.05
    Disposal of assets                                             0.03                    -                   -
    Other operating expenses                                       0.40                 0.37                0.40
        Total operating expenses                                   5.92                 5.56                5.48

    Operating income (loss)                                       (0.27)                0.15                0.08


    ASMs (in thousands)                                         13,295,505           12,521,405          10,443,123



Year Ended December 31, 1996, Versus Year Ended December 31, 1995


Operating Revenues

Total operating revenues in 1996 increased 5.0% to $750.9 million from $715.0 million in 1995. This increase was due to a $24.5 million increase in scheduled service revenues, a $3.5 million increase in charter revenues, a $1.9 million increase in ground package revenues, and a $6.0 million increase in other revenues.

Scheduled Service Revenues. Scheduled service revenues in 1996 increased 6.8% to $386.5 million from $362.0 million in 1995. Scheduled service revenues comprised 51.5% of total operating revenues in 1996, as compared to 50.6% of operating revenues in 1995. Scheduled service RPMs increased 5.2% to 4.918 billion from
4.673 billion, while ASMs increased 10.6% to 7.305 billion from 6.605 billion, resulting in a reduction in passenger load factor to 67.3% in 1996 from 70.9% in 1995. Yield on scheduled service in 1996 increased 1.4% to 7.86 cents per RPM from 7.75 cents per RPM in 1995. Scheduled service departures in 1996 increased 14.1% to 31,467 from 27,573 in 1995, while passengers boarded increased 7.5% over such period to 3,551,141, as compared to 3,304,369.

During the second and third quarters of 1996, and prior to the restructuring of scheduled service operations as further described below, the Company added direct or connecting flights through the Company's four major domestic cities of Indianapolis, Chicago-Midway, Milwaukee and Boston to west-coast and Florida markets already being served. New seasonal scheduled service was also operated during the summer months from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service was also added to San Diego, California, in the second quarter of 1996. Second and third quarter 1995 scheduled service in St. Louis was discontinued in August 1995.

In association with the restructuring of the Company's scheduled service operations, a significant reduction in scheduled service was announced on August
26. Between September 4 and December 2, 1996, more than one-third of the scheduled service capacity operating during the 1996 summer months was eliminated. All scheduled service flights to and from Boston were eliminated by December 2, 1996, including service to West Palm Beach, San Juan, Montego Bay, St. Petersburg, Las Vegas, Orlando and Ft. Lauderdale. Intra-Florida services connecting the cities of Ft. Lauderdale, Orlando, Miami, Sarasota, St. Petersburg and Ft. Myers were eliminated as of October 27, 1996. Other selected services from Indianapolis, Chicago-Midway and Milwaukee to Florida and to west-coast destinations were also reduced or eliminated by October 27, 1996. The Company's scheduled service between Chicago-Midway and the cities of Indianapolis and Milwaukee was replaced with a code share agreement with Chicago Express on October 27, 1996. In association with this service reduction, all scheduled service ceased at Seattle, Grand Cayman, West Palm Beach, Montego Bay, Miami and San Diego.

After this scheduled service reduction, the Company's core scheduled service flying included flights between Chicago-Midway and five Florida cities, Las Vegas, Phoenix, Los Angeles and San Francisco; Indianapolis to four Florida cities, Las Vegas and Cancun; Milwaukee to three Florida cities; Hawaii service to San Francisco, Los Angeles and Phoenix; and service between Orlando and San Juan and Nassau.

The Company's strategy for restructuring scheduled service operations in the manner described above is to eliminate service in unprofitable scheduled service markets, to enhance the profit potential of remaining scheduled service markets, to reallocate aircraft to alternative operations and to dispose of surplus aircraft. Through this process, the Company intends to strengthen its competitive position and to improve both passenger load factors and yields in remaining scheduled service operations. Based upon the Company's analysis of scheduled service profitability through the final months of 1996, it has determined that the performance of this operation improved in December as compared to August, which was the last full month of scheduled service operations conducted prior to the implementation of the restructuring plan. In addition, the Company has noted early in the first quarter of 1997 that scheduled service bookings, passenger load factors and yields are all performing better than they did early in the first quarter of 1996. The Company will continue to evaluate the profit and loss performance of scheduled service during 1997, and the Company may take further steps to restructure this operation.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators and from the United States military. Total charter revenues increased 1.1% to $310.6 million in 1996, as compared to $307.1 million in 1995. Charter revenue growth, prior to scheduled service restructuring in late 1996, was constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September 1996.

The analysis of profitability by business component which was performed by the Company for the six quarters ended June 30, 1996, disclosed that both military and tour operator components had produced consistent profits over the period studied. The Company's Lockheed L-1011 fleet performed well in a charter environment based upon relatively low frequency of operation and high passenger load factors, and the Boeing 757-200 performed well in the military business component while the Boeing 727-200 worked well with certain tour operators. The Company began to implement strategies to improve the financial performance of charter operations in the third and fourth quarters of 1996, and both tour operator and military flying are expected to play a role of growing significance in the Company's future business operations.

Charter revenues derived from independent tour operators (including the Ambassadair Travel Club) decreased 1.4% to $226.4 million in 1996, as compared to $229.5 million in 1995. Tour operator revenues comprised 30.2% of operating revenues in 1996, as compared to 32.1% of operating revenues in 1995. Tour operator ASMs decreased 2.0% to 4.363 billion from 4.450 billion and the revenue per ASM (RASM) on tour operator revenues in 1996 increased 0.6% to 5.19 cents, as compared to 5.16 cents in 1995. Tour operator passengers boarded increased 0.8% to 1,854,262 in 1996, as compared to 1,839,386 in 1995, and tour operator departures decreased 3.6% to 10,920 in 1996, as compared to 11,324 in 1995.

The Company operates in two principal components of the tour operator business, known as "track charter" and "specialty charter". The larger track charter business component is generally comprised of repetitive domestic and international flights between designated city pairs, which support high passenger load factor and low frequency rotations marketed through tour operators, and which provide value-priced and convenient non stop service to these vacation destinations. The track charter business component allows the Company to attain reasonable levels of aircraft and crew utilization and often provides significant protection to the Company from fuel price increases through the use of fuel escalation reimbursement clauses. The Company's analysis of profitability for track charter operations in 1996 and 1995, however, disclosed only modest average profit margins for those periods. During the late 1996 restructuring of scheduled service operations, therefore, the Company also sought to negotiate changes in existing track charter contracts to provide better profit performance for this business segment. Although some tour operators were not able to maintain existing programs with the Company under required economics, other tour operators, and new tour operators, have agreed to new contracts under which the Company expects to improve track charter profit performance in future periods. These new agreements generally become effective for the spring and summer of 1997.

Specialty charter flying is a product which is highly customized to the requirements of the buyer, but is generally operated with much lower frequency than track charter. For example, the Company operates an increasing number of "around the world" trips in all-first-class configuration for certain corporate clients. The Company's profitability analysis for 1996 and 1995 disclosed that specialty charter contracts provided a superior profit margin when compared to track charter, even though these operations were cost-disadvantaged by a lower achievable utilization rate for aircraft and crews. In order to leverage these attractive margins, the Company has increased the number of specialty charter contracts in its business mix for 1997 and continues to aggressively seek these relationships with potential clients by marketing the Company's unique ability to package and deliver highly specialized products to customers with particular requirements.

The Company believes that improved track charter economics, combined with expanded high-margin specialty charter programs, offer a unique opportunity to the Company to improve the overall financial performance of this business segment in 1997 and future years.

Charter revenues derived from the U.S. military increased 8.6% to $84.2 million in 1996, as compared to $77.5 million in 1995. Military revenues comprised 11.2% of total operating revenues in 1996, as compared to 10.8% of total operating revenues in 1995. U.S. military ASMs increased 4.3% to 1.442 billion from
1.382  billion.  The RASM on U.S.  military revenues  in 1996  increased 4.1% to
5.84 cents as compared to 5.61 cents in 1995. U.S. military passengers boarded decreased 6.6% to 185,575 in 1996, as compared to 198,711 in 1995, and U.S. military departures decreased 8.1% to 3,414 in 1996, as compared to 3,713 in 1995.

The Company's 1996 and 1995 profitability analysis of the military business disclosed that although this operation was generally profitable, more attractive margins were available from the use of the Boeing 757-200 aircraft in certain military rotations, principally as a result of the lower operating cost of this aircraft type as compared to alternative aircraft types in similar applications. The Company believes that the U.S. military often prefers the Boeing 757-200 aircraft for its smaller capacity and longer range when used to maintain existing frequencies to foreign military bases with reduced troop deployments. The Company also believes that its Boeing 757-200 fleet is competitively advantaged by its FAA certification to operate with 180-minute ETOPS, which enhances opportunities for the Company to obtain awards of certain long-range military missions over water.

As a result of these factors, for the military contract year ending September 30, 1997, the Company has committed four of its seven remaining Boeing 757-200 aircraft to the military business, while the other three Boeing 757-200 aircraft are deployed to mission-specific uses within scheduled service.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues increased 9.3% to $22.3 million in 1996, as compared to $20.4 million in 1995.

The Company's 24-year-old Ambassadair Travel Club offers hundreds of choices of tour-guide-accompanied vacation packages to its approximately 39,000 individual and family members annually. In 1996, total packages sold increased 2.4% as compared to 1995, and the average price of each ground package sold increased 18.0% as compared to the prior year.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States and to selected Mexico and Caribbean destinations. These packages are marketed through travel agents, as well as directly by the Company's own reservation centers. During 1996, the number of ground packages sold increased 21.8% as compared to 1995, but the average price of each ground package sold decreased 16.9% as compared to the prior year.

The average price paid to the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions with other air carriers offering similar products in the Company's markets. Some ATA Vacations markets have experienced price reductions in 1996 due to intense price competition. The average gross margin on ATA Vacations ground packages sold in 1996 declined to 21.6% as compared to 26.6% in 1995, while the average gross margin on Ambassadair Travel Club ground package sales declined to 14.5% in 1996, as compared to 15.9% in the prior year.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 23.5% to $31.5 million in 1996, as compared to $25.5 million in 1995. Approximately $3.8 million of the revenue increase between years was attributable to an increase in the number of block hours of substitute service provided by the Company to other airlines. A substitute service agreement typically provides for the Company to operate an aircraft with its own crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The remaining increase in other revenues between periods was primarily due to revenue growth in several of the Company's affiliated businesses.


Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and Federal taxes. Salaries, wages and benefits expense for 1996 increased 16.2% to $164.0 million from $141.1 million in 1995. Approximately $15.9 million of the increase in 1996 was attributable to the addition of cockpit and cabin crews, reservations agents, base station staff and maintenance staff to support the Company's growth in capacity between periods, and approximately $3.6 million of the increase was attributable to the related growth in employee benefits costs. Average Company full-time-equivalent employees increased by 11.7% in 1996 as compared to the prior year, although the reduction-in-force implemented in late 1996 resulted in approximately 6.1% fewer full-time-equivalent employees in the fourth quarter of 1996 as compared to the fourth quarter of 1995. The Company substantially completed this reduction in force in the fourth quarter of 1996, and recorded $183,000 in related severance costs in 1996.

Salaries, wages and benefits expense in 1996 was 1.23 cents per ASM, an increase of 8.8% from a cost of 1.13 cents per ASM in 1995. The cost per ASM increased partially as a result of a 3.4% increase in the average rate of pay for the Company's employees as compared to the prior year. In addition, the Company has increased employment in several maintenance and base station locations in lieu of continuing the use of third-party contractors, as it believes it can provide more reliable operations and better customer service at a lower total cost by using its own employees in these selected locations. The Company has experienced related savings in the expense lines of handling, landing and navigation fees, and in aircraft maintenance, materials and repairs, as further described in those following sections.

In December 1994, the Company implemented a four-year collective bargaining agreement with its flight attendants, which was the first of the Company's labor groups to elect union representation. An additional four-year collective bargaining agreement was ratified by the Company's cockpit crews on September 23, 1996. The pay-related terms of the new cockpit crew agreement were implemented retroactively to August 6, 1996, including, among other things, a rate increase of approximately 7.5% to cockpit crew pay scales for the first year of the new contract.

Fuel and Oil. Fuel and oil expense for 1996 increased 24.4% to $161.2 million from $129.6 million in 1995, due to an increase in fuel consumed to operate the Company's expanded block hours of flying, an increase in the average price paid per gallon of fuel consumed and the imposition of a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use effective October 1, 1995.

During 1996, the Company consumed 7.4% more gallons of jet fuel for flying operations and flew 9.4% more block hours than in 1995, which accounted for approximately $9.1 million in additional fuel and oil expense between years (excluding price and tax changes). The growth in gallons of fuel consumed was lower than the growth in block hours flown between years due to a change in the mix of block hours flown by fleet type. Of greatest significance was the 4.1% reduction of total block hours flown by the Lockheed L-1011 fleet between periods, since the fuel burn per block hour for this wide-body aircraft is approximately twice as high as the burn rates for the Company's other fleet types.

During 1996, the Company's average price paid per gallon of fuel consumed (excluding the excise tax described in the following paragraph) increased by 12.8% as compared to 1995. Fuel price increases paid by the Company reflected generally tighter supply conditions for aviation fuel, which persisted throughout most of 1996 as compared to the prior year. The Company estimates that the year-over-year increase in average price paid for jet fuel resulted in approximately $16.1 million in additional fuel and oil expense between periods.

On October 1, 1995, the Company became subject to a 4.3-cent-per-gallon excise tax on jet fuel consumed for domestic use by commercial air carriers. The effect of this tax in the first three quarters of 1996, as compared to the first three quarters of 1995, was to increase the Company's cost of jet fuel by approximately $6.4 million.

Fuel and oil expense for 1996 was 1.21 cents per ASM, an increase of 17.5% as compared to 1.03 cents per ASM in 1995. The increase in the cost per ASM of fuel and oil expense was primarily a result of higher prices and the new excise tax, partially offset by the expanded use of the more fuel efficient twin-engine Boeing 757-200 aircraft in the Company's fleet. During 1996, the Company's
Boeing 757-200 aircraft accounted for 29.4% of total block hours flown, as compared to 27.8% of total block hours flown in 1995. Due to the reduction of the Company's Boeing 757-200 fleet in late 1996, the Company's mix of block hours flown in future years is expected to reflect a lower proportion of fuel-efficient Boeing 757-200 block hours, and a higher proportion of the less-fuel-efficient Boeing 727-200 and Lockheed L-1011 fleet types.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security and baggage where the Company elects to use third-party contract services in lieu of its own employees. Air navigation fees are assessed when the Company's aircraft fly over certain foreign airspace. Handling, landing and navigation fees decreased by 6.1% to $70.1 million in 1996, as compared to $74.4 million in 1995. During 1996, the average cost per system departure for third-party aircraft handling declined 15.0% as compared to the prior year, and the average cost of landing fees per system departure decreased 12.2% between the same periods.

Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served as well as the fleet composition of departing aircraft. On average, these costs for narrow-body aircraft are less than for wide-body aircraft, and the average costs at domestic U.S. airports are less than the average costs at most foreign airports. In 1996, 80.6% of the Company's departures were operated with narrow-body aircraft, as compared to 77.6% in 1995, and 81.1% of the Company's departures were from U.S. domestic locations, as compared to 79.6% in 1995.

Handling costs also vary from period to period according to decisions made by the Company to use third-party handling services at some airports in lieu of using the Company's own employees. During 1996, the Company implemented a policy of "self-handling" at four domestic U.S. airports with significant operations, which had been substantially handled using third-party contractors in the prior year. This change resulted in lower absolute third-party handling costs for these locations and contributed to lower system average contract handling costs per departure for 1996, as compared to 1995. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in "Salaries, Wages and Benefits".

The cost per ASM for handling,  landing and navigation  fees decreased  11.3% to
0.53 cents in 1996 from 0.59 cents in 1995.

Aircraft Rentals. Aircraft rentals expense for 1996 increased 17.4% to $65.4 million from $55.7 million in 1995. This increase was attributable to continued growth in the size of the Company's leased aircraft fleet, although the Company significantly reduced the size of its Boeing 757-200 fleet in the fourth quarter of 1996, as is more fully described in "Disposal of Assets".

The addition of three leased Boeing 757-200 aircraft in the first three quarters of 1996 resulted in approximately $10.6 million of increased aircraft rentals for that time period, as compared to the prior year. The subsequent reduction of this fleet type by a net four units (after including two new deliveries from the manufacturer in December 1996) resulted in a year-over-year fourth quarter reduction of aircraft rent expense of approximately $3.6 million. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's restructuring of scheduled service, based upon profitability analysis which disclosed that for some uses of the Boeing 757-200 in the Company's markets prior to restructuring, it was more profitable to substitute other aircraft with lower ownership costs.

Several additional Boeing 727-200 and Lockheed L-1011 aircraft leased in 1996 contributed $2.8 million and $0.5 million, respectively, in incremental aircraft rentals between years. Aircraft rentals expense was reduced by $0.7 million for the first four months of 1996, as compared to the prior year, due to the purchase of four Pratt & Whitney spare engines in May 1995, which had been previously leased. Due to the elimination of all Pratt-&-Whitney- powered Boeing 757-200 aircraft from the Company's fleet, the Company has reclassified these owned spare engines as "Assets Held for Sale" in the accompanying balance sheet, and is actively marketing these assets to users of Pratt-&-Whitney-powered aircraft.

Aircraft rentals expense for 1996 was 0.49 cents per ASM, an increase of 11.4% from 0.44 cents per ASM in 1995. The period-over-period increase in the size of the Boeing 757-200 fleet was a significant factor in this change, since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. With the reduction in the higher-ownership-cost Boeing 757-200 aircraft in late 1996, the Company anticipates that the cost per ASM produced by its leased aircraft fleet will be lower in future years than it was in 1996.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned Lockheed L-1011 airframes, engines and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense for 1996 increased 10.6% to $61.7 million from $55.8 million in 1995.

Depreciation expense attributable to owned airframes and engines, and other property and equipment owned by the Company, increased $2.9 million in 1996 as compared to the prior year. The Company increased its year-over-year ownership of engines and rotable aircraft components to support the expanding fleet, and increased its investment in computer equipment and furniture and fixtures. The Company also placed the West bay of the renovated Midway Hangar No. 2 into service in mid-1996 and incurred increased debt issue costs between years related to debt facility and aircraft lease negotiations completed in 1996.

Amortization of capitalized engine and airframe overhauls increased $1.9 million in 1996 as compared to the prior year, after including the offsetting amortization of approximately $1.0 million in associated manufacturers' credits. The increasing cost of overhaul amortization reflects the increase in the number of aircraft added to the Company's fleet and the increase in cycles and block hours flown between years. New aircraft introduced into the Company's fleet generally do not require airframe or engine overhauls until one or more years after first entering service. Therefore, the resulting amortization of these overhauls generally occurs on a delayed basis from the date the aircraft is placed into service. Accordingly, the Company anticipates that the average cost of engine and airframe amortization per block hour and cycle will increase in future years for all fleet types, as all aircraft receive their initial engine and airframe overhauls after being placed into service.

The cost of engine overhauls that become worthless due to early engine failures, and which cannot be economically repaired, is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $1.1 million between years. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization cost per ASM increased 4.4% to 0.47 cents in 1996, as compared to 0.45 cents in 1995.

Aircraft Maintenance, Materials and Repairs. This expense line includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 0.4% to $55.2 million in 1996, as compared to $55.4 million in 1995. The cost per ASM decreased by 4.8% to 0.42 cents in 1996, as compared to 0.44 cents in the prior year.

Although the cost of repairs for repairable and rotable components increased $3.8 million between periods, the cost of expendable parts consumed decreased $2.0 million, and the cost of parts loans and exchanges decreased $0.6 million. Aircraft maintenance, materials and repairs cost was also reduced by $0.8 million in 1996, as compared to 1995, due to a planned reduction in the use of third-party maintenance staff in favor of using more Company maintenance employees for both base and line maintenance activities. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost of the Company's maintenance, materials and repairs remained essentially unchanged in 1996, as contrasted to the 6.2% increase in ASMs between years, and the 9.4% increase in block hours. This favorable comparison is partly due to the significant expansion of the Company's fleet during 1996. When used aircraft are initially brought into the Company's fleet, the cost of maintenance, materials and repairs required to bridge that aircraft into the Company's maintenance program are capitalized. Such expenditures normally extend the available flying hours for that aircraft before routine heavy maintenance, materials and repairs expenses begin to be incurred, although those aircraft begin producing both ASMs and block hours immediately upon acquisition. The more favorable comparison to block hours between years is also indicative of the faster growth in the Company's twin-engine Boeing 757-200 fleet, which is composed of newer and more technologically advanced aircraft which require relatively less routine maintenance than the Company's older three-engine Lockheed L-1011 and Boeing 727-200 fleets. The Boeing 757-200 fleet accounted for 29.4% of block hours in 1996, as compared to 27.8% in 1995. Nevertheless, due to the reduction of the Company's Boeing 757-200 fleet in late 1996, the Company's mix of block hours flown in future years is expected to reflect a lower proportion of Boeing 757-200 block hours, and a higher proportion of block hours flown by the older three-engine Lockheed L-1011 and Boeing 727-200 fleets.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense, based upon the actual condition of the aircraft as each lease termination date approaches and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in 1996 were $1.1 million more than in 1995. This increase was primarily due to changes in the mix of aircraft leases and associated return conditions which became effective during 1996, offset by both the extensive restructuring of the Boeing 757-200 fleet and the sale/leaseback of six hushkitted Boeing 727-200 aircraft during 1996 under new lease terms and conditions.

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

The cost of crew and other employee travel increased 14.0% to $35.9 million in 1996, as compared to $31.5 million in 1995. During 1996, the Company increased its average full-time-equivalent crew head count by 4.1% as compared to the prior year, even though departures increased by 8.4% and block hours increased by 9.4% between periods. In the first quarter of 1996, the Company experienced crew shortages, which were exacerbated by severe winter weather, which caused significant flight delays, diversions and cancellations. The Company's crew complement in the third quarter of 1996 was again insufficient to effectively operate the flying schedule and resulted in more crew time being spent away from base during that quarter.

The cost per ASM for crew and other employee travel increased 8.0% to 0.27 cents in 1996, as compared to 0.25 cents in the prior year. This increase in unit cost was approximately equivalent to a 9.0% average increase in the cost per crew member of hotel, positioning and per diem expenses between years.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and headsets sold and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 1996 and 1995, catering represented 80.4% and 84.9%, respectively, of total passenger service expense.

The cost of passenger service decreased 6.0% in 1996 to $32.7 million, as compared to $34.8 million in 1995. Although total passengers boarded increased by 5.8% to 5.68 million in 1996, as compared to 5.37 million in 1995, the average cost to cater each passenger declined 19.1% between years due to a planned reduction in catering service levels in select charter and scheduled service markets beginning in the second quarter of 1995. This cost reduction was partially offset by a 6.6% increase in military passengers boarded between years, who are the most expensive passengers to cater in the Company's business mix.

The cost of servicing passengers who were inconvenienced by trip interruptions increased by $1.4 million between years. Approximately $0.7 million of this increase was incurred in association with the severe winter weather and consequent flight schedule disruptions which occurred in the first quarter of 1996.

The cost per ASM of passenger service decreased 12.0% to 0.25 cents in 1996, as compared to 0.28 cents in the prior year. The lower cost per ASM was primarily due to the lower cost of catering per passenger boarded, partially offset by the higher cost per ASM of servicing inconvenienced passengers.

Commissions. The Company incurs significant commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense increased 7.7% to $26.7 million in 1996, as compared to $24.8 million in 1995. The primary reason for the increase between years was the corresponding increase in scheduled service revenues earned, approximately two-thirds of which was generated through travel agencies who received a commission on such sales. The cost per ASM of commissions expense was unchanged at 0.20 cents for both 1996 and 1995.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 14.5% to $18.2 million in 1996, as compared to $15.9 million in 1995. This increase in cost is primarily due to the increase in the number of ground packages sold between periods. In 1996, Ambassadair sold 2.4% more ground packages, and ATA Vacations sold 21.8% more ground packages, than in 1995. The average cost of each ground package sold by Ambassadair increased 19.9% between years, while the average price of each ground package sold by ATA Vacations decreased by 12.6% between periods.

Ground package cost per ASM increased by 7.7% to 0.14 cents in 1996, as compared to 0.13 cents in 1995, which reflects the comparatively faster growth in ground package sales produced by Ambassadair and ATA Vacations as compared to the overall ASM growth of the Company between years.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to the CRSs to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment; (iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses that are primarily associated with single-seat sales. Other selling expenses increased 18.1% to $17.6 million in 1996, as compared to $14.9 million in 1995. Approximately $1.1 million and $0.3 million, respectively, of this increase was attributable to more credit card discounts and CRS fees incurred to support the growth in scheduled service between years. Another $1.2 million of the increase was due to higher usage of toll-free telephone service between periods, some of which was associated with the accommodation of passengers onto other carriers' flights due to the Company's reduction of scheduled service in the third and fourth quarters of 1996.

Other selling cost per ASM increased  8.3% to 0.13 cents in 1996, as compared to
0.12 cents in 1995.

Advertising. Advertising expense increased 15.7% to $10.3 million in 1996, as compared to $8.9 million in 1995. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of ground packages. Advertising support for this line of business increased consistent with the growth in associated revenues and the need to meet competitive actions in the Company's markets.

The cost per ASM of advertising increased 14.3% to 0.08 cents in 1996, as compared to 0.07 cents in 1995.

Facilities and Other Rentals. Facilities and other rentals includes the costs of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 29.7% to $9.6 million in 1996, as compared to $7.4 million in 1995.

The increase in expense noted for 1996 was partly attributable to higher facility costs resulting from the Company becoming a signatory carrier at Orlando International Airport, together with a year-over-year increase in facility costs for Boston operations prior to the elimination of scheduled service at Boston in the fourth quarter of 1996. The increased facility costs at Orlando International Airport have associated savings in lower handling and landing fees for the Company's flights at Orlando International Airport.

Also in 1996, the Company incurred facility rental expense in association with the late 1995 sale/leaseback of the Indianapolis hangar to the City of Indianapolis, for the Chicago-Midway Hangar No. 2 and for the new Chicago Reservations facility, which was first occupied in September 1995.

The cost per ASM for facility and other rents increased 16.7% to 0.07 cents in 1996, as compared to 0.06 cents in 1995.

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

During the third quarter, the Company recorded a loss on disposal of the initial five aircraft according to the terms and conditions negotiated and agreed in the Letter of Intent. An estimate of the expected loss on disposal of the additional two aircraft was also recorded in the third quarter, although a specific Letter of Intent had not yet been signed. The total loss on disposal recorded in the third quarter was $4.7 million for all aircraft. These aircraft transactions were all completed during the fourth quarter of 1996, at which time the estimated loss on disposal was reduced by $0.2 million to an actual loss of $4.5 million.

The source of the loss on the termination of these aircraft leases was primarily from the write-off of the unused net book value of the associated airframe and engine overhauls. For several aircraft, the Company was required to meet additional maintenance return conditions associated with airframes and engines, the cost of which was charged to the loss on disposal. These costs were partially offset by cash proceeds received from the lessor and by the application of associated deferred aircraft rent credits and manufacturers' credits.

In addition to these costs, the Company owns four spare Pratt & Whitney engines, together with consumable, repairable and rotable components that are specific to the Pratt-&-Whitney-powered Boeing 757-200s. The net book value of these engines and parts approximates $14.1 million as of December 31, 1996. The Company is actively seeking to sell these assets and has therefore reclassified their net book value as Assets Held For Sale under current assets in the accompanying balance sheet.

Other Expenses. Other operating expenses increased 15.2% to $53.8 million in 1996, as compared to $46.7 million in 1995. Significant components of the year-over-year variances include increases in substitute service and passenger reprotection costs, professional fees, data communications costs, insurance costs and consulting fees in connection with the detailed route profitability study.

Other operating cost per ASM increased 8.1% to 0.40 cents in 1996, as compared to 0.37 cents in 1995.


Income Tax Expense

In 1996, the Company recorded ($12.9) million in tax credits applicable to the loss before income taxes for that year, while income tax expense of $6.1 million was recognized pertaining to income before taxes for 1995. The effective tax rate applicable to tax credits in 1996 was 32.6%, and the effective tax rate for income earned in 1995 was 41.8%. The Company's effective income tax rates are unfavorably affected by the permanent non-deductibility from taxable income of 50% of crew per diem expenses incurred in both years. The impact of these permanent differences on effective tax rates becomes more pronounced as taxable income declines or losses increase.

Year Ended December 31, 1995, Versus Year Ended December 31, 1994

Operating Revenues

Total operating revenues for 1995 increased $134.5 million, or 23.2%, to $715.0 million. This increase from 1994 was due to a $121.3 million increase in scheduled service revenues, a $11.2 million increase in charter revenues, a $0.2 million increase in ground package sales and a $1.8 million increase in other revenues.

Operating revenues for 1995 were 5.71 cents per ASM, an increase of 2.7% from 1994 revenues of 5.56 cents per ASM.

Scheduled Service Revenues. Scheduled service revenues increased 50.4% from $240.7 million in 1994 to $362.0 million in 1995. The majority of this increase was due to strong scheduled service traffic growth between periods, together with an improvement in scheduled service yield.

Scheduled service RPMs increased 46.9% in 1995 compared to 1994 on a capacity increase of 39.5% in ASMs between years, resulting in an improved passenger load factor of 70.8% in 1995 as compared to 67.2% in 1994. Passengers boarded increased 47.3% from 2.24 million in 1994 to 3.30 million in 1995. Scheduled service departures increased 39.4% from 19,800 in 1994 to 27,600 in 1995. The Company increased scheduled service traffic from Indianapolis, Chicago-Midway, Milwaukee and Boston to Florida, Las Vegas, Hawaii and selected Caribbean destinations. Scheduled service flown in 1995 from St. Louis and Boston had no comparable service in 1994. The Company ceased scheduled service operations in St. Louis in August 1995, but continues to serve important charter markets from St. Louis.

Scheduled service yield in 1995 was 7.75 cents per RPM, an increase of 2.4% over the 1994 scheduled service yield of 7.57 cents per RPM. This yield improvement was achieved gradually throughout 1995 as the result of several revenue enhancement initiatives. During the first quarter of 1995, the Company installed a yield management system which allowed for the introduction of multiple fare levels for various classes of the Company's inventory of scheduled service seats. These yield management procedures were applied with increasing effectiveness through the final three quarters of 1995. Whereas first quarter 1995 yields were 15.2% lower than the first quarter of 1994, second quarter 1995 yields were 4.8% higher than the second quarter of 1994; third quarter 1995 yields were 10.0% higher than the third quarter of 1994; and fourth quarter 1995 yields were 9.7% higher than the fourth quarter of 1994.

In the third quarter of 1994, the Company increased its level of participation and effectiveness of schedule display in several important CRSs used by travel agencies. In May 1995, the Company also introduced connecting fares which offered new displays of multiple-city pairs for sale in CRS systems which had previously not been offered against competing carriers serving those connecting markets.

Charter Revenues. Charter revenues increased 3.8% from $295.9 million in 1994 to $307.1 million in 1995. The Company's charter revenues are derived primarily from independent tour operators and from the United States military. The Company's charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world.

Charter revenues derived from independent tour operators increased 13.3% from $196.1 million in 1994 to $222.2 million in 1995. Most of this revenue increase was derived from stronger tour operator traffic between years, while tour operator yield improved 0.8% from 6.21 cents per RPM in 1994 to 6.26 cents per RPM in 1995. Tour operator RPMs increased 12.0% from 3.17 billion in 1994 to
3.55 billion in 1995,  while ASMs  increased  11.0% from 4.01 billion in 1994 to
4.45 billion in 1995, resulting in an improved passenger load factor of 79.8% in 1995 as compared to 79.1% in the prior year. Passengers boarded increased 7.0% from 1.72 million in 1994 to 1.84 million in 1995, while departures increased 9.7% from 10,300 in 1994 to 11,300 in 1995. Tour operator departures for both 1994 and 1995 served numerous U.S. leisure destinations, together with cities in Europe, Mexico, South America and Asia.

Charter revenues derived from the U.S. military decreased 15.6% from $91.8 million in 1994 to $77.5 million in 1995. Military revenues were unfavorably impacted by declines in both traffic and yield between periods. Military RPMs declined 9.9% from 0.71 billion in 1994 to 0.64 billion in 1995, while ASMs decreased 12.1% from 1.57 billion in 1994 to 1.38 billion in 1995, resulting in an improved passenger load factor of 46.4% in 1995 as compared to 45.2% in the prior year. Passengers boarded decreased 13.0% from 0.23 million in 1994 to 0.20 million in 1995, while departures declined 14.0% from 4,300 in 1994 to 3,700 in 1995.

The Company and other competing air carriers are compensated for U.S. military flying based upon reimbursement rates set by the United States government. These reimbursement rates have generally declined over the last several contract years, resulting in lower yields for this business segment. Military yield in 1995 declined 6.1% to 12.11 cents per RPM as compared to 12.89 cents per RPM in 1994. Although the Company's military yields are comparatively higher than for tour operators and scheduled service business segments, military passenger load factors are comparatively much lower, and the Company can incur substantial non-recurring costs to accommodate military flying which often becomes available on short notice. The Company's reduction of military ASMs in 1995 was largely the result of decisions to deploy the Company's aircraft into selected scheduled service and tour operator markets, where the Company believes that more repetitive frequencies and more predictable revenues and costs can be achieved in the long term.

Ground Package Revenues. Ground package revenues increased 1.0% from $20.2 million in 1994 to $20.4 million in 1995. Ground packages, such as hotel and car rentals, are sold in conjunction with the Company's air transportation product to Ambassadair Travel Club members and to the general public through ATA Vacations, Inc., its tour operator subsidiary.

Other Revenues. Other revenues increased 7.6% from $23.7 million in 1994 to $25.5 million in 1995. Significant components of the change in other revenue between 1994 and 1995 include a $2.1 million reduction in revenues derived from subcontracting the Company's aircraft to fly short-term substitute service for other airlines; a $1.0 million increase in administrative ticketing fees charged to scheduled service passengers; a $0.7 million increase from the onboard sale of liquor and headsets; a $0.6 million increase in cargo revenues; a $0.5 million increase from the sale of trip protection insurance to passengers purchasing tour packages; a $0.5 million increase in commissions earned for the sale of car rentals; and a $0.4 million increase in excess baggage fees.


Operating Expenses

Total operating expenses increased 21.8% from $572.1 million in 1994 to $697.1 million in 1995. Operating expense increases were principally due to increases in scheduled service capacity, traffic and passengers boarded between years which affected most expense categories.

Operating cost per ASM increased 1.5% from 5.48 cents in 1994 to 5.56 cents in 1995. This increase in cost per ASM generally reflects growth in the distribution costs of single-seat sales (such as travel agency commissions and CRS fees), salaries and benefits, fuel and oil, aircraft handling and facility rents, partially offset by reductions in the cost per ASM of aircraft rentals, passenger service, ground package cost, and other operating expenses. There was no change in cost per ASM between years for aircraft maintenance materials and repairs, crew and other employee travel, and advertising.

Salaries, Wages and Benefits. This expense increased 24.0% from $113.8 million in 1994 to $141.1 million in 1995. The majority of the increase was due to the addition of new employees (primarily cockpit and cabin crew, base station, maintenance and reservations staff) to support the growth in scheduled service and the addition of new aircraft to the Company's fleet. The Company recorded additional vacation accrual costs of $1.4 million in 1995 to recognize the phased implementation of a new vacation policy which became applicable to most employees during 1995. The Company also recorded variable compensation costs in association with higher 1995 profits which were not incurred in 1994. These additional 1995 benefit and compensation costs contributed to a 3.7% increase in the cost per ASM from 1.09 cents in 1994 to 1.13 cents in 1995.

The Company implemented a collective bargaining agreement with flight attendants in December 1994, at which time this employee group received a base pay rate increase of approximately 5%, together with some adjustments to variable pay factors. In December 1995, the Company reached a tentative agreement with cockpit crews on a collective bargaining agreement covering that group of employees. In February of 1996, the Company was notified that the cockpit crews had failed to ratify the tentative agreement. A new tentative four-year collective bargaining agreement was reached with cockpit crews on August 6, 1996, which was subsequently ratified by the International Brotherhood of Teamsters membership on September 23, 1996.

Fuel and Oil. The cost of fuel and oil increased 22.1% from $106.1 million in 1994 to $129.6 million in 1995. Although the average price paid for fuel was slightly higher in 1995, this unfavorable price effect was partially offset by the fact that a larger proportion of the block hours in 1995 were flown by the more fuel-efficient Boeing 757-200 fleet.

Total block hours flown increased 21.8% from 103,700 hours in 1994 to 126,300 hours in 1995. The Company's Boeing 757-200 fleet accounted for 27.8% of block hours in 1995, as compared to 24.0% in 1994. The less fuel- efficient Lockheed L-1011 fleet accounted for 28.1% of 1995 block hours, as compared to 30.8% in 1994. Block hours for the Boeing 727-200 fleet were also lower in 1995, accounting for 44.1% of block hours as compared to 45.2% in 1994.

Effective October 1, 1995, the Company became subject to a 4.3 cent-per-gallon excise tax on jet fuel consumed for domestic use by commercial air carriers. The effect of this tax in the fourth quarter of 1995 was to increase the Company's cost of fuel subject to this tax by approximately 6%, which added $1.6 million to total fuel and oil expense in the fourth quarter of 1995. The fuel tax caused the Company's 1995 cost per ASM for fuel and oil to increase by 1.0% to 1.03 cents from 1.02 cents in 1994.

Handling, Landing and Navigation Fees. Handling, landing and navigation fees increased 22.2% from $60.9 million in 1994 to $74.4 million in 1995. Most of this increase was attributable to a 23.3% increase in the total number of departures between years, from 34,700 in 1994 to 42,800 in 1995.

The average cost per departure declined 1.0% in 1995 as compared to 1994. Because each airport served by the Company has a different schedule of fees (including variable prices for different aircraft types), average departure costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, operations to international airports are more expensive per departure than for U.S. domestic airports. In 1995, the share of the Company's departures which operated from international airports declined from 22.5% to 20.4% because the Company's growth in 1995 was concentrated mostly in domestic scheduled service markets.

The cost per ASM for handling, landing and air navigation fees increased 1.7% from 0.58 cents in 1994 to 0.59 cents in 1995. This increase resulted from a small decline in the average number of ASMs per departure between years and is indicative of the growing proportion of departures which employ the Company's smaller-capacity Boeing 727-200 and Boeing 757-200 aircraft rather than the larger Lockheed L-1011 wide-body. In 1995, the percentage of departures made with narrow-body aircraft increased to 77.6%, as compared to 75.0% in 1994.

Aircraft Rentals. Aircraft rental expense increased 15.6% from $48.2 million in 1994 to $55.7 million in 1995. This increase in expense was due to the addition of leased Lockheed L-1011, Boeing 757-200 and Boeing 727-200 aircraft into the Company's fleet during 1995, offset partially by reduced lease costs on certain Boeing 757-200 aircraft under terms of operating leases renegotiated in late 1994, and by the purchase of four previously leased Pratt & Whitney engines.

Aircraft rental cost per ASM decreased 4.3% from 0.46 cents in 1994 to 0.44 cents in 1995. The year-over-year benefit realized from Boeing 757-200 operating lease renegotiations in late 1994 was a significant factor in this change since the ownership costs of each Boeing 757-200 aircraft are comparatively higher than for the Company's other fleet types.

Depreciation and Amortization. Depreciation and amortization expense increased 20.8% from $46.2 million in 1994 to $55.8 million in 1995. The cost per ASM increased 2.3% from 0.44 cents in 1994 to 0.45 cents in 1995.

Depreciation expense increased approximately $5.0 million in 1995 as compared to 1994 due to the addition of one Lockheed L-1011 and four Pratt & Whitney engines, together with the purchase of other property, furniture and equipment to support the Company's growth in operations.

Amortization of airframe and engine overhauls increased $4.6 million in 1995 as compared to 1994, net of $3.3 million in overhaul credits earned by the Company under an engine purchase agreement with Rolls-Royce Commercial Aero Engines Limited. The increasing cost of amortization expense reflects the recent increase in the number of aircraft added to the Company's fleet. New aircraft introduced into the fleet generally do not require airframe or engine overhauls until as many as 12 or more months after first entering service. Therefore, resulting amortization of these overhauls generally occurs on a delayed basis from the date the aircraft is placed into service.

Aircraft Maintenance, Materials and Repairs. The cost of maintenance, materials and repairs increased 20.2% from $46.1 million in 1994 to $55.4 million in 1995. The cost per ASM remained unchanged at 0.44 cents for both 1995 and 1994.

The cost of the Company's maintenance, materials and repairs increased in 1995 at approximately the same rate as the 19.9% increase in ASMs between years and slightly slower than the 21.8% increase in block hours. The more favorable comparison to block hours between years is indicative of the faster growth in the twin-engine Boeing 757-200 fleet, which is also composed of newer and more technologically advanced aircraft which require relatively less routine maintenance than the Company's older three-engine Lockheed L-1011 and Boeing 727-200 fleets. The Boeing 757-200 fleet accounted for 27.8% of block hours in 1995, as compared to 24.0% in 1994.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches. Return condition expenses accrued in 1995 were $1.0 million less than in 1994, primarily due to a change in return conditions negotiated on certain Boeing 757-200 aircraft leases in late 1994.

Crew and Other Employee Travel. The cost of crew and other employee travel increased 20.2% from $26.2 million in 1994 to $31.5 million in 1995. The cost per ASM remained unchanged at 0.25 cents for both years.

Passenger Service. The most significant portion of this cost is catering, which represented 84.9% and 85.8%, respectively, of total passenger service expense in 1995 and 1994.

The cost of passenger service increased 16.8% from $29.8 million in 1994 to $34.8 million in 1995. This increase was primarily due to the 26.7% increase in the total number of passengers boarded from 4.24 million in 1994 to 5.37 million in 1995. The cost of passenger service increased less rapidly than the increase in passengers boarded due to a reduction in catering service levels in select charter and scheduled service markets beginning late in the second quarter of 1995. In addition to this planned reduction in catering, the 13.0% reduction in military passengers boarded between years also reduced the average cost of catering since military catering is one of the most expensive per passenger in the Company's business mix.

The cost per ASM of passenger  service  declined 3.6% from 0.29 cents in 1994 to
0.28 cents in 1995. This reduction was primarily due to reduced catering costs, as the cost per ASM of the total of other components of passenger service did not change materially between years.

Commissions. Commissions expense increased 41.7% from $17.5 million in 1994 to $24.8 million in 1995. The cost of commissions per ASM increased 17.6% from 0.17 cents in 1994 to 0.20 cents in 1995.

Scheduled service commissions expense accounted for all of the increase in this cost in 1995, which was consistent with the significant growth in commissionable scheduled service sold by travel agencies. The average rate of commission paid to travel agencies declined slightly between years due to the elimination of selected sales incentives. The average percentage of revenues sold by travel agencies increased between years due to the Company's implementation of full participation in several CRSs in the third quarter of 1994 and because of the introduction of connecting fares in the second quarter of 1995 which offered significantly expanded ATA schedule choices to travel agencies.

Commissions paid for military flying were reduced in 1995 due to the reduction in military departures between years. Commissions paid for tour operator departures also declined slightly between years.

Ground Package Cost. Ground package cost for 1995 increased 7.4% from $14.8 million in 1994 to $15.9 million in 1995. The cost per ASM declined 7.1% from
0.14 cents in 1994 to 0.13 cents in 1995. The cost per ASM declined between years due to the slower growth in ground package sales as compared to overall growth in the Company's capacity as measured by ASMs. The cost of ground accommodations sold to Ambassadair and ATA Vacations customers increased in some markets in 1995, resulting in slightly lower gross margins in 1995 as compared to 1994.

Other Selling Expenses. Other selling expenses are comprised primarily of fees paid to CRS and the cost of inbound reservations lines provided for the use of the Company's customers. These costs increased 86.3% from $8.0 million in 1994 to $14.9 million in 1995 and were generally incurred to support the sale of scheduled services. Other selling cost per ASM increased 50.0% from 0.08 cents in 1994 to 0.12 cents in 1995. Scheduled service passengers boarded increased 47.3% from 2.24 million to 3.30 million over the same comparative period, while scheduled service ASMs increased 39.5% from 4.73 billion to 6.60 billion between years.

The Company participates in SABRE as a multi-host user and is also displayed in Galileo, Worldspan and System One. These CRSs, which display competitive schedules and fares for all participating airlines, offer different levels of services at different transaction costs. In order to expand the Company's visibility of schedules and fares with travel agencies, the Company's CRS service levels were increased in all of these systems effective in July 1994, resulting in a significant increase in billable transactions and higher transaction rates. Although the Company believes that CRS participation has been essential to rapid development of name recognition and sales in the Company's new markets, more economic scheduled service distribution alternatives to CRSs are now being evaluated.

Advertising. Advertising expense for 1995 increased 14.1% from $7.8 million in 1994 to $8.9 million in 1995. The cost per ASM remained unchanged between years at 0.07 cents. The Company incurs advertising costs primarily to support scheduled service sales. Scheduled service ASMs increased 39.5% in 1995 compared to 1994, and the cost of advertising per scheduled service ASM declined 18.8% from 0.16 cents in 1994 to 0.13 cents in 1995.

Facilities and Other Rentals. The cost of facilities and other rents increased 34.5% from $5.5 million in 1994 to $7.4 million in 1995. The cost per ASM increased 20.0% from 0.05 cents in 1994 to 0.06 cents in 1995. The significant portion of growth in facilities leasing has originated from the expansion of scheduled services, which has required the Company to add new leased facilities at airport locations to accommodate the space needs of airport passenger service and maintenance staff. The rate of increase in facilities costs between years (34.5%) has been slightly lower than the 39.5% rate of increase in scheduled service ASMs since the utilization of the Company's facilities has improved with expanded scheduled service frequencies at certain airports.

Other Expenses. Other expenses increased 12.5% from $41.5 million in 1994 to $46.7 million in 1995. The cost per ASM for other expenses declined 8.1% from
0.40 cents in 1994 to 0.37 cents in 1995. Significant components of the increase of $6.6 million in other expenses between years include: $2.0 million in additional general, hull and liability insurance expense associated with the Company's expanded size and flying activity; $1.5 million in additional property and sales taxes assessed on the Company's expanding asset base and purchasing activity; and $1.5 million in additional communications costs related to the Company's data network infrastructure for worldwide airport operations. In 1995, the Company recognized a gain of $1.3 million on a transaction with the City of Indianapolis involving the Company's headquarters facility. There was no comparable gain recognized in 1994.


Income Tax Expense

Income tax expense increased 154.2% from $2.4 million in 1994 to $6.1 million in 1995. The effective income tax rates were 41.8% and 40.7% for 1995 and 1994, respectively. Income tax expense increased in close proportion to the 149.2% increase in taxable income between years. The effective tax rate for 1994 included a more significant negative impact from non-deductible crew per diem expense than did 1995. However, this effect was more than offset by the 1994 tax benefit of adjustments in state tax rates and other tax reserve adjustments recognized in that year.


Liquidity and Capital Resources

Cash Flow. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. For 1996, 1995 and 1994, net cash provided by operating activities was $32.2 million, $87.1 million, and $75.3 million, respectively.

Net cash used in investing activities was $63.2 million, $44.0 million, and $80.4 million, respectively, for 1996, 1995 and 1994. Such amounts primarily reflected cash capital expenditures totaling $69.9 million in 1996, $57.8 million in 1995, and $81.0 million in 1994 for engine overhauls, airframe improvements and the purchase of airframes, engines and rotable parts. These capital expenditures were supplemented with other capital expenditures, financed directly with debt, totaling $31.7 million and $15.9 million, respectively, in 1995 and 1994.

Net cash provided by (used in) financing activities was $11.6 million, ($12.1) million, and $21.8 million, respectively, for 1996, 1995 and 1994.

Aircraft and Fleet Adjustments. In September 1994, the Company entered into an agreement to lease four additional Lockheed L-1011 aircraft and two new Boeing 757-200 aircraft. One Lockheed L-1011 was delivered in November 1994, and the remaining Lockheed L-1011 aircraft were delivered during the second quarter of 1995. The Company purchased one of the three Lockheed L-1011s it was obligated to lease during the second quarter of 1995. The Company completed delivery of one Boeing 757-200 in the fourth quarter of 1994, and the remaining Boeing 757-200 was delivered in October, 1995.

In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, provides for aircraft to be delivered between 1995 and 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for thirteen RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, the credits and cost guarantees that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first aircraft under these agreements in September 1995, and the second aircraft in December 1995. The Company accepted delivery of the third and fourth aircraft under these agreements in November and December 1996. All four deliveries in 1995 and 1996 were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for the fourth quarters of 1997 and 1998. Advance payments and interest totaling approximately $22.0 million ($11.0 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of December 31, 1996, 1995 and 1994, the Company had made $2.7 million, $5.0 million, and $10.8 million, respectively, in advance payments and interest applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the fourth quarter of 1995, the Company purchased one Boeing 727-200 and financed that aircraft through a sale/leaseback accounted for as an operating lease. In the first quarter of 1996, the Company purchased four additional
Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a sixth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility as of December 31, 1996, but is expected to be financed long term through a sale/leaseback transaction.

In October 1995, the Company entered into an agreement with a supplier to provide for the purchase of hushkits for installation on Boeing 727-200 aircraft. All six Boeing 727-200 aircraft acquired during the fourth quarter of 1995 and the first two quarters of 1996 had hushkits installed, and the Company installed hushkits on two other existing Boeing 727-200 aircraft in the Company's fleet by the end of 1996. These narrow-body hushkitted aircraft maintain the Company's compliance with Federal Stage 3 noise requirements for the fleet as of December 31, 1996. The cost of these hushkits was included in the basis of each modified Boeing 727-200 as these aircraft were financed long term through sale/leaseback transactions.

On July 29, 1996, the Company entered into a letter of intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the letter of intent, the Company canceled leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and returned these aircraft to the lessor by the end of 1996. The Company was required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor reimbursed the Company for certain leasehold improvements made to some aircraft and credited the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases reduced the Company's fleet of Pratt-&-Whitney-powered Boeing 757-200 aircraft from seven to two units as of the end of 1996. The Company also agreed to terminate existing operating leases on three Lockheed L-1011 aircraft, and to purchase the airframes pertaining to these aircraft while signing a new lease covering only the nine related engines; the Lockheed L-1011 transaction was not completed before the end of 1996. In association with this letter of intent, the lessor provided the Company with approximately $6.4 million in additional unsecured financing for a term of seven years. This transaction accounted for $2.3 million of the $4.7 million loss on disposal of assets recorded in the third quarter of 1996 (see "Disposal of Assets").

The Company also agreed to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. This was not completed and the aircraft was acquired through the lessor on a short-term rental agreement. The acquisition of this aircraft, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt-&-Whitney-powered Boeing 757-200 aircraft discussed in the next paragraph, reduced the Company's Rolls-Royce-powered Boeing 757-200 fleet to seven units as of the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt-&-Whitney-powered Boeing 757-200 aircraft. These aircraft were returned to the lessor by the end of 1996. This transaction accounted for $2.4 million of the $4.7 million loss on disposal of assets provided for in the third quarter of 1996.

Credit Facilities. The Company's existing bank credit facility provides a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral value. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. At December 31, 1996, 1995 and 1994, the Company had borrowed the maximum amount then available under the bank credit facility, of which $46.0 million was repaid on January 2, 1997, $68.0 million was repaid on January 2, 1996, and $56.0 million was repaid on January 3, 1995.

As a result of the Company's need to restructure its scheduled service business, the Company renegotiated certain terms of the bank credit facility effective September 30, 1996. The new agreement also modified certain loan covenants to take into account the expected losses in the third and fourth quarters of 1996. In return for this covenant relief, the Company agreed to implement changes to the underlying collateral for the facility and to change the interest rates applicable to borrowings under the facility. The Company has pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company has further agreed to reduce the $63.0 million of available credit secured by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through April 1999. Loans outstanding under the renegotiated facility bear interest, at the Company's option, at either (i) prime to prime plus 0.75%, or (ii) the Eurodollar rate plus 1.50% to 2.75%. The facility matures on April 1, 1999, and contains various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

At December 31, 1996, the Company has reclassified $19.9 million of bank credit facility borrowings from long-term debt to current maturities of long-term debt. Of this amount, $10.5 million is attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet during the 12 months ending December 31, 1997. The remaining $9.4 million represents the amount of the spare Pratt & Whitney engines which are pledged to the bank facility and which will be repaid from the anticipated sale. The net book value of these spare engines, which approximates estimated market value, is classified as Assets Held for Sale in the accompanying balance sheet.

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of December 31, 1996 or 1995; however, the Company did have outstanding letters of credit secured by this facility aggregating $4.1 million and $2.9 million, respectively.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During 1996, the Company repurchased 16,000 shares, bringing the total number of shares it has repurchased under the program to 185,000 shares. The Company does not currently expect to complete this stock repurchase program.

Other Significant Matters

In August 1995, the City of Indianapolis and the State of Indiana agreed upon a package of economic incentives to be provided to the Company in exchange for the Company's commitment to maintain existing operations in Indiana and to increase overall employment within the Company's Indiana operations. The Company presently maintains in Indiana its corporate headquarters, a significant maintenance and engineering operation, and a reservations center, together with other smaller operational units of the Company.


Forward-Looking Information

Information contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Therefore, where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

Taking into account the foregoing, the Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company:

1. The restructuring of the Company's scheduled service operations has resulted in significant operating and net losses for the third and fourth quarters of 1996 and has imposed higher fixed costs on the traditionally profitable charter business segment of the Company. Future actions of the Company's competitors, or unfavorable future economic conditions, such as high fuel prices or a sustained reduction in demand for the Company's services, could render such restructuring insufficient to return the Company to sustained profitability.

2. At various times during 1996, the Company has actively considered possible business combinations with other air carriers. The Company intends to continue to evaluate such potential combinations, and it is possible that the Company will enter into a transaction in 1997 that would result in a merger or other change in control of the Company. The Company's current credit facility may be accelerated upon such a merger or consolidation, in which case there can be no assurance that the Company would have sufficient liquidity to complete such a transaction or to secure alternative financing.

3. The Company's capital structure remains subject to significant financial leverage, which could impair the Company's ability to obtain new or additional financing for working capital and capital expenditures, and could increase the Company's vulnerability to a sustained economic downturn.

4. Under the terms of certain financing agreements, the Company is required to maintain compliance with certain specified covenants, restrictions, financial ratios, and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions and with loan repayment provisions will depend upon its future profit and loss performance and financial position, which will be subject to prevailing economic conditions and other factors, including some factors entirely beyond the control of the Company. A failure to comply with any of these obligations could result in an event of default under one or more such financing agreements, which could result in the acceleration of the repayment of certain of the Company's debt, as well as the possible termination of aircraft operating leases. Such an event could result in a materially adverse effect on the Company's financial position.

5. The Company has significant net operating loss carryforwards and investment and other tax credit carryforwards which may, depending upon the circumstances, be available to reduce future Federal income taxes payable. If the Company undergoes an ownership change within the meaning of Section 382 of the Internal Revenue Code, the Company's potential future utilization of its net operating loss carryforwards and investment tax credit carryforwards could be impaired. The actual effect of this impairment on the Company would depend upon a number of factors, including the profitability of the Company and the timing of the sale of certain assets, some of which factors are beyond the control of the Company. The impact on the Company of such a limitation could be materially adverse under certain circumstances.

6. The vast majority of the Company's scheduled service and charter business, other than U.S. military, is leisure travel. Since leisure travel is often discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

7. The Company is subject to the risk that one or more customers who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 11.2% of operating revenues in 1996. No other single customer of the Company accounts for more than 10% of operating revenues.

8. Over two-thirds of the Company's operating revenues are sold by travel agents and tour operators, who generally have a choice of airlines when booking a customer's travel. Although the Company intends to offer attractive and competitive products to travel agents and tour operators, and further intends to maintain favorable relationships with them, any significant actions by large numbers of travel agencies or tour operators to favor other airlines, or to disfavor the Company, could have a material adverse effect on the Company.

9. The Company has faced intensified competition in 1996 from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's business segments, including changes in prices and seat capacity offered in individual markets, could have a material effect on the profit performance of those business segments of the Company.

10. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 20.5% and 18.6%, respectively, of operating expenses in 1996 and 1995. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and to tour operators, a significant increase in fuel prices could have a material adverse effect on the Company's operating performance.

11. The Company believes that its relations with employee groups are good. However, the existence of a significant labor dispute with any sizable group of employees could have a material adverse effect on the Company's operations.

12. The Company is subject to regulation under the jurisdictions of the Department of Transportation and the Federal Aviation Administration, and by certain other governmental agencies. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA has issued regulations imposing standards on airlines for the limitation of engine noise and standards to address aging aircraft maintenance procedures. The Company could become subject to new future regulations which could impose new and significant operating costs on the Company. A modification, suspension or revocation of the Company's DOT or FAA authorizations or certificates could have a material adverse affect on the Company.

Item 8.        Financial Statements and Supplementary Data


                   REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, as listed in Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






Indianapolis, Indiana
February 7, 1997

                                            AMTRAN, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)
                                                                                December 31,         December 31,

                                                                                 1996                    1995
                                                                            ----------------      --------------------
                                                                            ------------------------------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                            $          73,382    $               92,741
     Receivables, net of allowance for doubtful accounts
     (1996 - $1,274; 1995 - $1,303)                                                  20,239                    24,158
     Inventories,  net                                                               13,888                    13,959
     Assets held for sale                                                            14,112                         -
     Prepaid expenses and other current assets                                       14,672                    25,239
                                                                        --------------------   -----------------------
Total current assets                                                      $         136,293    $              156,097

Property and equipment:
     Flight equipment                                                               381,186                   384,476
     Facilities and ground equipment                                                 51,874                    40,290
                                                                        --------------------   -----------------------
                                                                                    433,060                   424,766
     Accumulated depreciation                                                     (208,520)                 (183,998)
                                                                        --------------------   -----------------------
                                                                                    224,540                   240,768

Deposits and other assets                                                             9,454                    16,272
                                                                        --------------------   -----------------------

Total assets                                                              $         370,287    $              413,137
                                                                        ====================   =======================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                 $          30,271    $                3,606
     Accounts payable                                                                13,671                    11,152
     Air traffic liabilities                                                         49,899                    56,531
     Accrued expenses                                                                64,813                    76,312
                                                                        --------------------   -----------------------
Total current liabilities                                                           158,654                   147,601

Long-term debt, less current maturities                                             119,786                   134,641
Deferred income taxes                                                                20,216                    37,949
Other deferred items                                                                 16,887                    11,761

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                           -                         -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 11,799,852 - 1996; 11,790,752 - 1995                                 38,341                    38,259
     Treasury stock: 185,000 shares - 1996; 169,000 shares - 1995                   (1,760)                   (1,581)
     Additional paid-in-capital                                                      15,618                    15,821
     Retained earnings                                                                4,678                    31,352
     Deferred compensation - ESOP                                                   (2,133)                   (2,666)
                                                                        --------------------   -----------------------
                                                                                     54,744                    81,185
                                                                        --------------------   -----------------------

Total liabilities and shareholders' equity                                $         370,287    $              413,137
                                                                        ====================   =======================

See accompanying notes.



                                        AMTRAN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands, except per share data)



                                                                       Year ended December 31,
                                                              1996                1995               1994
                                                        ------------------------------------------------------
Operating revenues:
   Scheduled service                                    $       386,488    $       361,967    $       240,675
   Charter                                                      310,569            307,091            295,890
   Ground package                                                22,302             20,421             20,248
   Other                                                         31,492             25,530             23,709
                                                        ----------------   ----------------   ----------------
Total operating revenues                                        750,851            715,009            580,522
                                                        ----------------   ----------------   ----------------

Operating expenses:
   Salaries, wages and benefits                                 163,990            141,072            113,789
   Fuel and oil                                                 161,226            129,636            106,057
   Handling, landing and navigation fees                         70,122             74,400             60,872
   Aircraft rentals                                              65,427             55,738             48,155
   Depreciation and amortization                                 61,661             55,827             46,178
   Aircraft maintenance, materials and repairs                   55,175             55,423             46,092
   Crew and other employee travel                                35,855             31,466             26,171
   Passenger service                                             32,745             34,831             29,804
   Commissions                                                   26,677             24,837             17,469
   Ground package cost                                           18,246             15,926             14,767
   Other selling expenses                                        17,563             14,934              8,008
   Advertising                                                   10,320              8,852              7,759
   Facilities and other rentals                                   9,625              7,414              5,500
   Disposal of assets                                             4,475                  -                  -
   Other                                                         53,800             46,717             41,486
                                                        ----------------   ----------------   ----------------
Total operating expenses                                        786,907            697,073            572,107
                                                        ----------------   ----------------   ----------------
Operating income (loss)                                        (36,056)             17,936              8,415

Other income (expense):
  Interest income                                                   617                410                191
  Interest (expense)                                            (4,465)            (4,163)            (3,656)
  Other                                                             323                470                929
                                                        ----------------   ----------------   ----------------
Other expenses                                                  (3,525)            (3,283)            (2,536)
                                                        ----------------   ----------------   ----------------

Income (loss) before income taxes                              (39,581)             14,653              5,879
Income taxes (credits)                                         (12,907)              6,129              2,393
                                                        ----------------   ----------------   ----------------
Net income (loss)                                       $      (26,674)     $        8,524     $        3,486
                                                        ================   ================   ================

Net income (loss) per share                             $        (2.31)     $         0.74     $         0.30
                                                        ================   ================   ================

Average shares outstanding                                   11,535,425         11,481,861         11,616,196



See accompanying notes.




                          AMTRAN, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                           Additional                        Deferred
                                                  Common      Treasury       Paid-in         Retained      Compensation
                                                   Stock         Stock       Capital         Earnings          ESOP
                                              ---------------------------- ------------ --------------  ------------------
Balance, December 31, 1993                    $    37,667   $           -   $   16,132  $      19,342   $         (3,200)

     Net income                                         -               -            -          3,486                   -

     Issuance of common stock for ESOP                  -               -         (46)              -                 267

     Restricted stock grants                          274               -         (78)              -                   -

     Purchase of 115,000 shares of  treasury            -         (1,091)            -              -                   -
     stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1994                         37,941         (1,091)       16,008         22,828             (2,933)

     Net income                                         -               -            -          8,524                   -

     Issuance of common stock for ESOP                  -               -        (111)              -                 267

     Restricted stock grants                          152               -         (19)              -                   -

     Stock options exercised                          166               -         (57)              -                   -

     Purchase of 54,000 shares of  treasury             -           (490)            -              -                   -
     stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1995                         38,259         (1,581)       15,821         31,352             (2,666)

     Net income                                         -               -            -       (26,674)                   -

     Issuance of common stock for ESOP                  -               -        (173)              -                 533

     Restricted stock grants                           32               -          (7)              -                   -

     Stock options exercised                           50               -         (23)              -                   -

     Purchase of 16,000 shares of  treasury             -           (179)            -              -                   -
     stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1996                    $    38,341   $     (1,760)   $   15,618  $       4,678   $         (2,133)
                                              ============  ============== ============ ==============  ==================


See accompanying notes.


                                            AMTRAN, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)
                                                                               Year ended December 31,
                                                                      1996                1995                1994
                                                               --------------------------------------------------------
Operating activities:
Net  income (loss)                                              $     (26,674)       $       8,524       $       3,486
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                                      61,661              55,827              46,178
     Deferred income taxes (credits)                                  (13,246)               4,025               2,226
     Other non-cash items                                               28,185               9,699               2,131
   Changes in operating assets and liabilities:
      Receivables                                                        3,919             (6,768)             (1,728)
      Inventories                                                        (948)               2,739             (3,027)
      Assets held for sale                                            (14,112)                   -                   -
      Prepaid expenses                                                   6,081             (4,061)             (3,572)
      Accounts payable                                                   2,519               (166)             (4,243)
      Air traffic liabilities                                          (6,632)              10,466               1,293
      Accrued expenses                                                 (8,582)               6,793              32,553
                                                               ----------------     ---------------     ---------------
    Net cash provided by operating activities                           32,171              87,078              75,297
                                                               ----------------     ---------------     ---------------

Investing activities:

Proceeds from sales of property and equipment                              529              21,564                 358
Capital expenditures                                                  (69,884)            (57,835)            (81,015)
Reductions of (additions to) other assets                                6,194             (7,761)                 257
                                                               ----------------     ---------------     ---------------
   Net cash used in investing activities                              (63,161)            (44,032)            (80,400)
                                                               ----------------     ---------------     ---------------

Financing activities:

Proceeds from long-term debt                                            21,390               6,000              45,000
Payments on long-term debt                                             (9,580)            (17,567)            (22,078)
Purchase of  treasury  stock                                             (179)               (490)             (1,091)
                                                               ----------------     ---------------     ---------------
   Net cash provided by (used in) financing activities                  11,631            (12,057)              21,831
                                                               ----------------     ---------------     ---------------

Increase (decrease) in cash and cash equivalents                      (19,359)              30,989              16,728
Cash and cash equivalents, beginning of period                          92,741              61,752              45,024
                                                               ----------------     ---------------     ---------------
Cash and cash equivalents, end of period                       $        73,382       $      92,741       $      61,752
                                                               ================     ===============     ===============

Supplemental disclosures:

Cash payments for:
   Interest                                                    $         3,823       $       4,515       $       3,376
   Income taxes                                                            515               1,069                 835

Financing and investing activities not affecting cash:
   Issuance of long-term debt directly for capital             $             -       $      31,708       $      15,851
expenditures

See accompanying notes.

================================================================================
Part II - Continued
================================================================================






Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

      Basis of Presentation and Business Description

      The consolidated financial statements include the accounts of Amtran, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company operates principally in one business segment through American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 95% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger services. Approximately 51.5% of the Company's 1996 operating revenues were generated through scheduled services to such destinations as Hawaii, Las Vegas, Florida and the Caribbean, while approximately 41.4% of 1996 operating revenues were derived from charter operations with independent tour operators and U.S.
      military services to numerous destinations throughout the world.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash Equivalents

      Cash equivalents are carried at cost and are primarily comprised of investments in U.S. Treasury bills and time deposits which are purchased with original maturities of three months or less (see Note 2).

      Assets Held For Sale

      Assets held for sale are carried at the lower of net book value or estimated net realizable value.

      Inventories

      Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over its estimated useful service life. The obsolescence allowance at December 31, 1996 and 1995, was $6.6 million and $5.6 million, respectively. Inventories are charged to expense when consumed.

      Revenue Recognition

      Revenues are recognized when the transportation is provided. Customer flight deposits and unused passenger tickets sold are included in air traffic liability. As is customary within the industry, the Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in the results of operations for the periods in which the evaluations are completed.

      Passenger Traffic Commissions

      Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid but not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

      Property and Equipment

      Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. Advanced payments for future aircraft purchases are recorded at cost. As of December 31, 1996 and 1995, the Company had made advanced payments for future aircraft deliveries totaling $2.7 million and $4.9 million, respectively. The estimated useful service lives for the principal depreciable asset classifications are as follows:



        Asset                                               Estimated Useful Service Life
        --------------------------------------------------- -----------------------------------------------
        Aircraft and related equipment:
              Lockheed L-1011                               16 years
        Major rotable parts, avionics and assemblies        Life of equipment to which applicable
                                                            (Generally ranging from 10-16 years)
        Improvements to leased flight equipment             Period of benefit or term of lease
        Other property and equipment                        3 - 7 years


      The costs of major airframe and engine overhauls are capitalized and amortized over their estimated useful lives based upon usage (or to earlier fleet common retirement dates) for both owned and leased aircraft.

      Financial Instruments

      The carrying amounts of cash equivalents, receivables and both variable-rate and fixed-rate debt (see Note 5) approximate fair value. The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements.

      Income (Loss) Per Share

      Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common share equivalents arising from restricted shares issued during the period. No effect has been given to options outstanding under the Company's incentive stock plans, as no material dilutive effect would result from their exercise (see Note 9).

2.    Cash and Cash Equivalents

      Cash and cash equivalents consisted of the following:

                                                                              December 31,
                                                                      1996                     1995
                                                                ------------------ ---- -------------------
                                                                -------------------------------------------
                                                                              (In thousands)
        Cash                                                              $18,523                 $ 21,714
        U.S. Treasury bill repurchase agreements                           54,859                   71,027
                                                                ------------------      -------------------
                                                                          $73,382                  $92,741
                                                                ==================      ===================


      Cash equivalents of $6.3 million and $6.0 million at December 31, 1996 and 1995, respectively, are pledged to collateralize amounts which could become due under letters of credit. At December 31, 1996 and 1995, there were no amounts drawn against letters of credit (see Note 4).


3.    Property and Equipment

      The Company's property and equipment consisted of the following:

                                                                               December 31,
                                                                      1996                            1995
                                                                ------------------ ---- -------------------
                                                                              (In thousands)
        Flight equipment, including airframes, engines and
        other                                                            $381,186                 $384,476
        Less accumulated depreciation                                     182,392                  163,846
                                                                ------------------      -------------------
                                                                          198,794                  220,630
                                                                ------------------      -------------------

        Facilities and ground equipment                                    51,874                   40,290
        Less accumulated depreciation                                      26,128                   20,152
                                                                ------------------      -------------------
                                                                           25,746                   20,138
                                                                ------------------      -------------------
                                                                         $224,540                 $240,768
                                                                ==================      ===================

4.    Short-Term Borrowings

      The Company maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for issuance of letters of credit. The credit facility is available until June 1997 and is collateralized by certain aircraft engines. Borrowings against the facility bear interest at the bank's prime rate plus .25%. There were no borrowings against this credit facility at December 31, 1996 or 1995. At December 31, 1996 and 1995, the Company had outstanding letters of credit aggregating $4.1 million and $2.9 million, respectively, under such facility.

5.    Long-Term Debt

      Long-term debt consisted of the following:

                                                                                     December 31,
                                                                                1996               1995
                                                                             ------------ ---- -------------
                                                                                    (In thousands)
       Notes payable to banks; prime to prime plus .75% (8.25% and 9% at         $123,246          $112,337
       December 31, 1996), payable in varying installments through April
       1999
       Note payable to institutional lender; fixed rate of 7.8% payable in
       varying installments through September 2003                                  9,106             2,860

       City of Indianapolis Economic Development Revenue Bond;
       9.88%, payable in quarterly installments through July 1997                     875             1,375

       City of Chicago variable rate special facility revenue bonds (4.75%
       at December 31, 1996), payable in December 2020                              6,000             6,000
       Notes payable to banks and institutional lenders                                 -             4,205
       Capitalized lease obligations and other                                     10,830            11,470
                                                                            --------------     -------------
                                                                                  150,057           138,247
       Less current maturities                                                     30,271             3,606
                                                                            --------------     -------------
                                                                                 $119,786          $134,641
                                                                            ==============     =============


      The Company's 1996 credit facility provides a maximum of $125.0 million, including a $25.0 million letter of credit facility. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables and certain rotables and spare parts. Effective September 30, 1996, the Company renegotiated certain terms of the bank credit facility along with the modification of certain loan covenants. In return for this covenant relief, the Company has agreed to implement changes to the underlying collateral for the facility and to change the interest rate applicable to borrowings under the facility. The Company has pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company has further agreed to begin reducing the maximum borrowing availability of $63.0 million collateralized by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through April 1999. Loans outstanding under the renegotiated facility bear interest, at the Company's option, at either
      (i) prime to prime plus 0.75%, or (ii) the Eurodollar rate plus 1.50% to 2.75%. The facility matures on April 1, 1999, and contains various covenants and events of defaults, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

      In December 1995, the Company issued $6.0 million in variable rate special revenue bonds through the City of Chicago. The Company is obligated to perform certain mandatory improvements to its Chicago-Midway Airport Maintenance facility with the bond proceeds.

      In December 1995, the Company entered into a sale/lease transaction with the City of Indianapolis on its maintenance facility at the Indianapolis International Airport which resulted in the advance of $10.0 million in cash to the Company, as secured by the maintenance facility. The Company is obligated to pay $.6 million per year to the City of Indianapolis for five years, which represents interest on the City's associated outstanding debt obligation. As of December 2000, the Company is required to repay the advance of $10.0 million to the City of Indianapolis, and may elect to repay the balance using special facility bonds underwritten by the City's Airport Authority, or by using the Company's own funds.

      At December 31, 1996, the Company has reclassified $19.9 million of bank credit facility borrowings from long-term debt to current maturities of long-term debt. Of this amount, $10.5 million is attributable to the scheduled reduction of availability collateralized by the owned Lockheed L-1011 fleet over the next 12 months. The remaining $9.4 million represents the amount of the spare Pratt & Whitney engines which are pledged to the bank facility and which will be repaid from the anticipated sale of the engines. The estimated market value of these spare engines is classified under current assets.

      The Company has made voluntary prepayments of long-term debt which has had the effect of reducing interest expense by approximately $5.9 million and $5.5 million during 1996 and 1995, respectively. The Company reborrowed the full amounts available to it as of December 31, 1996 and 1995.

      Future maturities of long-term debt are as follows:

                                    December 31, 1996
                                  -----------------------
                                      (In thousands)
          1997                           $  30,271
          1998                              19,486
          1999                              79,615
          2000                               1,483
          2001                               1,476
          Thereafter                        17,726
                                  -----------------------
                                         $ 150,057
                                  =======================


      Interest capitalized in connection with long-term asset purchase agreements was $1.4 million and $1.3 million in 1996 and 1995, respectively.

  6.   Lease Commitments

      At December 31, 1996, the Company had aircraft leases on four Lockheed L-1011s, 23 Boeing 727-200s, and seven Boeing 757-200s. The Lockheed L-1011s have an initial term of 60 months. The Boeing 757-200s have initial lease terms that expire from 1997 through 2015. The Boeing 727-200s have initial terms of three to seven years.

      The Company is responsible for all maintenance costs on these aircraft and must meet specified airframe and engine return conditions. The Company had previously been required to make maintenance reserve payments based upon the usage of certain leased aircraft, but is no longer subject to such requirements.

      As of December 31, 1996, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with original lease terms that vary from 3 to 40 years and expire at various dates through 2035. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership nor do they contain options to purchase.

      In December 1995, the Company sold its option to purchase its headquarters facility to the City of Indianapolis for $2.9 million, and thereafter entered into a capital lease agreement with the City relating to the continued use of the headquarters and maintenance facility. A gain on the sale of the option equal to $1.3 million was recognized in income in 1995, with the remainder of the gain to be amortized to income during the periods the headquarters facilities are used. The headquarters agreement has an initial term of four years, with two options to extend of three and five years, respectively, and is cancelable after two years with advance notice. The maintenance facility lease has a term of 39 years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

      Future minimum lease payments at December 31, 1996, for noncancelable operating leases with initial terms of more than one year are as follows:

                                                           Facilities
                                       Flight              And Ground
                                     Equipment              Equipment               Total
                             ----- --------------- ---- ------------------ ---- --------------
                                 (In thousands)
        1997                         $  55,513               $ 5,572              $ 61,085
        1998                            46,890                5,229                 52,119
        1999                            45,205                4,662                 49,867
        2000                            32,272                4,505                 36,777
        2001                           31,457                 3,143                 34,600
        Thereafter                    200,209                 20,377               220,586
                                   ---------------      ------------------      --------------
                                    $411,546                $43,488             $455,034
                                   ===============      ==================      ==============


      Rental expense for all operating  leases in 1996,  1995 and 1994 was $65.0
      million,  $63.0  million  and  $53.0  million,   respectively,   including
      maintenance reserve payments of $3.4 million in 1994.

7.    Income Taxes

      The provision for income tax expense (credit) consisted of the following:

                                                                   December 31,
                                                1996                   1995                   1994
                                           ---------------- ----- ---------------- ----- ----------------
                                                                  (In thousands)
        Federal:
         Current                                                           $1,280             $     (14)
                                              $          -
         Deferred                                 (11,798)                  4,399                 2,357
                                           ----------------       ----------------       ----------------
                                                  (11,798)                  5,679                 2,343
        State:
         Current                                       161                    107                   181
         Deferred                                  (1,270)                    343                  (131)
                                           ----------------       ----------------       ----------------
                                                                              450                    50
                                                   (1,109)
                                                                  ----------------       ----------------
                                           ----------------
        Income tax expense (credit)              $(12,907)                 $6,129                $2,393
                                           ================      =================       ================


      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                 December 31,
                                                                    1996              1995             1994
                                                             ------------ ---- ------------ ---- -----------
                                                                             (In thousands)
        Federal income taxes at statutory rate (credit)        $(13,457)            $4,982           $1,999
        State income taxes, net of federal benefit                 (732)               535              295
        Non-deductible expenses                                   1,282                998            1,155
        Benefit ofchange in estimate of state income tax
        rate                                                           -             (258)            (468)
        Benefit of tax reserve adjustments                             -             (203)            (610)
        Other, net                                                     -               75               22
                                                             ------------      ------------      -----------
        Income tax expense (credit)                            $(12,907)           $6,129           $2,393
                                                             ============      ============      ===========


      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred income tax liability components are as follows:


                                                                                 December 31,
                                                                                     1996 1995
                                                                           -------------------------
                                                                                (In thousands)

        Deferred tax liabilities:
         Tax depreciation in excess of book depreciation                    $56,885              $57,167
         Other taxable temporary differences                                    476                  228
                                                                      --------------       --------------
               Deferred tax liabilities                                      57,361               57,395
        Deferred tax assets:
         Amortization of lease credits                                        2,044                2,109
         Tax benefit of net operating loss carryforwards                     29,852               17,420
         Investment and other tax credit carryforwards                        4,720                4,506
         Other deductible temporary differences                               4,928                4,296
                                                                      --------------       --------------
               Deferred tax assets                                          $41,544              $28,331
        Deferred taxes classified as:
        Current asset                                                         4,399                8,885
                                                                      --------------      ---------------
        Non-current liability                                               $20,216              $37,949
                                                                      ==============      ===============

      At December 31, 1996, for federal tax reporting purposes, the Company had approximately $81.7 million of net operating loss carryforwards available to offset future federal taxable income and $4.7 million of investment and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforwards expire as follows: 2002, $11.9 million; 2003, $8.1 million; 2004, $9.0 million; 2005, $3.6 million;
      2009, $14.8 million; 2011, $34.4 million. Investment tax credit carryforwards of $.9 million expire principally in 2000 and other tax credit carryforwards of $3.8 million have no expiration dates.


8.    Retirement Plan

      The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 30% of the amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 1996, 1995 and 1994 were $1.3 million, $1.2 million, and $1.0 million, respectively.

      In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. The Company recognized $.3 million, $.4 million, and $.2 million in 1996, 1995 and 1994, respectively, as compensation expense related to the ESOP. Shares of common stock held by the ESOP will be allocated to participating employees annually as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year is recognized as compensation expense.

9.    Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. As of December 31, 1996, the Company had repurchased 185,000 shares at a total cost of $1.8 million.

      The Company's 1993 Incentive Stock Plan (1993 Plan) authorizes the grant of options to key employees for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for key employees (1996 Plan), which has not been approved by the Company's shareholders, authorizes the grant of options to key employees for up to 2,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods up to three years of continued employment.

      A summary of common stock option changes during 1996 follows:



                                                             Number of            Weighted-Average
                                                               Shares             Exercise Price
                                                          ---------------
        Outstanding at December 31, 1994                         313,050               $13.73

         Granted                                                 190,000               $8.71
         Exercised                                                10,417               $10.56
         Canceled                                                 97,333               $11.73
                                                          ---------------
        Outstanding at December 31, 1995                         395,300               $11.92

         Granted                                               1,302,400               $7.87
         Exercised                                                 3,100               $8.94
         Canceled                                                 64,700               $10.87
                                                          ---------------
        Outstanding at December 31, 1996                       1,629,900               $8.74
                                                          ===============

        Options exercisable at December 31, 1996              497,015                  $9.99
                                                          ===============


      During 1996, the Company adopted FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123) with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The weighted-average fair value of options granted during 1996 and 1995 is estimated at $4.49 and $5.74 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6% and 7.92%; expected market price volatility of .48 and .40; weighted-average expected option life equal to the contractual term; estimated forfeitures of 5%; and no dividends.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). Therefore, because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The Company's pro forma information follows:

                                                              1996              1995
                                                      (In thousands except per share data)

            Net income (loss) as reported                     $(26,674)             $8,524

            Net income (loss) pro forma                        (28,864)              8,456

            Earnings (loss) per share as reported               (2.31)                .74

            Earnings (loss) per share pro forma                 (2.50)                .74


      Options outstanding at December 31, 1996 expire from August 2001 to February 2006. A total of 1,270,100 shares are reserved for future grants as of December 31, 1996 under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                                                           Range of Exercise Prices

                                                                 1996          1995
        Options outstanding:                                   $7 - 11     $12 - 16

         Weighted-Average Remaining
            Contractual Life                                  3.3 years    8.3 years
         Weighted-Average Exercise Price                          $7.48       $14.28
         Number                                               1,328,700      301,200

        Options exercisable:
          Weighted-Average Exercise Price                         $7.67       $16.00
          Number                                                358,315      138,700


10.   Major Customer

      The United States Government is the only customer that accounted for more than 10% of consolidated revenues. U.S. Government revenues accounted for 11%, 11% and 16% of consolidated revenues for 1996, 1995 and 1994, respectively.


11.   Commitments and Contingencies

      In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, provides for deliveries of aircraft between 1995 and 1998. As of December 31, 1996, the Company had taken delivery of four Boeing 757-200s under this purchase agreement and financed those aircraft using operating leases. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 13 RB211-535E4 engines to power the six Boeing 757 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which was effective January 1, 1995, Rolls-Royce provides the Company various credits for spare parts and maintenance purchases, together with engine overhaul cost guarantees for certain qualified Rolls-Royce engines currently used by the Company.

      If the Company does not take delivery of the purchased engines, the credits and cost guarantees that have been used are refundable to Rolls-Royce. These two agreements have an aggregate purchase price of approximately $50.0 million per aircraft, subject to escalation. Advance payments totaling approximately $22.0 million ($11.0 million per aircraft) are required to be made for the undelivered aircraft, with the balance due upon delivery. As of December 31, 1996 and 1995, the Company had made $2.7 million and $5.0 million in advanced payments, respectively, pertaining to aircraft deliveries scheduled to take place within one year.

      In the first quarter of 1996, the Company purchased four additional Boeing 727-200 aircraft, and had financed all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a sixth Boeing 727-200 aircraft which had been previously financed by the Company through an operating lease. This aircraft was financed through the separate bridge debt facility as of September 30, 1996, but is expected to be financed long term through a sale/leaseback transaction.

      The Company entered into an agreement in October 1995 with a supplier which provides for the purchase of four engine hushkits and for the option to purchase three additional hushkits on the same terms, for installation on newly acquired Boeing 727-200 aircraft.

      Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. The majority of these suits are covered by insurance. In the opinion of management, the resolution of these claims will not have a material adverse effect on the business, operating results or financial condition of the Company.

                                 Financial Statements and Supplementary Data
                                          Amtran, Inc. and Subsidiaries
                                        1996 Quarterly Financial Summary
                                                   (Unaudited)
--------------------------------------------------- ------------- -------------- ------------------- ------------------
(In thousands, except per share data)                 March 31       June 30        September 30        December 31
--------------------------------------------------- ------------- -------------- ------------------- ------------------

Operating revenues                                      $207,135       $195,395            $199,698         $148,623
Operating expenses                                       201,918        198,498             218,776          168,106
Operating income (loss)                                    5,217        (3,103)            (19,078)         (19,483)
Other income (expenses), net                               (855)          (471)               (355)          (1,453)
Income (loss) before income taxes                          4,362        (3,574)            (19,433)         (20,936)
Income taxes (credits)                                     2,009        (1,289)             (6,800)          (6,827)
Net income (loss)                                      $   2,353      $ (2,285)           $(12,633)        $(14,109)
Net income (loss) per share                          $       .21    $     (.20)         $    (1.09)      $    (1.23)

                                          Amtran, Inc. and Subsidiaries
                                        1995 Quarterly Financial Summary
                                                   (Unaudited)
--------------------------------------------------- ------------- -------------- ------------------- ------------------
(In thousands, except per share data)                 March 31       June 30        September 30        December 31
--------------------------------------------------- ------------- -------------- ------------------- ------------------

Operating revenues                                      $182,618       $173,338            $194,427         $164,626
Operating expenses                                       171,811        167,332             186,783          171,147
Operating income (loss)                                   10,807          6,006               7,644          (6,521)
Other income (expenses), net                               (825)          (597)               (758)          (1,103)
Income (loss) before income taxes                          9,982          5,409               6,886          (7,624)
Income taxes (credits)                                     4,578          2,085               3,295          (3,829)
Net income (loss)                                       $  5,404       $  3,324            $  3,591         $(3,795)
Net income (loss) per share                             $    .46       $    .29            $    .31         $  (.32)



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

--------------------------------------------------------------------------------
Part III
--------------------------------------------------------------------------------




Item 10.   Directors and Officers of the Registrant

The information contained on page 12 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


Item 11.   Executive Compensation

The information contained on pages 15 through 17 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained on page 14 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13.   Certain Relationships and Related Transactions

The information contained on pages 13 and 14 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)  (1)  Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1996, are included in Item 8:

                  o  Consolidated Balance Sheets for years ended December 31,
                       1996 and 1995

                  o Consolidated Statements of Operations for years ended December 31, 1996, 1995 and 1994

                  o Consolidated Statement of Changes in Shareholders' Equity for years ended December 31, 1996, 1995 and 1994

                  o Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994

                  o Notes to Consolidated Financial Statements as of December 31, 1996

                (2) Financial Statement Schedules

                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                (3) Exhibits

                    The following exhibits are submitted as a separate section of this report:

                                                                       Page
                    23.   Consent of Independent Auditor                66


            (b)     Reports on Form 8-K

                    There were no Form 8-Ks filed during the quarter ended December 31, 1996.

            (c)     Exhibits

                    This section is not applicable.

            (d)     Financial Statement Schedule

                    This section is not applicable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amtran, Inc.
                            (Registrant)



Date
                            J. George Mikelsons
                            Chairman



Date
                            Stanley L. Pace
                            President and Chief Executive Officer
                            Director



Date
                            Dalen D. Thomas
                            Senior Vice President Sales, Marketing and
                               Strategic Planning
                            Director



Date
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer
                               and President of ATA Training Corporation
                            Director



Date
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer Director



Date
                            Robert A. Abel
                            Director


Date
                             William P. Rogers, Jr.
                             Director



Date
                             Andrejs P. Stipnieks
                             Director

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


              Exhibit 23






                CONSENT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement Form S-8 No. 33-65708 pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries of our report dated February 7, 1997, with respect to the consolidated financial statements included in the Annual Report (Form 10-K) for the year ended December 31, 1996.





              Indianapolis, Indiana
              March 26, 1997