Form 10-K/A
period 1996-12-31
AMTRAN INC
filed 1997-05-08
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Portions of the Amtran Inc. and Subsidiaries' Proxy Statement dated April 1, 1997, are incorporated by reference into Part III.






                                TABLE OF CONTENTS
                         FORM 10-K/A ANNUAL REPORT - 1996
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

                                                                     Year Ended December 31,

                                1987     1988     1989    1990     1991     1992     1993     1994       1995      1996
                                                                       (Dollars in millions)
Operating revenues              $254.4   $253.9  $279.1   $371.4   $414.0   $421.8  $467.9     $580.5    $715.0   $ 750.9
Net income (loss)               $  3.2   $  7.0  $  4.4   $ (2.0)  $  5.6   $ (2.1) $  3.0     $  3.5    $  8.5   $ (26.7)

Total assets                    $183.0   $193.4  $238.4   $251.8   $237.4   $239.0  $269.8     $346.3    $413.1   $ 370.3
Block hours                     48,870   42,642  49,222   57,847   60,177   65,583  76,542    103,657   126,295   138,114
ASMs (in millions)               5,287    4,857   5,374    6,755    7,111    7,521   8,232     10,443    12,522    13,296
Employees (at period end)        1,675    1,789   2,134    2,310    2,205    2,412   3,418      4,136     4,830     4,435


                Services Offered

                The Company generally provides its airline services to its customers in the form of charter and scheduled service sales.

                The following table provides a summary of the Company's total revenue for the periods indicated:


                                                                            Year Ended December 31,
                                                    -------------------------------------------------------------------------

                                                       1992           1993           1994            1995            1996
                                                    -----------    -----------    ------------    ------------    -----------

                                                                             (Dollars in millions)

                    Charter
                       Tour operator                    $271.5         $207.4          $196.1          $222.2         $218.2
                       Ambassadair (air only)              5.4            6.3             7.9             7.3            8.2
                       Military                           47.1           78.4            91.8            77.5           84.2
                                                    -----------    -----------    ------------    ------------    -----------

                    Total charter                        324.0          292.1           295.8           307.0          310.6
                    Scheduled service                     61.1          138.0           240.7           362.0          386.5
                    Other                                 36.7           37.8            44.0            46.0           53.8
                                                    -----------    -----------    ------------    ------------    -----------

                    Total                               $421.8         $467.9          $580.5          $715.0         $750.9
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

                Tour Operator Programs. Demand from tour operators for the Company's low-cost, leisure services declined by 1.4% in 1996 over 1995. This component accounted for approximately 30.2% of the Company's total revenues and 32.8% of ASMs for 1996. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating over extended periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft (which includes the services of the cockpit crew and flight attendants, together with check-in, baggage handling and maintenance services, catering and all necessary aircraft handling services) and assumes responsibility and risk for the actual sale of the available aircraft seats. Because the Company operates primarily on a contract basis, it can, subject to competitive constraints, structure the terms of each contract to reflect the costs of providing the specific service, together with an acceptable return.

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

                At December 31, 1996, the Company operated a fleet of 45 aircraft. Two additional Lockheed L-1011 aircraft, not currently on the Company's operating certificate, were also subject to operating leases at the end of 1996. The following table summarizes the ownership,lease term (where applicable), standard seating configuration, and Stage 2/Stage 3 noise characteristics of each aircraft operated by the Company as of the end of 1996.

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


Restructuring of Scheduled Service Operations and Fleet Types

Beginning in May 1996, and continuing into the third quarter, the Company undertook a detailed study of the profitability of its scheduled service, military and tour operator business units. This analysis initially covered the six quarters ended June 30, 1996, and disclosed that a significant number of scheduled service markets being served by the Company had become increasingly unprofitable. Although some markets had been unprofitable during 1995, a more significant deterioration in profitability in Boston, intra-Florida and certain other markets occurred during late 1995 and the first half of 1996. This analysis also showed that the Company's charter and military operations were generally profitable during the same periods, although results from these operations in 1996 were also adversely affected by some of the factors that affected scheduled service.

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

A separate aspect of the Company's 1996 study of business unit profitability was directed toward the relative economics of the Company's three aircraft fleet types as they were being used in scheduled service, charter and military flying. Although all fleet types were being used profitably in some operations, the Company determined that in many scheduled service markets the Boeing 727-200 was a more profitable alternative aircraft than the Boeing 757-200. As a result, on July 29, 1996, the Company entered into a Letter of Intent with a major lessor to reduce the Company's Boeing 757-200 fleet by five units, and in the fourth quarter of 1996 the Company entered into an additional transaction with the same lessor to further reduce the number of Boeing 757-200 aircraft by two units. These transactions were completed by December 16, 1996, and reduced the Company's fleet of Boeing 757-200 aircraft as of the end of 1996 from a previously planned 13 units to seven actual units. In addition, these transactions eliminated all Pratt-&-Whitney-powered Boeing 757-200 aircraft from the Company's fleet, which became solely Rolls-Royce-powered by the end of 1996.

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

In 1996, the Company recorded a $4.5 million loss on disposal of assets associated with Boeing 757-200 aircraft (see "Disposal of Assets").


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

The analysis of profitability by business unit which was performed by the Company for the six quarters ended June 30, 1996, disclosed that both military and tour operator components had produced consistent profits over the period studied. The Company's Lockheed L-1011 fleet performed well in a charter environment based upon relatively low frequency of operation and high passenger load factors, and the Boeing 757-200 performed well in the military business unit while the Boeing 727-200 worked well with certain tour operators. The Company began to implement strategies to improve the financial performance of charter operations in the third and fourth quarters of 1996, and both tour operator and military flying are expected to play a role of growing significance in the Company's future business operations.

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

The Company operates in two principal components of the tour operator business, known as "track charter" and "specialty charter". The larger track charter business component is generally comprised of repetitive domestic and international flights between designated city pairs, which support high passenger load factor and low frequency rotations marketed through tour operators, and which provide value-priced and convenient non stop service to these vacation destinations. The track charter business component allows the Company to attain reasonable levels of aircraft and crew utilization and often provides significant protection to the Company from fuel price increases through the use of fuel escalation reimbursement clauses. The Company's analysis of profitability for track charter operations in 1996 and 1995, however, disclosed only modest average profit margins for those periods. During the late 1996 restructuring of scheduled service operations, therefore, the Company also sought to negotiate changes in existing track charter contracts to provide better profit performance for this business unit. Although some tour operators were not able to maintain existing programs with the Company under required economics, other tour operators, and new tour operators, have agreed to new contracts under which the Company expects to improve track charter profit performance in future periods. These new agreements generally become effective for the spring and summer of 1997.

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

The Company believes that improved track charter economics, combined with expanded high-margin specialty charter programs, offer a unique opportunity to the Company to improve the overall financial performance of this business unit in 1997 and future years.

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

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members that is incurred to position crews away from their bases to operate all Company flights throughout the world. The cost of air transportation is generally more significant for the charter business unit since these flights often operate between cities in which Company crews are not normally based and may involve extensive international positioning of crews. Hotel and per diem expenses are incurred for both scheduled and charter services, although higher per diem and hotel rates generally apply to international assignments.

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

The  Company  also  owns  four  spare  Pratt & Whitney  engines,  together  with consumable, repairable and rotable components that are specific to the Pratt-&-Whitney-powered Boeing 757-200s. The net book value of these engines and parts approximates $14.1 million as of December 31, 1996. The Company is actively seeking to sell these assets and has therefore reclassified their net book value as Assets Held For Sale under current assets in the accompanying balance sheet.

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

Scheduled service RPMs increased 46.9% in 1995 compared to 1994 on a capacity increase of 39.5% in ASMs between years, resulting in an improved passenger load factor of 70.8% in 1995 as compared to 67.2% in 1994. Passengers boarded increased 47.3% from 2.24 million in 1994 to 3.30 million in 1995. Scheduled service departures increased 39.4% from 19,800 in 1994 to 27,600 in 1995. The Company increased scheduled service traffic from Indianapolis, Chicago-Midway, Milwaukee and Boston to Florida, Las Vegas, Hawaii and selected Caribbean destinations. Scheduled service flown in 1995 from St. Louis and Boston had no comparable service in 1994. The Company ceased scheduled service operations in St.Louis in August 1995, but continues to serve important charter markets from St. Louis.

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

The Company and other competing air carriers are compensated for U.S. military flying based upon reimbursement rates set by the United States government. These reimbursement rates have generally declined over the last several contract years, resulting in lower yields for this business unit. Military yield in 1995 declined 6.1% to 12.11 cents per RPM as compared to 12.89 cents per RPM in 1994. Although the Company's military yields are comparatively higher than for tour operators and scheduled service business units, military passenger load factors are comparatively much lower, and the Company can incur substantial non-recurring costs to accommodate military flying which often becomes available on short notice. The Company's reduction of military ASMs in 1995 was largely the result of decisions to deploy the Company's aircraft into selected scheduled service and tour operator markets, where the Company believes that more repetitive frequencies and more predictable revenues and costs can be achieved in the long term.

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

Net cash provided by (used in) financing activities was $11.6 million,($12.1) million, and $21.8 million, respectively, for 1996, 1995 and 1994.

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

On July 29, 1996, the Company entered into a letter of intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the letter of intent, the Company canceled leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and returned these aircraft to the lessor by the end of 1996. The Company was required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor reimbursed the Company for certain leasehold improvements made to some aircraft and credited the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases reduced the Company's fleet of Pratt-&-Whitney-powered Boeing 757-200 aircraft from seven to two units. The Company also agreed to terminate existing operating leases on three Lockheed L-1011 aircraft, and to purchase the airframes pertaining to these aircraft while signing a new lease covering only the nine related engines; the Lockheed L-1011 transaction was not completed before the end of 1996. In association with this letter of intent, the lessor provided the Company with approximately $6.4 million in additional unsecured financing for a term of seven years. This transaction accounted for $2.3 million of the $4.7 million loss on disposal of assets recorded in the third quarter of 1996 (see "Disposal of Assets").

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

Taking into account the foregoing, the Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company:

1. The restructuring of the Company's scheduled service operations has resulted in significant operating and net losses for the third and fourth quarters of 1996 and has imposed higher fixed costs on the traditionally profitable charter business unit of the Company. Future actions of the Company's competitors, or unfavorable future economic conditions, such as high fuel prices or a sustained reduction in demand for the Company's services, could render such restructuring insufficient to return the Company to sustained profitability.

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

9. The Company has faced intensified competition in 1996 from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's business units, including changes in prices and seat capacity offered in individual markets, could have a material effect on the profit performance of those business units of the Company.

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

12. The Company is subject to regulation under the jurisdictions of the Department of Transportation and the Federal Aviation Administration, and by certain other governmental agencies. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA has issued regulations imposing standards on airlines for the limitation of engine noise and standards to address aging aircraft maintenance procedures. The Company could become subject to future regulations which could impose new and significant operating costs on the Company. A modification, suspension or revocation of the Company's DOT or FAA authorizations or certificates could have a material adverse affect on the Company.

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






Indianapolis, Indiana
February 7, 1997



                                            AMTRAN, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)
                                                                                December 31,         December 31,
                                                                                 1996                    1995
                                                                            ----------------      --------------------
                                                                            ------------------------------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                            $          73,382    $               92,741
     Receivables, net of allowance for doubtful accounts
     (1996 - $1,274; 1995 - $1,303)                                                  20,239                    24,158
     Inventories,  net                                                               13,888                    13,959
     Assets held for sale                                                            14,112                         -
     Prepaid expenses and other current assets                                       14,672                    25,239
                                                                        --------------------   -----------------------
Total current assets                                                                136,293                   156,097

Property and equipment:
     Flight equipment                                                               381,186                   384,476
     Facilities and ground equipment                                                 51,874                    40,290
                                                                        --------------------   -----------------------
                                                                                    433,060                   424,766
     Accumulated depreciation                                                     (208,520)                 (183,998)
                                                                        --------------------   -----------------------
                                                                                    224,540                   240,768

Deposits and other assets                                                             9,454                    16,272
                                                                        --------------------   -----------------------

Total assets                                                              $         370,287    $              413,137
                                                                        ====================   =======================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                 $          30,271    $                3,606
     Accounts payable                                                                13,671                    11,152
     Air traffic liabilities                                                         49,899                    56,531
     Accrued expenses                                                                64,813                    76,312
                                                                        --------------------   -----------------------
Total current liabilities                                                           158,654                   147,601

Long-term debt, less current maturities                                             119,786                   134,641
Deferred income taxes                                                                20,216                    37,949
Other deferred items                                                                 16,887                    11,761

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                           -                         -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 11,799,852 - 1996; 11,790,752 - 1995                                 38,341                    38,259
     Treasury stock: 185,000 shares - 1996; 169,000 shares - 1995                   (1,760)                   (1,581)
     Additional paid-in-capital                                                      15,618                    15,821
     Retained earnings                                                                4,678                    31,352
     Deferred compensation - ESOP                                                   (2,133)                   (2,666)
                                                                        --------------------   -----------------------
                                                                                     54,744                    81,185
                                                                        --------------------   -----------------------

Total liabilities and shareholders' equity                                $         370,287    $              413,137
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



                                         AMTRAN, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (Dollars in thousands)

                                                                           Additional                        Deferred
                                                  Common      Treasury       Paid-in         Retained      Compensation
                                                   Stock         Stock       Capital         Earnings          ESOP
                                              ---------------------------- ------------ --------------  ------------------
Balance, December 31, 1993                    $    37,667   $           -   $   16,132  $      19,342   $         (3,200)

     Net income                                         -               -            -          3,486                   -

     Issuance of common stock for ESOP                  -               -         (46)              -                 267

     Restricted stock grants                          274               -         (78)              -                   -

     Purchase of 115,000 shares of  treasury            -         (1,091)            -              -                   -
stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1994                         37,941         (1,091)       16,008         22,828             (2,933)

     Net income                                         -               -            -          8,524                   -

     Issuance of common stock for ESOP                  -               -        (111)              -                 267

     Restricted stock grants                          152               -         (19)              -                   -

     Stock options exercised                          166               -         (57)              -                   -

     Purchase of 54,000 shares of  treasury             -           (490)            -              -                   -
     stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1995                         38,259         (1,581)       15,821         31,352             (2,666)

     Net loss                                           -               -            -       (26,674)                   -

     Issuance of common stock for ESOP                  -               -        (173)              -                 533

     Restricted stock grants                           32               -          (7)              -                   -

     Stock options exercised                           50               -         (23)              -                   -

     Purchase of 16,000 shares of  treasury             -           (179)            -              -                   -
     stock
                                              ------------  -------------- ------------ --------------  ------------------

Balance, December 31, 1996                    $    38,341   $     (1,760)   $   15,618  $       4,678   $         (2,133)
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

2.    Cash and Cash Equivalents

      Cash and cash equivalents consisted of the following:

                                                                               December 31,
                                                                      1996                     1995
                                                                ------------------ ---- -------------------
                                                                -------------------------------------------
                                                                              (In thousands)
        U.S. Treasury bill repurchase agreements                           54,859                   71,027
                                                                ------------------      -------------------
                                                                          $73,382                  $92,741
                                                                ==================      ===================


      Cash equivalents of $6.3 million and $6.0 million at December 31, 1996 and 1995, respectively, are pledged to collateralize amounts which could become due under letters of credit. At December 31, 1996 and 1995, there were no amounts drawn against letters of credit (see Note 4).


3.    Property and Equipment

      The Company's property and equipment consisted of the following:

                                                                               December 31,
                                                                      1996                            1995
                                                                ------------------ ---- -------------------
                                                                              (In thousands)
        Flight equipment, including airframes, engines and               $381,186                 $384,476
        other
        Less accumulated depreciation                                     182,392                  163,846
                                                                ------------------      -------------------
                                                                          198,794                  220,630
                                                                ------------------      -------------------

        Facilities and ground equipment                                    51,874                   40,290
        Less accumulated depreciation                                      26,128                   20,152
                                                                ------------------      -------------------
                                                                           25,746                   20,138
                                                                ------------------      -------------------
                                                                         $224,540                 $240,768
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

      Future maturities of long-term debt are as follows:

                                    December 31, 1996
                                  -----------------------
                                      (In thousands)
          1997                           $   30,271
          1998                             19,486
          1999                             79,615
          2000                              1,483
          2001                              1,476
          Thereafter                      17,726
                                  -----------------------
                                         $150,057
                                  =======================


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

7.    Income Taxes

      The provision for income tax expense (credit) consisted of the following:

                                                                   December 31,
                                                1996                   1995                   1994
                                           ---------------- ----- ---------------- ----- ----------------
                                                                  (In thousands)
        Federal:
         Current                                                           $1,280             $     (14)
                                              $          -
         Deferred                                 (11,798)                  4,399                  2,357
                                           ----------------       ----------------       ----------------
                                                  (11,798)                  5,679                  2,343
        State:
         Current                                       161                    107                    181
         Deferred                                  (1,270)                    343                  (131)
                                           ----------------
                                                                  ----------------       ----------------
                                                                              450                     50
                                                   (1,109)
                                                                  ----------------       ----------------
                                          =================
        Income tax expense (credit)              $(12,907)                 $6,129                 $2,393
                                          =================      =================       ================


      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                 December 31,
                                                                    1996              1995             1994
                                                             ------------ ---- ------------ ---- -----------
                                                                             (In thousands)
        Federal income taxes at statutory rate (credit)        $(13,457)            $4,982           $1,999
        State income taxes, net of federal benefit                 (732)               535              295
        Non-deductible expenses                                   1,282                998            1,155
        Benefit of change in estimate of state income tax
        rate                                                           -             (258)            (468)
        Benefit of tax reserve adjustments                             -             (203)            (610)
        Other, net                                                     -                75               22
                                                             ------------      ------------      -----------
        Income tax expense (credit)                            $(12,907)            $6,129           $2,393
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



                                                                                 December 31,
                                                                                     1996 1995
                                                                           -------------------------
                                                                                (In thousands)

        Deferred tax liabilities:
         Tax depreciation in excess of book depreciation                    $56,885              $57,167
         Other taxable temporary differences                                    476                  228
                                                                      --------------       --------------
               Deferred tax liabilities                                     $57,361              $57,395
        Deferred tax assets:
         Amortization of lease credits                                     $  2,044             $  2,109
         Tax benefit of net operating loss carryforwards                     29,852               17,420
         Investment and other tax credit carryforwards                        4,720                4,506
         Other deductible temporary differences                               4,928                4,296
                                                                      --------------       --------------
               Deferred tax assets                                          $41,544              $28,331
        Deferred taxes classified as:
        Current asset                                                      $  4,399             $  8,885
        Non-current liability                                               $20,216              $37,949
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

      The Company's 1993 Incentive Stock Plan (1993 Plan) authorizes the grant of options to key employees for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for key employees (1996 Plan), which has not been approved by the Company's shareholders, authorizes the grant of options to key employees for up to 3,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods up to three years of continued employment.

      A summary of common stock option changes follows:



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


      Options outstanding at December 31, 1996 expire from August 2001 to February 2006. A total of 2,270,100 shares are reserved for future grants as of December 31, 1996 under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:


        Range of Exercise Prices                                 $7 - 11     $12 - 16

        Options outstanding:

         Weighted-Average Remaining
            Contractual Life                                   3.3 years     8.3 years
         Weighted-Average Exercise Price                           $7.48        $14.28
         Number                                                1,328,700       301,200

        Options exercisable:
          Weighted-Average Exercise Price                          $7.67        $16.00
          Number                                                 358,315       138,700


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



                                 Financial Statements and Supplementary Data
                                          Amtran, Inc. and Subsidiaries
                                        1996 Quarterly Financial Summary
                                                   (Unaudited)
--------------------------------------------------- ------------- -------------- ------------------- ------------------
(In thousands, except per share data)                 March 31       June 30        September 30        December 31
--------------------------------------------------- ------------- -------------- ------------------- ------------------

Operating revenues                                      $207,135       $195,395            $199,698         $148,623
Operating expenses                                       201,918        198,498             218,776          168,106
Operating income (loss)                                    5,217        (3,103)            (19,078)         (19,483)
Other expenses                                             (855)          (471)               (355)          (1,453)
Income (loss) before income taxes                          4,362        (3,574)            (19,433)         (20,936)
Income taxes (credits)                                     2,009        (1,289)             (6,800)          (6,827)
Net income (loss)                                      $   2,353      $ (2,285)           $(12,633)        $(14,109)
Net income (loss) per share                            $     .21      $   (.20)           $  (1.09)        $  (1.23)

                                          Amtran, Inc. and Subsidiaries
                                        1995 Quarterly Financial Summary
                                                   (Unaudited)
--------------------------------------------------- ------------- -------------- ------------------- ------------------
(In thousands, except per share data)                 March 31       June 30        September 30        December 31
--------------------------------------------------- ------------- -------------- ------------------- ------------------

Operating revenues                                      $182,618       $173,338            $194,427         $164,626
Operating expenses                                       171,811        167,332             186,783          171,147
Operating income (loss)                                   10,807          6,006               7,644          (6,521)
Other expenses                                             (825)          (597)               (758)          (1,103)
Income (loss) before income taxes                          9,982          5,409               6,886          (7,624)
Income taxes (credits)                                     4,578          2,085               3,295          (3,829)
Net income (loss)                                      $   5,404     $    3,324          $    3,591        $ (3,795)
Net income (loss) per share                            $     .46     $      .29          $      .31        $   (.32)



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

--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------


Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)(1)  Financial Statements

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


                            Amtran, Inc.
                            (Registrant)




Date      May 1, 1997
                            Stanley L. Pace
                            President and Chief Executive Officer
                            Director




Date      May 1, 1997
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer
                              and President of ATA Training Corporation
                            Director




Date      May 1, 1997
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer Director




Date      May 1, 1997
                            Dalen D. Thomas
                            Senior Vice President Sales, Marketing and
                              Strategic Planning
                            Director

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


              Exhibit 23






                CONSENT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement Form S-8 No. 33-65708 pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries of our report dated February 7, 1997, with respect to the consolidated financial statements, as amended, included in the Annual Report (Form 10-K/A) for the year ended December 31, 1996.





              Indianapolis, Indiana
              May 1, 1997