Form 10-Q
period 1997-03-31
AMTRAN INC
filed 1997-05-15
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997
                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period
     From                       to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes    X        No   ______

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

Common Stock, Without Par Value - 11,613,852 shares outstanding as of April 30, 1997


                                         AMTRAN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)


                                                                             March 31,            December 31,
                                                                               1997                   1996

                                                                       -------------------   -------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                          $          65,953    $           73,382
     Receivables, net of allowance for doubtful accounts
          (1997 - $1,342; 1996 - $1,274)                                           21,591                20,239
     Inventories,  net                                                             14,350                13,888
     Assets held for sale                                                          13,703                14,112
     Prepaid expenses and other current assets                                     16,897                14,672
                                                                       -------------------   -------------------
Total current assets                                                              132,494               136,293

Property and equipment:
     Flight equipment                                                             399,126               381,186
     Facilities and ground equipment                                               52,257                51,874
                                                                       -------------------   -------------------
                                                                                  451,383               433,060
     Accumulated depreciation                                                   (220,217)             (208,520)
                                                                       -------------------   -------------------
                                                                                  231,166               224,540

Deposits and other assets                                                          11,417                 9,454
                                                                       -------------------   -------------------

Total assets                                                            $         375,077    $          370,287
                                                                       ===================   ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                               $          33,851    $           30,271
     Accounts payable                                                               9,775                13,671
     Air traffic liabilities                                                       57,942                49,899
     Accrued expenses                                                              64,554                64,813
                                                                       -------------------   -------------------
Total current liabilities                                                         166,122               158,654

Long-term debt, less current maturities                                           114,140               119,786
Deferred income taxes                                                              23,001                20,216
Other deferred items                                                               13,386                16,887

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                         -                     -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 11,798,852 - 1997; 11,799,852 - 1996                               38,348                38,341
     Additional paid-in-capital                                                    15,541                15,618
     Deferred compensation - ESOP                                                 (1,600)               (2,133)
     Treasury stock: 185,000 shares - 1997; 185,000 shares - 1996                 (1,760)               (1,760)
     Retained earnings                                                              7,899                 4,678
                                                                       -------------------   -------------------

                                                                                   58,428                54,744
                                                                       -------------------   -------------------

Total liabilities and shareholders' equity                              $         375,077    $          370,287
                                                                       ===================   ===================


See accompanying notes.


                                       AMTRAN, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands, except per share data)



                                                                          Three Months ended March 31,
                                                                            1997                  1996
                                                                    -----------------------------------------
                                                                         (Unaudited)           (Unaudited)
Operating revenues:
   Charter                                                          $          100,346    $           83,205
   Scheduled service                                                            82,004               110,453
   Ground package                                                                5,854                 7,248
   Other                                                                         6,080                 6,229
                                                                    -------------------   -------------------
Total operating revenues                                                       194,284               207,135
                                                                    -------------------   -------------------

Operating expenses:
   Fuel and oil                                                                 40,671                40,346
   Salaries, wages and benefits                                                 40,490                41,149
   Handling, landing and navigation fees                                        17,248                19,771
   Aircraft rentals                                                             14,147                17,125
   Depreciation and amortization                                                14,140                15,561
   Aircraft maintenance, materials and repairs                                  11,085                13,624
   Passenger service                                                             8,186                 9,215
   Crew and other employee travel                                                7,920                 7,788
   Commissions                                                                   5,934                 7,378
   Ground package cost                                                           5,215                 5,428
   Advertising                                                                   3,514                 2,527
   Other selling expenses                                                        3,199                 5,578
   Facilities and other rentals                                                  2,119                 2,045
   Other                                                                        12,688                14,169
                                                                    -------------------   -------------------
Total operating expenses                                                       186,556               201,704
                                                                    -------------------   -------------------
Operating income                                                                 7,728                 5,431

Other income (expense):
  Interest income                                                                  146                   203
  Interest (expense)                                                           (1,612)               (1,358)
  Other                                                                             55                    86
                                                                    -------------------   -------------------
Other expenses                                                                 (1,411)               (1,069)
                                                                    -------------------   -------------------

Income before income taxes                                                       6,317                 4,362
Income taxes                                                                     3,095                 2,009
                                                                    -------------------   -------------------
Net income                                                           $           3,222     $           2,353
                                                                    ===================   ===================

Net income per share                                                 $            0.28     $            0.21
                                                                    ===================   ===================

Average shares outstanding                                                  11,571,847            11,492,125
                                                                    ===================   ===================



See accompanying notes.


                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Three Months ended March 31,
                                                                               1997                          1996
                                                                          ----------------------------------------------
                                                                            (Unaudited)                  (Unaudited)

Operating activities:

Net  income                                                           $             3,222            $            2,353
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                                 14,140                        15,561
     Deferred income taxes (credits)                                                2,785                         (164)
     Other non-cash items                                                              43                         2,237
   Changes in operating assets and liabilities:
      Receivables                                                                 (1,352)                       (1,505)
      Inventories                                                                   (364)                         (909)
      Assets held for sale                                                            409                             -
      Prepaid expenses                                                            (2,225)                         (124)
      Accounts payable                                                            (3,896)                       (4,267)
      Air traffic liabilities                                                       8,043                         7,910
      Accrued expenses                                                              (217)                           928
                                                                      --------------------          --------------------
    Net cash provided by operating activities                                      20,588                        22,020
                                                                      --------------------          --------------------

Investing activities:

Proceeds from sales of property and equipment                                         268                         7,334
Capital expenditures                                                             (20,356)                      (40,027)
Reductions of (additions to) other assets                                         (5,863)                           697
                                                                      --------------------          --------------------
   Net cash used in investing activities                                         (25,951)                      (31,996)
                                                                      --------------------          --------------------

Financing activities:

Proceeds from long-term debt                                                            -                        15,000
Payments on long-term debt                                                        (2,066)                       (3,629)
Purchase of  treasury  stock                                                            -                          (76)
                                                                      --------------------          --------------------
   Net cash provided by (used in) financing activities                            (2,066)                        11,295
                                                                      --------------------          --------------------

Increase (decrease) in cash and cash equivalents                                  (7,429)                         1,319
Cash and cash equivalents, beginning of period                                     73,382                        92,741
                                                                      --------------------          --------------------
Cash and cash equivalents, end of period                              $            65,953            $           94,060
                                                                      ====================          ====================

Supplemental disclosures:

Cash payments for:
   Interest                                                           $             2,051            $            1,265
   Income taxes                                                                       312                            38

Financing and investing activities not affecting cash:
   Issuance of long-term debt directly for capital expenditures       $                 -            $           10,736

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

      The consolidated financial statements for the quarters ended March 31, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

2.    Accounting Pronouncements Pending Adoption

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share", which establishes new standards for the calculation of earnings per share effective for interim and annual periods ending after December 15, 1997. Subsequent to this effective date, all prior period earnings per share amounts disclosed in financial statements are required to be restated to conform to the new standards under Statement 128. Due to the small number of dilutive common stock equivalents currently included in earnings per share calculations, the Company does not expect that the impact from restatement of prior period earnings per share will be material.

      In February 1997, the FASB issued Statement 129, "Disclosure of Information About Capital Structure", which consolidates existing standards relating to disclosure about a company's capital structure, effective for fiscal periods beginning after December 15, 1997. The Company does not currently expect this new statement to result in significant changes to disclosures about the Company's capital structure.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operation



Overview

In the first quarter of 1997, the Company earned income before income taxes and net income of $6.3 million and $3.2 million, respectively, as compared to income before income taxes and net income of $4.4 million and $2.4 million in the first quarter of 1996. Pre-tax income for the 1997 quarter was 44.8% higher than for the first quarter of 1996, and net income increased by 36.9% between periods. Earnings per share in the first quarter of 1997 increased 33.3% to 28 cents, as compared to 21 cents in the same quarter of 1996.

During the second half of 1996, the Company implemented a restructuring plan for its fleet and for its scheduled service business component, as is more fully described below under "Restructuring of Scheduled Service Operations and Fleet Types." The Company's restructuring plan was made necessary by the deteriorating profitability of the scheduled service business component during late 1995 and the first half 1996. The Company substantially completed the restructuring plan by the end of 1996, and the first quarter of 1997 was the first full quarter of restructured operations. Both charter and scheduled service business units were profitable in the first quarter of 1997.

As a result of the reduction of the Company's fleet of Boeing 757-200 aircraft, and a significant reduction in scheduled service seat capacity, the Company offered for sale 13.4% fewer available seat miles (ASMs) in the first quarter of 1997, as compared to the same quarter of 1996. However, the revenues generated from first quarter 1997 ASMs declined by only 6.2%, resulting in an improvement of 8.3% in revenue per ASM (RASM) between quarters. The Company believes that it was able to achieve this significant RASM improvement through (i) the elimination of poorly performing markets from the Company's scheduled service business unit, such as intra-Florida and Boston; (ii) the strengthening of remaining scheduled service flying through fleet and schedule realignments, supported by marketing and yield management initiatives; (iii) the expansion of profitable military flying, under which military gross revenues more than doubled between quarters; and (iv) the replacement of some low-margin domestic charter flying with higher-margin specialty charter flying.

Partly as a result of the reduction of 13.4% in ASMs between the first quarters of 1997 and 1996, the Company's cost per ASM (CASM) increased 6.7% between years. Approximately one-fourth of this CASM increase resulted from an average price increase of 10.9 cents per gallon for jet fuel in the 1997 quarter as compared to the prior year. Higher fuel prices caused an estimated $3.0 million in fuel-related cost increases in the 1997 quarter, after adjusting for fuel escalation revenues received from the U.S. military and tour operators under contractual reimbursement clauses which were triggered by the higher fuel prices paid. Other significant quarter-to-quarter changes in the Company's cost structure included (i) a 16.2% increase in the cost per ASM of salaries, wages and benefits, as a result of the new cockpit crew collective agreement, and reduced cockpit crew productivity attributable to both the contract and the changing business mix from scheduled service to charter; (ii) a reduction of 6.0% in the cost per ASM of aircraft rentals, primarily due to the reduction of four Boeing 757-200 aircraft from the Company's fleet; (iii) a reduction of 7.5% in the cost per ASM of aircraft maintenance, materials and repairs associated with the Company's fleet restructuring; (iv) an increase of 17.4% in the cost per ASM of crew travel resulting from the renewed emphasis on charter operations, which drive higher average crew travel costs; (v) an increase of 71.4% in the cost per ASM of advertising to provide more aggressive support for the scheduled service business unit and the Ambassadair Travel Club; and (vi) a reduction of 31.3% in other variable single-seat selling expenses associated with a smaller scheduled service business.

Since the Company was able to reduce costs in the first quarter of 1997 by a greater percentage than revenues were reduced through the restructuring of scheduled service, the Company produced 42.3% more operating income, or $7.7 million, as compared to $5.4 million in operating income in the first quarter 1996. The operating margin in the first quarter of 1997 was 4.0%, as compared to 2.6% in the first quarter of 1996.

PART I - Financial Information
Item II - Continued



Restructuring of Scheduled Service Operations and Fleet Types

Beginning in May 1996 and continuing into the third quarter of 1996, the Company undertook a detailed study of the profitability of its scheduled service, military and tour operator business units. This analysis initially covered the six quarters ended June 30, 1996, and disclosed that a significant number of scheduled service markets being served by the Company had become increasingly unprofitable. Although some markets had been unprofitable during 1995, a more significant deterioration in profitability in Boston, intra-Florida and certain other markets occurred during late 1995 and the first half of 1996. This analysis also showed that the Company's charter and military operations were generally profitable during the same periods, although results from these operations in 1996 were also adversely affected by some of the factors that affected scheduled service.

The  Company   believes  that  several  key  factors  had   contributed  to  the
deteriorating profitability of scheduled service over these time periods. Beginning in January 1996, a growing amount of low-fare competition entered Boston-Florida and midwest-Florida markets, which increased total capacity in these markets and decreased the average fares earned by the Company. Operating revenues in all scheduled service markets were further adversely affected by the ValuJet accident in Florida on May 11, which focused significant negative media attention on airline safety and on low-fare carriers in particular. In spite of the Company's excellent safety record over almost a quarter century of operation, during which no serious injuries or fatalities had ever occurred, the Company estimates that it lost significant scheduled service revenues in the second and third quarters of 1996 from canceled reservations and reservations which were never received. Additionally, effective October 1, 1995, the Company became subject to a Federal excise tax on jet fuel consumed in domestic use which added approximately 3.5 cents to the average cost of each gallon of jet fuel. During 1996, the market price (excluding tax) of jet fuel also increased 12.8% as compared to prices paid in comparable 1995 periods, largely due to tight jet fuel inventories relative to demand throughout this period. These trends continued and intensified in certain respects in the fourth quarter of 1996. Moreover, the Company believes that competitive pressures from larger carriers will continue for the foreseeable future on many of the routes served by the Company's scheduled service operations.

On August 26, 1996, the Company announced a significant reduction in scheduled service business. More than one-third of scheduled service departures and ASMs were included in this schedule reduction. Boston operations and intra-Florida flights were completely eliminated. Other selected markets from Indianapolis, Chicago-Midway and Milwaukee were also exited completely or were reduced in frequency. Exited operations ended between September 4 and December 2, 1996.

In association with its schedule reduction, the Company announced a reduction in force of 15%. A significant portion of this reduction in force was accomplished through furloughs of cockpit and cabin crews, with the remainder consisting of reductions in base station and administrative staff. Maintenance staff reductions were accomplished primarily through the reduction of base and line maintenance contract labor. This reduction commenced during September and resulted in the recognition of $183,000 in severance expense in the third and fourth quarters of 1996.

A separate aspect of the Company's 1996 study of business unit profitability was directed toward the relative economics of the Company's three fleet types as they were being used in scheduled service, tour operator and military flying. Although all fleet types were being used profitably in some operations, the Company determined that in many scheduled service markets the Boeing 727-200 was a more profitable alternative aircraft than the Boeing 757-200. As a result, on July 29, 1996, the Company entered into a Letter of Intent with a major lessor to reduce the Company's Boeing 757-200 fleet by four units, and in the fourth quarter of 1996, the Company entered into another transaction with a major lessor to further reduce the number of Boeing 757-200 aircraft by two units. These transactions were completed by December 16, 1996 and reduced the Company's fleet of Boeing 757-200 aircraft as of the end of 1996 from a previously planned 13 units to seven actual units. In addition, these transactions eliminated all Pratt-&-Whitney-powered Boeing 757-200 aircraft from the Company's fleet, which became solely Rolls-Royce-powered by the end of 1996.


Results of Operations

The Company's operating revenues decreased 6.2% to $194.3 million in the first quarter of 1997, as compared to $207.1 million in the first quarter of 1996. Operating revenues for the 1997 quarter were 6.51 cents per ASM, an increase of 8.3% from 6.01 cents per ASM in the 1996 quarter. Between these same periods, ASMs decreased 13.4% to 2.985 billion from 3.446 billion, revenue passenger miles (RPMs) decreased 11.6% to 2.210 billion from 2.501 billion, and passenger load factor increased to 74.0% as compared to 72.6%. The yield on revenues in the first quarter of 1997 increased 6.2% to 8.79 cents per RPM, as compared to
8.28 cents per RPM in the first quarter of 1996. Total passengers boarded decreased between periods by 17.4% to 1,407,128, as compared to 1,702,605, and total departures decreased by 23.6% to 9,629 from 12,610.

Operating expenses decreased 7.5% to $186.6 million in the first quarter of 1997 as compared to $201.7 million in the first quarter of 1996. Operating expenses per ASM increased 6.7% to 6.25 cents in the 1997 first quarter, as compared to
5.86 cents in the same period of the prior year.


Results of Operations in Cents per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                                    Cents Per ASM
                                                                               Quarter Ended March 31,
                                                                        1997                            1996

Operating revenues                                                      6.51                            6.01

Operating expenses:
    Fuel and oil                                                        1.36                            1.19
    Salaries, wages and benefits                                        1.36                            1.17
    Handling, landing and navigation fees                               0.58                            0.57
    Aircraft rentals                                                    0.47                            0.50
    Depreciation and amortization                                       0.47                            0.45
    Aircraft maintenance, materials and repairs                         0.37                            0.40
    Passenger service                                                   0.27                            0.27
    Crew and other employee travel                                      0.27                            0.23
    Commissions                                                         0.20                            0.21
    Ground package cost                                                 0.18                            0.16
    Advertising                                                         0.12                            0.07
    Other selling expense                                               0.11                            0.16
     Facilities and other rentals                                       0.07                            0.06
    Other                                                               0.42                            0.42
        Total operating expenses                                        6.25                            5.86

    Operating income                                                    0.26                            0.15

    ASMs (in thousands)                                              2,984,994                        3,445,847




Quarter Ended March 31, 1997, Versus Quarter Ended March 31, 1996

Operating Revenues

Total operating revenues for the first quarter of 1997 decreased $12.8 million, or 6.2%, to $194.3 million, as compared to $207.1 million in the same quarter of 1996. This decrease was due to a $28.5 million decrease in scheduled service revenues, a $1.3 million decrease in ground package revenues, and a $0.1 million decrease in other revenues, partially offset by a $17.1 million increase in charter revenues.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators and from the United States military. Total charter revenues increased 20.6% to $100.3 million in the first quarter of 1997, as compared to $83.2 million in the first quarter of 1996. Charter revenue growth, prior to scheduled service restructuring in late 1996, had been constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September 1996. The Company's restructuring strategy, as reflected in first quarter 1997 results of operations, included a renewed emphasis on charter revenue sources since the Company believes that tour operator and military operations are businesses where the Company's experience and size provide a meaningful competitive advantage. Charter revenues produced 51.6% of total operating revenues in the first quarter of 1997, as compared to 40.2% of total operating revenues in the same period of 1996.

Charter revenues derived from tour operators  (including the Ambassadair  Travel
Club) increased 1.5% to $69.6 million in the first quarter of 1997, as compared to $68.6 million in the first quarter of 1996. Tour operator revenues comprised 35.8% of operating revenues in the first quarter of 1997, as compared to 33.1% of operating revenues in the same period of the prior year. Tour operator ASMs decreased 6.1% to 1.207 billion from 1.286 billion; RPMs decreased 6.3% to 1.009 billion from 1.077 billion; and tour operator load factor declined from 83.7% to 83.6%. Tour operator RASM in the first quarter of 1997 increased 8.3% to 5.77 cents, as compared to 5.33 cents in the first quarter of 1996. Tour operator passengers boarded decreased 0.7% to 651,901 in the first quarter of 1997, as compared to 656,324 in the first quarter of 1996, and tour operator departures decreased 7.9% between years to 3,378, as compared to 3,669.

The Company operates in two principal components of the tour operator business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of repetitive domestic and international flights between designated city pairs, which support high passenger load factor and low-frequency rotations marketed through tour operators, and which provide value-priced and convenient nonstop service to these vacation destinations. The track charter business component allows the Company to attain reasonable levels of aircraft and crew utilization and provides meaningful protection to the Company from fuel price increases through the use of fuel escalation reimbursement clauses in the contracts. During the late 1996 restructuring of scheduled service operations the Company also sought to negotiate changes in existing track charter contracts to provide improved profit performance for this business unit. Although some tour operators were unable to meet the Company's required economics, other tour operators have agreed to new contracts which generally become effective during the spring and summer of 1997. No significant RASM improvement from these agreements was experienced in the first quarter of 1997.

Specialty charter flying is a product which is highly customized to the requirements of the buyer but is generally operated with much lower frequency than track charter. For example, the Company operates an increasing number of trips in all-first-class configuration for certain corporate clients. The Company has increased the number of specialty charter contracts in its business mix for 1997 and continues to aggressively seek these relationships with potential clients by marketing the Company's unique ability to package and deliver highly specialized products.

The Company believes that improved track charter economics, combined with expanded higher-margin specialty charter programs, offer an opportunity for the Company to improve the overall financial performance of this business unit.

Charter revenues derived from the U.S. military increased 110.3% to $30.7 million in the first quarter of 1997, as compared to $14.6 million in the first quarter of 1996. Military revenues comprised 15.8% of total operating revenues in the 1997 period, as compared to 7.0% of total operating revenues in 1996. U.S. military ASMs increased 92.2% to 514.2 million from 267.6 million, and RPMs increased 115.4% to 247.7 million from 115.0 million. The RASM on U.S. military revenues in the first quarter of 1997 increased 9.1% to 5.97 cents, as compared to 5.47 cents in the same period of 1996. U.S. military passengers boarded increased 106.5% to 66,303 in 1997, as compared to 32,113 in 1996, and U.S. military departures increased 128.9% to 1,220, as compared to 533.

The Company believes that the U.S. military often prefers the Boeing 757-200 aircraft for its smaller capacity and longer range when used to maintain existing frequencies to foreign military bases with reduced troop deployments. The Company also believes that its Boeing 757-200 fleet is competitively advantaged by its FAA certification to operate with 180-minute Extended Twin Engine Operation (ETOPS), which enhances opportunities for the Company to obtain awards of certain long-range military missions over water. As a result of these factors, for the military contract year ending September 30, 1997, the Company has committed four of its seven Boeing 757-200 aircraft to the military business, while the other three Boeing 757-200 aircraft are deployed to mission-specific uses within scheduled service.

Scheduled Service Revenues. Scheduled service revenues in the first quarter of 1997 decreased 25.8% to $82.0 million from $110.5 million in the first quarter of 1996. Scheduled service revenues comprised 42.2% of total operating revenues in the first quarter of 1997, as compared to 53.3% of operating revenues in the same period of the prior year. Scheduled service RPMs decreased 27.3% to 0.950 billion from 1.306 billion, while ASMs decreased 33.5% to 1.256 billion from
1.888 billion, resulting in an increase of 6.4 points in passenger load factor to 75.6% in the first quarter of 1997 from 69.2% in the first quarter of 1996. Scheduled service departures in the first quarter of 1997 decreased 40.5% to 4,991 from 8,394 in the first quarter of 1996, while passengers boarded decreased 32.2% over such period to 686,496, as compared to 1,012,378. Scheduled service yield per RPM in the first quarter of 1997 increased 2.0% to 8.63 cents from 8.46 cents in the same period of 1996, while RASM increased 11.6% to 6.53 cents from 5.85 cents between the same comparable periods.

In association with the 1996 restructuring of the Company's scheduled service operations, a significant reduction in scheduled service was announced on August 26, 1996. Between September 4 and December 2, 1996, more than one-third of the scheduled service capacity operating during the 1996 summer months was eliminated. All scheduled service flights to and from Boston were eliminated by December 2, 1996, including service to West Palm Beach, San Juan, Montego Bay, St. Petersburg, Las Vegas, Orlando and Ft. Lauderdale. Intra-Florida services connecting the cities of Ft. Lauderdale, Orlando, Miami, Sarasota, St. Petersburg and Ft. Myers were eliminated as of October 27, 1996. Other selected services from Indianapolis, Chicago-Midway and Milwaukee to Florida and to west-coast destinations were also reduced or eliminated by October 27, 1996. In association with this service reduction, all scheduled service ceased at Seattle, Grand Cayman, West Palm Beach, Montego Bay, Miami and San Diego.

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

As a result of the restructuring of scheduled service operations in the manner described above, the scheduled service component of the Company's operations was profitable in the first quarter of 1997. Profitability was achieved through a combination of a significantly higher load factor and some yield and RASM improvement between periods, even though total revenues in scheduled service declined between years. The Company believes that profitability was enhanced in this business unit through the selective elimination of flights which had previously produced below-average load factors and yields. Profitability was further enhanced in certain scheduled service markets through the reallocation of Boeing 727-200s and Boeing 757-200s to provide better balance between revenues, costs, and aircraft operational capabilities. The Company also implemented a commuter code share partnership with Chicago Express to feed incremental connecting traffic between Indianapolis, Milwaukee and other smaller midwestern cities into the Company's Chicago-Midway connections with certain Florida and west-coast destinations.

In addition to the rationalization of markets, schedules and gauge of aircraft, the Company was able to aggressively utilize its yield management system in all scheduled service markets in the first quarter of 1997, consistent with competitive conditions in those markets. The average revenue produced per passenger segment flown in the first quarter of 1997 increased 9.5% to $119.45, from $109.10 in the same period of 1996. This unit revenue improvement was accomplished despite the demand-dampening effect from the reintroduction of the 10% Federal excise tax on tickets on March 7, 1997. The Federal excise tax on air transportation is scheduled to remain in effect at least until September 30, 1997, at which time this tax may be extended by legislative action.

The Company continues to evaluate the profit and loss performance of its scheduled service business and has recently announced new service beginning in June, 1997, between New York's John F. Kennedy International Airport and Chicago-Midway, Indianapolis, and St. Petersburg, and plans to add several frequencies between midwest and west-coast markets beginning in June, 1997.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues decreased 18.0% to $5.9 million in the first quarter of 1997, as compared to $7.2 million in the first quarter of 1996.

The Company's 24-year-old Ambassadair Travel Club offers hundreds of choices of tour-guide-accompanied vacation packages to its approximately 39,000 individual and family members annually. In the first quarter of 1997 total package revenues did not change significantly from the prior year.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States and to selected Mexico and Caribbean destinations. These packages are marketed through travel agents, as well as directly by the Company's own reservation centers. During the first quarter of 1997, the Company generated less revenue from ground package sales than in the previous year due to both fewer package sales and lower prices in some markets.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues decreased 1.6% to $6.1 million in the first quarter of 1997, as compared to $6.2 million in the first quarter of 1996. Some revenue reduction between years was attributable to decreases in scheduled service capacity, such as liquor and headset sales, excess baggage revenue, administrative ticketing fees, PFC compensation revenue, and cargo revenue. Most of these revenue decreases were offset by revenue increases in affiliated companies, subservice sales to other airlines, and similar activities.


Operating Expenses

Fuel and Oil. Fuel and oil expense for the first quarter of 1997 increased 1.0% to $40.7 million from $40.3 million in the first quarter of 1996. Although the Company consumed significantly less jet fuel for flying operations between periods, the price of jet fuel was significantly higher in the first quarter of 1997 than in the first quarter of the prior year.

During the first quarter of 1997, the Company consumed 13.7% fewer gallons of jet fuel for flying operations and flew 14.8% fewer block hours than in the first quarter of 1996, which accounted for approximately $5.7 million in reduced fuel and oil expense between periods. The decline in gallons of fuel consumed was lower than the decline in block hours flown between years due to a change in the mix of block hours flown by fleet type. Of greatest significance was the increase in the percentage of total block hours flown by the Lockheed L-1011 fleet between periods, from 25.1% in the first quarter of 1996 to 25.8% in the first quarter of 1997, since the fuel burn per block hour for this wide-body aircraft is approximately twice as high as the burn rates for the Company's other fleet types.

During the first quarter of 1997, the Company's average price paid per gallon of fuel consumed increased by 15.0% as compared to the first quarter of 1996. The Company estimates that the year-over-year increase in average price paid for jet fuel resulted in approximately $5.3 million in additional fuel and oil expense between quarters. Approximately $2.4 million in offsetting revenues were recorded during the 1997 quarter, however, as a result of military and tour operator fuel escalation reimbursement clauses which were triggered by the higher fuel prices paid.

Fuel and oil expense for the first quarter of 1997 was 1.36 cents per ASM, an increase of 14.3% as compared to 1.19 cents per ASM in 1996. The increase in the cost per ASM of fuel and oil expense was primarily a result of higher prices paid between periods.

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and Federal taxes. Salaries, wages and benefits expense for the first quarter of 1997 increased 0.5% to $40.5 million from $40.3 million in the first quarter of 1996.

Average Company full-time-equivalent employees decreased by 8.1% in the 1997 quarter as compared to the same quarter of the prior year. The period-to-period reduction in average full-time-equivalent employees was lower than the 15% reduction in force accomplished in the fourth quarter of 1996, partly due to the fact that Company crew member employment in the first quarter of 1996 was lower than was required to adequately fly the schedule in that time period. In addition, in the first quarter of 1997 the Company recalled all available full-time crew members who had been furloughed in the fourth quarter of 1996, in order to provide adequate coverage to fly the first quarter 1997 schedule.

With respect to cockpit crew members, the cost of salaries, wages and benefits paid in the first quarter of 1997 was approximately $1.1 million higher than in the first quarter of 1996, even though the Company flew 14.8% fewer block hours between periods. The increase in the unit cost of cockpit crews between periods is primarily attributable to the implementation of the cockpit crew collective bargaining agreement effective August 1996. Under this new agreement, a 7.5% rate increase was implemented upon ratification, and more restrictive work rules limiting productivity became effective. Additionally, the restructuring of the Company's fleet in late 1996 resulted in a shift of block hours flown using two-cockpit-crew-member Boeing 757-200 aircraft to the Company's three-cockpit-crew-member Boeing 727-200 and Lockheed L-1011 fleet types. In the first quarter of 1997, only 21.0% of block hours were produced using the two-cockpit-crew-member Boeing 757-200 aircraft, as compared to the first quarter of 1996 when 31.2% of block hours were produced using the Boeing 757-200 aircraft. The Company estimates that, as a result of the collective agreement and fleet restructuring, a cockpit crew unit cost increase of approximately $2.5 million was incurred in the first quarter of 1997, as compared to the same period of 1996. The Company anticipates that similar unit cost penalties for cockpit crews will be experienced in future quarters for the same reasons.

In the first quarter of 1997, executive compensation was approximately $0.8 million higher than in the prior year. This increase was attributable to the changes made in senior executives during the third quarter of 1996 and to senior executive compensation plans. Salaries, wages and benefits costs for all other categories of employees combined (excluding cockpit crews and executives) decreased by approximately $1.5 million in the first quarter of 1997, as compared to the first quarter of 1996, due to the reduction in the size of the Company between periods.

Salaries, wages and benefits expense in the first quarter of 1997 was 1.36 cents per ASM, an increase of 16.2% from a cost of 1.17 cents per ASM in the same period of 1996. This increased cost per ASM was partly due to an average increase in compensation cost per full-time equivalent employee of 10.6% between quarters. This rate increase was driven by such factors as the cockpit crew collective agreement and executive compensation changes discussed above; the implementation of a Company-wide merit plan of 3-4% in 1997 for most non-crew-member employees; and the impact of the 15% reduction in force in late 1996, which on average impacted less senior employees and therefore tended to increase average rates of pay for remaining employee groups. In addition to these rate effects, the average full-time-equivalent employment for the Company declined by 8.1%, which was less than the 13.4% decline in ASMs between periods.

In December 1994, the Company implemented a four-year collective bargaining agreement with its flight attendants, which was the first of the Company's labor groups to elect union representation. An additional four-year collective bargaining agreement was ratified by the Company's cockpit crews on September 23, 1996. The pay-related terms of the new cockpit crew agreement were implemented retroactively to August 6, 1996.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security and baggage where the Company elects to use third-party contract services in lieu of its own employees. Where the Company uses its own employees to perform ground handling functions, the resulting cost appears within salaries, wages and benefits. Air navigation fees are assessed when the Company's aircraft fly over certain foreign airspace. Handling, landing and navigation fees decreased by 13.1% to $17.2 million in the first quarter of 1997, as compared to $19.8 million in the first quarter of 1996. During the 1997 quarter, the average cost per system departure for third-party aircraft handling declined 4.2% as compared to the first quarter of 1996, and the average cost of landing fees per system departure decreased 0.9% between the same periods.

A primary reason for the decline in handling and landing fees was the restructuring of scheduled service in the fourth quarter of 1996, which reduced the absolute number of system-wide departures between the first quarters of 1997 and 1996. Total system-wide departures declined by 23.6% from 12,610 in the 1996 first quarter to 9,629 in the first quarter of 1997. This volume-related decline was partially offset, however, by a change in departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are also a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the downsizing of the Company's narrow-body Boeing 757-200 fleet and the shift of revenue production emphasis towards charter operations, the Company's departures in the first quarter of 1997 included proportionately more international and wide-body operations than in the first quarter of 1996. In the 1997 quarter 22.7% of the Company's departures were operated with wide-body aircraft, as compared to 21.1% in the 1996 quarter, and 24.8% of the Company's first quarter 1997 departures were from international locations, as compared to 16.2% in the prior year.

Handling costs also vary from period to period according to decisions made by the Company to use third-party handling services at some airports in lieu of using the Company's own employees. During 1996, the Company implemented a policy of "self-handling" at four domestic U.S. airports with significant operations, which had been substantially handled using third-party contractors in the prior year. This change resulted in lower absolute third-party handling costs for these locations and, therefore, in lower system average contract handling costs per departure in the first quarter of 1997. The Company incurred some additional salaries, wages and benefits expense as a result of this policy change.

Air navigation fees incurred in the first quarter of 1997 increased by $0.4 million as compared to the first quarter of 1996. Since these fees are generated exclusively by operating in certain foreign air space, this increase is directly attributable to the increase in international departures between years. The Company operated 2,389 departures from international locations in the 1997 first quarter, as compared to 2,044 departures in the first quarter of 1996.

The Company also incurred approximately $0.6 million in higher deicing costs in the first quarter of 1997 as compared to the prior year, due to higher deicing prices and to relatively more inclement weather conditions prevailing at airports served in the 1997 quarter as compared to 1996.

The cost per  ASM for  handling, landing and  navigation fees increased  1.8% to
0.58 cents in the first quarter of 1997, from 0.57 cents in the first quarter of 1996.

Aircraft Rentals. Aircraft rentals expense for the first quarter of 1997 decreased 17.5% to $14.1 million from $17.1 million in the first quarter of 1996. This decrease was primarily attributable to the restructuring of the Company's Boeing 757-200 fleet in the fourth quarter of 1996, as a result of which the number of Boeing 757-200 aircraft operated by the company was reduced by four units between quarters. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's 1996 restructuring of scheduled service, based upon profitability analysis which disclosed that for some uses of the Boeing 757-200 in the Company's markets prior to restructuring, it was more profitable to substitute other aircraft with lower ownership costs. Aircraft rentals expense declined by $4.2 million between quarters as a result of the Boeing 757-200 fleet restructuring.

Five additional Boeing 727-200 aircraft were acquired and financed by sale/leasebacks in the first two quarters of 1996. All of these Boeing 727-200 aircraft were operated during the entire first quarter of 1997, although several of these aircraft were not operated at all in the first quarter of 1996, or were operated during only a portion of the 1996 first quarter. These fleet additions added approximately $1.1 million in aircraft rentals expense in the first quarter of 1997, as compared to the prior year.

Aircraft rentals expense for the first quarter of 1997 was 0.47 cents per ASM, a decrease of 6.0% from 0.50 cents per ASM in the first quarter of 1996. The period-to-period decrease in the size of the Boeing 757-200 fleet was a significant factor in this change since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. With the reduction in the higher-ownership-cost Boeing 757-200 aircraft in late 1996, the Company anticipates that the cost per ASM produced by its leased aircraft fleet will continue to be lower in future quarters.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned Lockheed L-1011 airframes, engines and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense for the first quarter of 1997 decreased 9.6% to $14.1 million from $15.6 million in the first quarter of 1996.

Depreciation expense attributable to owned airframes and engines, and other property and equipment owned by the Company, increased $0.1 million in the 1997 quarter as compared to the 1996 quarter. The Company reduced its year-over-year investment in engines and airframe improvements due to the restructuring of the Boeing 757-200 fleet in the fourth quarter of 1996. As a result of the net reduction of four Boeing 757-200 aircraft and the complete elimination of Pratt-&-Whitney-powered Boeing 757-200s from the fleet, some airframe and leasehold improvements were disposed of and all spare Pratt & Whitney engines and rotable parts were reclassified as Assets Held for Sale in the accompanying balance sheet. None of these assets gave rise to depreciation expense in the first quarter of 1997, which resulted in a reduction of $0.2 million from the first quarter of 1996. The Company did increase its investment in computer equipment and furniture and fixtures between years; placed the west bay of the renovated Midway Hangar No. 2 into service in mid-1996; and incurred increased debt issue costs between years relating to debt facility and aircraft lease negotiations completed primarily in the fourth quarter of 1996. These latter changes between quarters, together with increased costs pertaining to remaining rotable components and the provision for obsolescence of aircraft parts inventories, contributed an additional $0.3 million in depreciation expense in the 1997 quarter as compared to the prior year.

Amortization of capitalized engine and airframe overhauls decreased $1.0 million in the first quarter of 1997 as compared to the prior year after including the offsetting amortization of associated manufacturers' credits. The reduced cost of overhaul amortization is partly due to the reduction of total block hours and cycles flown between quarters. This expense was also favorably impacted by the late-1996 restructuring of the Boeing 757-200 fleet and, in particular, the disposal of all Pratt-&-Whitney-powered Boeing 757-200 aircraft. All unamortized net book value of engine and airframe overhauls pertaining to the Pratt-&-Whitney-powered aircraft were charged to the cost of the disposal of these assets in the fourth quarter of 1996. The Company's seven remaining Rolls-Royce-powered Boeing 757-200 aircraft, four of which were delivered new from the manufacturer in late 1995 and late 1996, are not presently generating any engine and airframe overhaul expense, since the initial post-delivery overhauls for the Rolls-Royce-powered Boeing 757-200s are not yet due under the Company's maintenance programs. The net reduction in engine and airframe amortization expense in the first quarter of 1997 pertaining to changes in the Company's Boeing 757-200 fleet was approximately $1.5 million, as compared to the prior year. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft, however, increased in the 1997 quarter by approximately $0.6 million due to the ongoing expansion of this fleet type and due to the addition of new overhauls for Boeing 727-200 aircraft on which engine and airframe overhauls have become due under the Company's maintenance programs. There was no significant difference between years in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet, which has remained relatively stable in size between periods, and is more mature from an engine and airframe overhaul standpoint than the Company's other two fleet types.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased by $0.4 million between quarters. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization cost per ASM increased 4.4% to 0.47 cents in the first quarter of 1997, as compared to 0.45 cents in the first quarter of 1996.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 18.4% to $11.1 million in the first quarter of 1997, as compared to $13.6 million in the first quarter of 1996. The cost per ASM decreased by 7.5% to 0.37 cents in the 1997 period, as compared to 0.40 cents in the prior year.

Although the cost of repairs for repairable and rotable components did not change significantly between quarters, the cost of expendable parts consumed decreased $1.5 million, and the cost of parts loans and exchanges decreased $1.0 million between periods. The reduced cost of expendable parts consumed is related to seasonal differences in the Company's light check programs for its fleet, which were scheduled more effectively in 1997 outside of heavy aircraft utilization periods in the first quarter than they were in 1996. As a result, the Company expects to incur relatively higher light check maintenance costs in the second quarter of 1997. The lower cost of parts loans and exchanges reflects better internal procedures to limit the need for such loans and exchanges, which can drive significant costs in short periods of time.

The cost of the Company's aircraft maintenance, materials and repairs declined 18.4% in the first quarter of 1997 as compared to the first quarter of 1996, as contrasted with the 13.4% decrease in ASMs and the 14.8% decrease in block hours between years. This favorable comparison is partly due to the significant expansion of the Company's new and used aircraft fleet during 1996. When used aircraft are initially brought into the Company's fleet, the cost of maintenance, materials and repairs required to bridge that aircraft into the Company's maintenance program is capitalized. Such expenditures normally extend the available flying hours for that aircraft before routine heavy maintenance, materials and repairs expenses begin to be incurred, although those aircraft begin producing both ASMs and block hours immediately upon acquisition.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the first quarter of 1997 were $0.1 million more than in the same quarter of 1996. This increase was primarily due to changes in the mix of aircraft leases and associated return conditions which became effective during 1996, due to both the extensive restructuring of the leased Boeing 757-200 fleet, and due to the sale/leaseback of six hushkitted Boeing 727-200 aircraft during 1996 under modified lease terms and conditions.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarters of 1997 and 1996, catering represented 77.8% and 77.0%, respectively, of total passenger service expense.

The cost of passenger service decreased 10.9% in the first quarter of 1997 to $8.2 million, as compared to $9.2 million in the first quarter of 1996. This reduction was primarily driven by fewer system-wide passengers boarded, which declined by 17.4% to 1,407,128 in the first quarter of 1997, as compared to 1,702,605 in the first quarter of 1996. The average cost to cater each passenger boarded, however, increased 11.1% between quarters, due to the shift in the Company's business mix away from scheduled service, which is lower cost with respect to catering, and toward tour operator and military programs which provide a more expensive catering product.

The cost per ASM of passenger service was unchanged at 0.27 cents for the first quarters of 1997 and 1996.

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

The cost of crew and other employee travel increased 1.3% to $7.9 million in the first quarter of 1997, as compared to $7.8 million in the first quarter of 1996. During the first quarter of 1997, the Company's average full-time-equivalent crew employment was 17.8% lower as compared to the prior year, even though block hours decreased by only 14.8% between periods. In the first quarter of 1996, the Company experienced crew shortages, which were exacerbated by severe winter weather and resulted in significant flight delays, diversions and cancellations. The Company's crew complement in the first quarter of 1997 was again lower than needed to efficiently operate the flying schedule, which resulted in more crew time being spent away from base during that quarter.

The cost per ASM for crew and other employee travel increased 17.4% to 0.27 cents in the first quarter of 1997, as compared to 0.23 cents in the first quarter of 1996. The average cost per full-time-equivalent crew member for hotel rooms, positioning and per diem increased by 24.8% between quarters. The restructuring of the Company's scheduled service business, and the increased emphasis on charter sources of revenue in 1997, were significant factors in this change in cost per ASM.

Commissions. The Company incurs significant commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense decreased 20.3% to $5.9 million in the first quarter of 1997, as compared to $7.4 million in the first quarter of 1996. Scheduled service commissions expense declined by $2.1 million between periods as a result of a comparable decline in scheduled service revenues earned. Military commissions expense increased by $0.6 million between periods, due to the increased level of commissionable revenues earned in that business unit in the 1997 quarter as compared to the prior year.

The cost per ASM of commissions expense declined by 4.8% to 0.20 cents in the first quarter of 1997, as compared to 0.21cents in the comparable period of 1996.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost decreased 3.7% to $5.2 million in the first quarter of 1997, as compared to $5.4 million in the first quarter of 1996. This decrease in cost was partly due to a 1.6% decrease in the total number of ground packages sold between periods for both Ambassadair and ATA Vacations. The average price of each ground package sold by Ambassadair increased 6.2% between quarters, while the average price of each ground package sold by ATA Vacations decreased by 28.2% between the same periods.

Ground package cost per ASM increased by 12.5% to 0.18 cents in the first quarter of 1997, as compared to 0.16 cents in the first quarter of 1996. The higher cost per ASM in the 1997 quarter resulted from the faster decline in total ASMs as compared to the decline in ground package revenues between periods.

Advertising. Advertising expense increased 40.0% to $3.5 million in the first quarter of 1997, as compared to $2.5 million in the same period of 1996. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of ground packages. Advertising support for these lines of business was increased in the 1997 quarter consistent with the Company's overall strategy to enhance RASM in these business units and to meet competitive actions in specific markets.

The cost per system-wide ASM of advertising increased 71.4% to 0.12 cents in the first quarter of 1997, as compared to 0.07 cents in the first quarter of 1996. A more meaningful comparison of advertising cost per ASM is based upon only scheduled service ASMs; this cost increased 115.4% to 0.28 cents in the first quarter of 1997, as compared to 0.13 cents in the first quarter of 1996. These increases in cost per ASM resulted from higher absolute advertising dollars being spent in a period of declining ASMs, but was nevertheless an integral part of the Company's successful strategy in the first quarter of 1997 to build both load factor and yields in single-seat sales.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems (CRSs) to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses that are primarily associated with single-seat sales. Other selling expenses decreased 42.9% to $3.2 million in the first quarter of 1997, as compared to $5.6 million in the first quarter of 1996. Approximately $0.5 million and $1.0 million, respectively, of this decrease was attributable to fewer credit card sales and CRS booking fees incurred to support a smaller scheduled service business unit in the 1997 quarter. Another $0.7 million of the decrease was due to lower usage of toll-free telephone service between periods to support scheduled service reservations activity.

Other selling cost per ASM decreased 31.3% to 0.11 cents in the first quarter of 1997, as compared to 0.16 cents in the same period of 1996.

Facilities and Other Rentals. Facilities and other rentals includes the costs of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 5.0% to $2.1 million in the first quarter of 1997, as compared to $2.0 million in the first quarter of 1996.

The increase in expense noted for the 1997 period was partly attributable to higher facility costs resulting from the Company becoming a signatory carrier at Orlando International Airport, which were partially offset by the elimination of facility rentals for Boston services which did not operate in the 1997 quarter. The Company also incurred facility rental expense in the first quarter of 1997 for both the east and west bays of Chicago-Midway Hangar No. 2, neither of which generated rental expense in the first quarter of 1996.

The cost per ASM for facility and other rents increased 16.7% to 0.07 cents in the first quarter of 1997, as compared to 0.06 cents in the same period of 1996.

Other Expenses. Other operating expenses decreased 10.6% to $12.7 million in the first quarter of 1997, as compared to $14.2 million in the first quarter of 1996. Approximately $0.5 million of this decline was realized in lower hull and liability insurance premiums resulting from the fleet restructuring in the fourth quarter of 1996 and due to the fewer RPMs flown by the Company in the 1997 quarter. The Company also reduced substitute service costs by approximately $0.8 million between quarters due to better operational reliability in the first quarter of 1997 as compared to the first quarter of 1996, which was operationally impacted by later-than-expected deliveries of aircraft and severe winter weather.

Other operating cost per ASM was unchanged at 0.42 cents for the first quarters of 1997 and 1996.


Income Tax Expense

In the first quarter of 1997, the Company recorded $3.1 million in tax expense applicable to pre-tax income for that period, while income tax expense of $2.0 million was recognized pertaining to pre-tax income for the first quarter of 1996. The effective tax rate applicable to the 1997 quarter was 49.0%, while the effective tax rate for income earned in the 1996 quarter was 46.1%. The Company's effective income tax rates in both periods are unfavorably affected by the permanent non-deductibility from taxable income of 50% of crew per diem expenses incurred. In addition, the 1997 effective tax rate was increased by the estimated effect of non-deductible executive compensation, which was not present in 1996.


Liquidity and Capital Resources

Cash Flow. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. For the first quarters of 1997 and 1996, net cash provided by operating activities was $20.6 million and $22.0 million, respectively.

Net cash used in investing activities was $26.0 million and $32.0 million, respectively, for the first quarters of 1997 and 1996. Such amounts primarily reflected cash capital expenditures totaling $20.4 million in the first quarter of 1997, and $40.0 million in the first quarter of 1996, for engine overhauls, airframe improvements and the purchase of rotable parts. The 1996 cash capital expenditures were supplemented with other capital expenditures, financed directly with debt, totaling $10.7 million in the first quarter of 1996. The Company's capital spending program in the first quarter of 1997 was significantly curtailed due to (i) the downsizing of the Boeing 757-200 fleet in the fourth quarter of 1996 and the absence of any aircraft deliveries during the 1997 first quarter; and (ii) the accomplishment of statutory requirements for a 65% Stage 3 fleet as of December 31, 1996, which resulted in the hushkitting of six Boeing 727-200 aircraft during calendar year 1996. The Company is not required to increase its Stage 3 fleet composition until December 31, 1998, at which time 75% of the Company's fleet must meet Stage 3 requirements.

Net cash provided by (used in) financing activities was ($2.1) million and $11.3 million, respectively, for the first quarters of 1997 and 1996. The primary difference between years was the additional $15.0 million in bank facility availability for installation of hushkits on Boeing 727-200 aircraft during 1996.

Aircraft and Fleet Adjustments. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, provides for aircraft to be delivered between 1995 and 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for thirteen RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first four aircraft under these agreements in September and December 1995, and November and December 1996, all of which were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for the fourth quarters of 1997 and 1998. Advanced payments and interest totaling approximately $18.0 million ($9.0 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of March 31, 1997 and 1996, the Company had made $7.3 million and $14.7 million, respectively, in advanced payments and interest applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the first quarter of 1996, the Company purchased four Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a fifth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility as of March 31, 1997, but is expected to be financed long term through a sale/leaseback transaction during 1997.

On July 29, 1996, the Company entered into a letter of intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the letter of intent, the Company canceled leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and returned these aircraft to the lessor by the end of 1996. The Company was required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor reimbursed the Company for certain leasehold improvements made to some aircraft and credited the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases reduced the Company's fleet of Pratt-&-Whitney-powered Boeing 757-200 aircraft from seven to two units. The Company also agreed to terminate existing operating leases on three Lockheed L-1011 aircraft and to purchase the airframes pertaining to these aircraft, while signing a new lease covering only the nine related engines. The Lockheed L-1011 airframe and engine portion of this transaction was not completed by the end of the first quarter of 1997, although the Company intends to complete it later in 1997. The lessor also provided the Company with approximately $6.4 million in additional unsecured financing for a term of seven years. This transaction resulted in the recognition of a $2.3 million loss on disposal of assets in the third quarter of 1996.

The Company also agreed to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. This purchase was not completed, and the aircraft was acquired from the lessor on a short-term rental agreement. The Company expects to purchase this aircraft in 1997 and to finance it through a sale/leaseback accounted for as an operating lease. The acquisition of this aircraft, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt-&-Whitney-powered Boeing 757-200 aircraft discussed in the next paragraph, resulted in an all-Rolls-Royce-powered Boeing 757-200 fleet of seven units by the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt-&-Whitney-powered Boeing 757-200 aircraft. These aircraft were returned to the lessor by the end of 1996. This transaction resulted in the recognition of a $2.4 million loss on disposal of assets in the third quarter of 1996.

Credit Facilities. The Company's existing bank credit facility provides a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral value. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. At March 31, 1997 and 1996, the Company had borrowed the maximum amount then available under the bank credit facility, of which $60.0 million was repaid on April 1, 1997, and $89.0 million was repaid on April 1, 1996.

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

At March 31, 1997, the Company has reclassified $24.4 million of bank credit facility borrowings from long-term debt to current maturities of long-term debt. Of this amount, $15.0 million is attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet during the 12 months ending March 31, 1998. The remaining $9.4 million represents the amount of the spare Pratt & Whitney engines which are pledged to the bank facility and which will be repaid from the anticipated sale. The net book value of these spare engines, which approximates estimated market value, is classified as Assets Held for Sale in the accompanying balance sheet.

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of March 31, 1997 or 1996; however, the Company did have outstanding letters of credit secured by this facility aggregating $4.0 million and $2.1 million, respectively.

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

The Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company:

1. The restructuring of the Company's scheduled service operations resulted in significant operating and net losses for the third and fourth quarters of 1996 and has imposed higher fixed costs on the traditionally profitable charter business unit of the Company. Although the Company was profitable in the first quarter of 1997, future actions of the Company's competitors or unfavorable future economic conditions, such as high fuel prices or a sustained reduction in demand for the Company's services, could render such restructuring insufficient to return the Company to sustained profitability.

2. The Company's capital structure remains subject to significant financial leverage, which could impair the Company's ability to obtain new or additional financing for working capital and capital expenditures and could increase the Company's vulnerability to a sustained economic downturn.

3. Under the terms of certain financing agreements, the Company is required to maintain compliance with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions and with loan repayment provisions will depend upon its future profit and loss performance and financial position, which will be subject to prevailing economic conditions and other factors, including some factors entirely beyond the control of the Company. A failure to comply with any of these obligations could result in an event of default under one or more such financing agreements, which could result in the acceleration of the repayment of certain of the Company's debt, as well as the possible termination of aircraft operating leases. Such an event could result in a materially adverse effect on the Company's financial position.

4. As previously disclosed by the Company possible business combinations with other air carriers have been considered. The Company intends to continue to evaluate such potential combinations. It is possible that the Company will enter into a transaction in the future that would result in a merger or other change in control of the Company. The Company's current credit facility and certain unsecured term debt may be accelerated upon such a merger or consolidation, in which case there can be no assurance that the Company would have sufficient liquidity to complete such a transaction or to secure alternative financing.

5. The Company has significant net operating loss carryforwards and investment and other tax credit carryforwards which may, depending upon the circumstances, be available to reduce future Federal income taxes payable. If the Company undergoes an ownership change within the meaning of Section 382 of the Internal Revenue Code, the Company's potential future utilization of its net operating loss carryforwards and investment tax credit carryforwards could be impaired. The actual effect of this impairment on the Company would depend upon a number of factors, including the profitability of the Company and the timing of the sale of certain assets, some of which factors may be beyond the control of the Company. The impact on the Company of such a limitation could be materially adverse under certain circumstances.

6. The vast majority of the Company's scheduled service and charter business, other than U.S. military, is leisure travel. Since leisure travel is often discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

7. The Company is subject to the risk that one or more customers who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 15.8% of operating revenues in the first quarter of 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

8. Approximately two-thirds of the Company's operating revenues are sold by travel agents and tour operators who generally have a choice of airlines when booking a customer's travel. Although the Company intends to offer attractive and competitive products to travel agents and tour operators and further intends to maintain favorable relationships with them, any significant actions by large numbers of travel agencies or tour operators to favor other airlines, or to disfavor the Company, could have a material adverse effect on the Company.

9. The Company faced intense competition in 1996 from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's business units, including changes in prices and seat capacity offered in individual markets, could have a material effect on the profit performance of those business units of the Company.

10. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 21.8% and 20.4%, respectively, of operating expenses in the first quarters of 1997 and 1996. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, a significant increase in fuel prices could have a material adverse effect on the Company's operating performance.

11. The Company believes that its relations with employee groups are good. However, the existence of a significant labor dispute with any sizeable group of employees could have a material adverse effect on the Company's operations.

12.  The  Company  is  subject  to  regulation  under the  jurisdictions  of the
Department of Transportation and the Federal Aviation Administration and by certain other governmental agencies. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA has issued regulations imposing standards on airlines for the limitation of engine noise and standards to address aging aircraft maintenance procedures. The Company could become subject to future regulations which could impose new and significant operating costs on the Company. In addition, a modification, suspension or revocation of the Company's DOT or FAA authorizations or certificates could have a material adverse affect on the Company.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Amtran, Inc.
                                             (Registrant)




    Date: May 15, 1997     J. George Mikelsons
                           Chairman of the Board of Directors



    Date: May 15, 1997     Stanley L. Pace
                           President and Chief Executive Officer
                           Director


    Date: May 15, 1997     James W. Hlavacek
                           Executive Vice President, Chief Operating Officer,
                             and President of ATA Training Corporation
                           Director


    Date: May 15, 1997     Kenneth K. Wolff
                           Executive Vice President and Chief Financial Officer
                           Director