Form 10-Q
period 1997-06-30
AMTRAN INC
filed 1997-08-14
CIK 898904

United States Securities and Exchange Commission
                                 Washington, D.C.  20549

                                         FORM 10-Q

                                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the Period Ended June 30, 1997
                                             or

[  ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
     Act of 1934 For the Transition Period
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

                                Not applicable

(Former name,former address and former fiscal year,if changed since last report)


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

Common Stock,  Without Par Value - 11,613,852 shares as of July 31, 1997

PART I - Financial Information
Item 1 - Financial Statements
                          AMTRAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         June 30,                 December 31,
                                                                                             1997                      1996
                                                                                  ---------------------       ---------------------
                       ASSETS                                                           (Unaudited)
Current assets:
      Cash and cash equivalents                                                      $            65,396       $            73,382
       Receivables, net of allowance for doubtful accounts
            (1997 - $1,430;  1996 - $1,274)                                                       23,246                    20,239
      Inventories,  net                                                                           14,863                    13,888
      Assets held for sale                                                                        13,838                    14,112
      Prepaid expenses and other current assets                                                   18,367                    14,672
                                                                                   ----------------------     ---------------------
Total current assets                                                                             135,710                   136,293

Property and equipment:
      Flight equipment                                                                           408,779                   381,186
      Facilities and ground equipment                                                             52,725                    51,874
                                                                                   ----------------------     ---------------------
                                                                                                 461,504                   433,060
      Accumulated depreciation                                                                 (230,206)                 (208,520)
                                                                                   ----------------------     ---------------------
          Property and equipment, net                                                            231,298                   224,540

     Deposits and other assets                                                                     9,724                     9,454
                                                                                   ----------------------     ---------------------
Total assets                                                                         $           376,732       $           370,287
                                                                                   ======================     =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                            $            35,226       $            30,271
     Accounts payable                                                                              8,015                    13,671
     Air traffic liabilities                                                                      57,788                    49,899
     Accrued expenses                                                                             69,156                    64,813
                                                                                   ----------------------     ---------------------
Total current liabilities                                                                        170,185                   158,654

Long-term debt, less current maturities                                                          109,493                   119,786
Deferred income taxes                                                                             25,539                    20,216
Other deferred items                                                                              13,703                    16,887

Commitments and contingencies

Shareholders' equity:
    Preferred stock:  authorized 10,000,000 shares, none issued                                   -                         -
    Common stock, without par value:
    Authorized 30,000,000 shares; issued 11,798,852-1997; 11,799,852-1996                       38,353                    38,341
         Additional paid-in capital                                                               15,667                    15,618
         Deferred compensation - ESOP                                                             (1,600)                   (2,133)
         Treasury stock: 185,000 shares - 1997; 185,000  shares - 1996                            (1,760)                   (1,760)
         Retained earnings                                                                         7,152                     4,678
                                                                                   ----------------------     ---------------------
                                                                                                  57,812                    54,744
                                                                                   ----------------------     ---------------------
Total liabilities and shareholders' equity                                           $           376,732       $           370,287
                                                                                   ======================     =====================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                           1997                  1996                 1997                 1996
                                                    ---------------------------------------    -------------------------------------
                                                      (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)
Operating revenues:

   Charter                                          $         93,019      $         73,025     $        193,365     $        156,230
   Scheduled service                                          87,253               105,666              169,257              216,119
   Ground package                                              5,171                 5,614               11,025               12,862
   Other                                                       6,744                11,090               12,824               17,319
                                                    -----------------     -----------------    -----------------    ----------------
Total operating revenues                                     192,187               195,395              386,471              402,530
                                                    -----------------     -----------------    -----------------    ----------------

Operating expenses:
   Salaries, wages and benefits                               43,917                41,560               84,407               81,906
   Fuel and oil                                               36,399                39,522               77,070               80,671
   Handling, landing and navigation fees                      17,214                16,576               34,462               36,347
   Depreciation and amortization                              15,296                15,144               29,436               30,705
   Aircraft rentals                                           14,137                17,271               28,284               34,396
   Aircraft maintenance, materials and repairs                13,840                14,259               24,925               27,883
   Crew and other employee travel                              9,386                 9,455               17,306               17,243
   Passenger service                                           7,588                 7,699               15,774               16,914
   Commissions                                                 6,655                 7,586               12,589               14,964
   Ground package cost                                         4,279                 4,663                9,494               10,091
   Other selling expenses                                      3,595                 4,577                6,794               10,155
   Advertising                                                 3,144                 3,295                6,658                5,822
   Facility and other rentals                                  2,232                 2,383                4,351                4,428
   Other operating expenses                                   13,484                14,331               26,172               28,500
                                                    -----------------     -----------------    -----------------    ----------------
Total operating expenses                                     191,166               198,321              377,722              400,025
                                                    -----------------     -----------------    -----------------    ----------------

Operating income (loss)                                        1,021               (2,926)                8,749                2,505

Other income (expense):
   Interest income                                                79                    65                  225                  268
   Interest (expense)                                        (1,708)                 (819)              (3,320)              (2,177)
   Other                                                         128                   106                  183                  192
                                                    -----------------     -----------------    -----------------    ----------------
Other expenses                                               (1,501)                 (648)              (2,912)              (1,717)
                                                    -----------------     -----------------    -----------------    ----------------

Income (loss) before income taxes                              (480)               (3,574)                5,837                  788
Income taxes (credits)                                           269               (1,289)                3,364                  720
                                                    -----------------     -----------------    -----------------    ----------------
Net income (loss)                                    $         (749)       $       (2,285)      $         2,473      $            68
                                                    =================     =================    =================    ================
Net income (loss) per share                          $        (0.06)       $        (0.20)      $          0.21      $          0.01
                                                    =================     =================    =================    ================

Average shares outstanding                                11,575,653            11,493,757           11,573,761           11,492,941



See accompanying notes.

PART I - Financial Information
 Item 1 - Financial Statements

                                                 AMTRAN, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in thousands)


                                                                                           Six Months Ended June 30,
                                                                                           1997                     1996
                                                                                 -----------------------------------------------
                                                                                      (Unaudited)                (Unaudited)
Operating activities:
Net income                                                                         $             2,473      $                68
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                                              29,436                   30,705
     Deferred income taxes                                                                       5,323                      712
     Other non-cash items                                                                        2,312                    2,153
Changes in operating assets and liabilities:
      Receivables                                                                              (3,007)                     (176)
      Inventories                                                                              (1,627)                   (1,251)
      Assets held for sale                                                                         273                        -
      Prepaid expenses                                                                         (3,695)                    1,457
      Accounts payable                                                                         (5,656)                     (579)
      Air traffic liabilities                                                                    7,889                      499
      Accrued expenses                                                                           4,328                    2,022
                                                                                 ----------------------   ----------------------
Net cash provided by operating activities                                                       38,049                   35,610
                                                                                 ----------------------   ----------------------

Investing activities:
    Proceeds from sales of property and equipment                                                  391                   14,957
    Capital expenditures                                                                      (36,720)                  (60,294)
    Reductions of (additions to) other assets                                                  (4,369)                    2,478
                                                                                 ----------------------   ----------------------
Net cash used in investing activities                                                         (40,698)                  (42,859)
                                                                                 ----------------------   ----------------------

Financing activities:
    Proceeds from long-term debt                                                                     -                   11,786
    Payments on long-term debt                                                                 (5,337)                  (10,478)
    Purchase of treasury stock                                                                       -                     (179)
                                                                                 ----------------------   ----------------------
Net cash provided by (used in) financing activities                                            (5,337)                    1,129
                                                                                 ----------------------   ----------------------

Decrease in cash and cash equivalents                                                           (7,986)                   (6,120)
Cash and cash equivalents, beginning of period                                                  73,382                   92,741
                                                                                 ----------------------   ----------------------
Cash and cash equivalents, end of period                                           $            65,396      $            86,621
                                                                                 ======================   ======================

Supplemental disclosures:

   Cash payments (refunds) for:
       Interest                                                                    $             3,656      $             1,907
       Income taxes                                                                              (320)                      384

   Financing and investing activities not affecting cash:
      Issuance of long-term debt directly for capital expenditures                 $                 -      $            18,400



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


      The consolidated financial statements for the quarters ended June 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 1997, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.


2.    Accounting Pronouncements Pending Adoption


      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share," which establishes new standards for the calculation of earnings per share effective for interim and annual periods ending after December 15, 1997. Subsequent to this effective date, all prior period earnings per share amounts disclosed in financial statements are required to be restated to conform to the new standards under Statement 128. Due to the small number of dilutive common stock equivalents currently included in earnings per share calculations, the Company does not currently expect that the impact from restatement of prior period earnings per share will be material.


3.    Subsequent Debt Transactions

      On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit sources. On that date the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven year notes in a private offering under rule 144A, and (ii) entered into a new $50.0 million secured revolving credit facility. The net proceeds of the unsecured notes were approxi-mately $97.0 million, after application of costs and fees issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft.

Part I -- Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations


Quarter and Six Months Ended June 30, 1997, Versus Quarter and Six Months Ended June 30, 1996


Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations includes the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units.

                                       Three Months Ended June 30,                       Six Months Ended June 30,
                                       ---------------------------                       -------------------------
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)

                              --------------- --------------- --------------- --------------- --------------- ----------------

Departures Jet                         9,644          12,724         (3,080)          19,273          25,334          (6,061)
Departures J31(a)                      2,937               -           2,937           2,937               -            2,937

                              --------------- --------------- --------------- --------------- --------------- ----------------

  Total Departures (b)                12,581          12,724           (143)          22,210          25,334          (3,124)

                              --------------- --------------- --------------- --------------- --------------- ----------------

Block Hours Jet                       31,574          36,672         (5,098)          62,543          73,040         (10,497)
Block Hours J31                        3,129               -           3,129           3,129               -            3,129
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Block Hours (c)               34,703          36,672         (1,969)          65,672          73,040          (7,368)
                              --------------- --------------- --------------- --------------- --------------- ----------------

RPMs Jet (000s)                    2,199,310       2,292,650        (93,340)       4,409,371       4,793,292        (383,921)
RPMs J31 (000s)                        6,046               -           6,046           6,046               -            6,046
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total RPMs (000s) (d)            2,205,356       2,292,650        (87,294)       4,415,417       4,793,292        (377,875)
                              --------------- --------------- --------------- --------------- --------------- ----------------

ASMs Jet (000s)                    3,095,292       3,496,497       (401,205)       6,080,286       6,942,344        (862,108)
ASMs J31 (000s)                        9,856               -           9,856           9,856               -            9,856
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total ASMs (000s) (e)            3,105,148       3,496,497       (391,349)       6,090,142       6,942,344        (852,252)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Load Factor Jet                        71.05           65.57            5.48           72.52           69.04             3.48
Load Factor J31                        61.34               -             N/M           61.34               -              N/M
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Load Factor (f)                71.02           65.57            5.45           72.50           69.04             3.46
                              --------------- --------------- --------------- --------------- --------------- ----------------

Pax Enplaned Jet                   1,312,125       1,496,897       (184,772)       2,719,253       3,199,502        (480,249)
Pax Enplaned J31                      31,573               -          31,573          31,573               -           31,573
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Pax Enplaned (g)           1,343,698       1,496,897       (153,199)       2,750,826       3,199,502        (448,676)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Revenue $(000s)                      192,187         195,395         (3,208)         386,471         402,530         (16,059)
Revenue per ASM $ (h)                   6.19            5.59            0.60            6.35            5.80             0.55
Cost Per ASM $ (i)                      6.16            5.68            0.48            6.21            5.77             0.44
Revenue per RPM $ (j)                   8.71            8.52            0.19            8.75            8.40             0.35

(a) Effective April 1, 1997, the Company began operating 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids under an agreement with Chicago Express.

(b) A departure is a single takeoff and landing operated by a single aircraft between an origin city and a destination city.

(c) Block hours for any aircraft represent the elapsed time computed from the moment the aircraft first moves under its own power from the origin city boarding ramp to the moment it comes to rest at the destination city boarding ramp.

(d) Revenue passenger miles (RPMs) represent the number of seats occupied by revenue passengers multiplied by the number of miles those seats are flown. RPMs are an industry measure of the total seat capacity actually sold by the Company.

(e) Available seat miles (ASMs) represent the number of seats available for sale to revenue passengers multiplied by the number of miles those seats are flown. ASMs are an industry measure of the total seat capacity offered for sale by the Company, whether sold or not.

(f) Passenger load factor is the percentage derived by dividing revenue passenger miles by available seat miles. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of tour operator and U.S. military business units, load factor is not relevant because an entire aircraft is sold by the Company without regard to the number of actual passengers boarded. Since both costs and revenues are largely fixed for these types of flights, changes in load factor have little impact on business unit profitability. Consolidated load factors for the Company are shown in the preceding table for industry comparability, but load factors for individual charter businesses are omitted from subsequent tables.

(g) Revenue passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(h) Revenue per available seat mile (expressed as cents per ASM) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's ability to maximize revenues from the sale of total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (j) below for the definition of yield). In the case of tour operator and U.S. military, RASM is a measure of the Company's ability to maximize revenues from the sale of an entire aircraft. In all cases, RASM adjusts for the differing seat capacities on the Company's three fleet types.

(i) Cost per available seat mile (expressed as cents per ASM) is total operating expense divided by total ASMs.

(j) Revenue per revenue passenger mile (expressed as cents per RPM) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to scheduled service, because yield is a measure of the Company's ability to optimize the price paid by customers purchasing individual seats. Yield is not relevant to the tour operator and U.S. military business units because the entire aircraft is sold at one time for one price. Consolidated yields are shown in the preceding table for industry comparability, but yields for individual charter businesses are omitted from subsequent tables.

N/M - Not meaningful.


Overview

Amtran is a leading provider of charter airline services and, on a targeted basis, scheduled airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 24 years and is the eleventh largest U.S. airline in terms of 1996 revenue passenger miles. ATA provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military. Scheduled services are provided through nonstop and connecting flights from the gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean.

An analysis by the Company in 1996 of the profitability of its scheduled service and charter service business units disclosed that a significant number of scheduled service markets then being served by the Company had become increasingly unprofitable. The Company believes that several key factors had contributed to the deterioration of profitability of scheduled service operations in late 1995 and the first half of 1996, including (i) a significant increase in competition from larger carriers in the Company's scheduled service markets; (ii) the negative impact on low-fare carriers, such as the Company, from unfavorable media coverage of the ValuJet accident in Florida in May 1996, and, to a lesser extent, the Company's own decompression incident on the following day; (iii) a significant increase in fuel costs; and (iv) a federal excise tax on fuel beginning in the fourth quarter of 1995.

In August 1996, the Company announced a significant restructuring of scheduled service operations. More than one-third of scheduled service capacity operated during the summer of 1996 was eliminated. The Company completely eliminated its unprofitable Boston and intra-Florida scheduled service operations and also exited completely, or reduced in frequency, certain markets served from
Chicago-Midway, Indianapolis and Milwaukee. In conjunction with this restructuring, the Company completed a 15% reduction in its employee and contract work forces by the end of 1996.

In addition, the Company re-evaluated the relative economic performance of its three fleet types in the context of the restructured markets to be served by the Company and optimized the type and number of aircraft through a fleet restructuring which was completed by the end of 1996. The Company reduced the number of Boeing 757-200 aircraft from 11 units at the end of 1995 to seven units at the end of 1996. The remaining seven Boeing 757-200 aircraft are all powered by Rolls-Royce engines, with all Pratt-&-Whitney-powered aircraft having been eliminated from the fleet. The Company committed four Boeing 757-200s to the U.S. military business unit and placed the remaining three Boeing 757-200s in mission-specific uses in scheduled service.

As a result of the 1996 restructuring, the Company believes that it has established a better economic platform from which to pursue its long-term strategies of: (i) maintaining its low-cost advantage versus competitors; (ii) strengthening its leading position in the niche charter business; (iii) selectively participating in scheduled service; and (iv) capitalizing on selected growth opportunities in areas of the Company's core competency.

In the first six months of 1997, the results of operations for the Company showed significant improvement as compared to the first six months of 1996. For the three months ended June 30, 1997, the Company earned $1.0 million in operating income, as compared to an operating loss of $2.9 million in the same quarter of 1996, and recognized a net loss of $749,000 in the 1997 second quarter, as compared to a net loss of $2.3 million in the second quarter of 1996. The 1997 second quarter was significantly impacted by the accelerated recognition of $2.0 million in prepaid compensation expense (17 cents per share) due to the resignation of its former President and Chief Executive Officer in May 1997, for which the Company received no tax benefit. The second quarter 1997 net loss per share was 6 cents, as compared to a net loss per share of 20 cents in the same period of 1996. For the six months ended June 30, 1997, the Company earned $8.7 million in operating income, as compared to $2.5 million in operating income in the six months ended June 30, 1996; and the Company earned $2.5 million in net income, or 21 cents per share, in the six months ended June 30, 1997, as compared to net income of $68,000, or 1 cent per share, in the comparable period of 1996.

The Company's operating revenues decreased 1.6% to $192.2 million in the second quarter of 1997 as compared to $195.4 million in the second quarter of 1996. Second quarter 1997 operating revenues were 6.19 cents per ASM, an increase of 10.7% from the second quarter 1996 of 5.59 cents per ASM. Between these same periods, ASMs decreased 11.2% to 3.105 billion from 3.496 billion, RPMs decreased 3.8% to 2.205 billion from 2.293 billion, and passenger load factor increased 5.4 points to 71.0% as compared to 65.6%. Yield in the second quarter of 1997 increased 2.2% to 8.71 cents per RPM, as compared to 8.52 cents per RPM in the second quarter of 1996. Total passengers boarded decreased 10.2% to 1,343,698 in the second quarter of 1997 as compared to 1,496,897 in the second quarter of 1996, and total departures decreased 1.1% to 12,581 from 12,724 in the same comparable periods.

The Company's operating revenues decreased 4.0% to $386.5 million in the six months ended June 30, 1997, as compared to $402.5 million in the six months ended June 30, 1996. Operating revenues per ASM increased 9.5% to 6.35 cents in the six months ended June 30, 1997, as compared to 5.80 cents in the same period of 1996. ASMs decreased 12.3% to 6.090 billion from 6.942 billion, RPMs decreased 7.9% to 4.415 billion from 4.793 billion, and passenger load factor increased 3.5 points to 72.5% as compared to 69.0%. Yield in the six months ended June 30, 1997, increased 4.2% to 8.75 cents per RPM, as compared to 8.40 cents per RPM in the same period of 1996. Total passengers boarded decreased 14.0% to 2,750,826 in the six months ended June 30, 1997, as compared to 3,199,502 in the same period of 1996, while total departures decreased 12.3% to 22,210 from 25,334 in the same comparable periods.

Operating expenses decreased 3.6% to $191.2 million in the second quarter of 1997 as compared to $198.3 million in the second quarter of 1996, and operating expenses decreased 5.6% to $377.7 million in the six months ended June 30, 1997, as compared to $400.0 million in the same period of 1996. Operating expense per ASM increased 8.5% to 6.16 cents in the second quarter of 1997 as compared to
5.68 cents in the second quarter of 1996, while operating expense per ASM increased 7.6% to 6.21 cents in the six months ended June 30, 1997, as compared to 5.77 cents in the same period of 1996.

Results of Operations in Cents per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.


                                                              Cents Per ASM                       Cents Per ASM
                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                          1997              1996              1997              1996

Total operating revenues                                  6.19              5.59              6.35              5.80

Operating expenses:

    Salaries, wages and benefits                          1.41              1.19              1.39              1.18
    Fuel and oil                                          1.17              1.13              1.27              1.16
    Handling, landing and navigation fees                 0.56              0.48              0.57              0.52
    Depreciation and amortization                         0.49              0.43              0.48              0.44
    Aircraft rentals                                      0.46              0.49              0.46              0.50
    Aircraft maintenance, materials and repairs           0.45              0.41              0.41              0.40
    Crew and other employee travel                        0.30              0.27              0.28              0.25
    Passenger service                                     0.25              0.22              0.26              0.24
    Commissions                                           0.21              0.22              0.21              0.22
    Ground package cost                                   0.14              0.13              0.16              0.15
    Other selling expenses                                0.12              0.13              0.11              0.15
    Advertising                                           0.10              0.09              0.11              0.08
    Facility and other rentals                            0.07              0.07              0.07              0.06
    Other operating expenses                              0.43              0.42              0.43              0.42
                                                          ----              ----              ----              ----

Total operating expenses                                  6.16              5.68              6.21              5.77
                                                          ----              ----              ----              ----
Operating income (loss)                                   0.03             (0.09)             0.14              0.03
                                                          ====             ======             ====              ====

ASMs (in thousands)                                    3,105,148         3,496,497          6,090,142         6,942,394

Operating Revenues

Total operating revenues for the second quarter of 1997 decreased 1.6% to $192.2 million from $195.4 million in the second quarter of 1996. This decrease was due to an $18.4 million decrease in scheduled service revenues, a $0.4 million decrease in ground package revenues and a $4.4 million decrease in other revenues, partially offset by a $20.0 million increase in charter revenues.

Total operating revenues for the six months ended June 30, 1997 decreased 4.0% to $386.5 million from $402.5 million in the six months ended June 30, 1996. This decrease was due to a $46.8 million decrease in scheduled service revenues, a $1.8 million decrease in ground package revenues and a $4.5 million decrease in other revenues, partially offset by a $37.1 million increase in charter revenues.

Operating revenues for the second quarter of 1997 were 6.19 cents per ASM, an increase of 10.7% from the second quarter of 1996 of 5.59 cents per ASM. Operating revenues for the six months ended June 30, 1997, were 6.35 cents per ASM, an increase of 9.5% from the six months ended June 30, 1996, of 5.80 cents per ASM.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators, specialty charter customers and from the United States military. The Company's charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Total charter revenues increased 27.4% to $93.0 million in the second quarter of 1997, as compared to $73.0 million in the second quarter of 1996, and total charter revenues increased 23.8% to $193.4 million in the first six months of 1997, as compared to $156.2 million in the same period of 1996. Charter revenue growth, prior to scheduled service restructuring in late 1996, had been constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September 1996. The Company's restructuring strategy, as reflected in the Company's results of operations during the first six months of 1997, included a renewed emphasis on charter revenue sources. The Company believes that tour operator, specialty charter and military operations are businesses where the Company's experience and size provide meaningful competitive advantage. Charter revenues produced 48.4% of total operating revenues in the second quarter of 1997, as compared to 37.4% in the same quarter of 1996, while charter revenues represented 50.0% of total operating revenues in the first six months of 1997, as compared to 38.8% in the comparable period of 1996.

Tour Operator Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the tour operator flying operations of the Company.

                                       Three Months Ended June 30,                       Six Months Ended June 30,
                                       ---------------------------                       -------------------------
                                      1997            1996         Inc (Dec)          1997            1996          Inc (Dec)

Departures (b)                        2,624           2,575             49           6,002           6,244            (242)
Block Hours (c)                       8,602           8,643            (41)         19,843          20,772            (929)
RPMs (000s) (d)                     731,755         718,955         12,800       1,740,466       1,796,262         (55,796)
ASMs (000s) (e)                     912,404         965,839        (53,435)      2,119,317       2,251,862        (132,545)
Pax Enplaned (g)                    466,695         426,575         40,120       1,118,596       1,082,899           35,697
Revenue $(000s)                      51,164          50,774            390         120,805         119,336            1,469
Revenue per ASM $ (h)                  5.61            5.26           0.35            5.70            5.30             0.40

See footnotes (b) through (h) on pages 7-8.

Charter revenues derived from independent tour operators increased 0.8% to $51.2 million in the second quarter of 1997, as compared to $50.8 million in the second quarter of 1996. Tour operator RPMs increased 1.8% to 731.8 million in the second quarter of 1997 from 719.0 million in the comparable 1996 period, while ASMs decreased 5.5% to 912.4 million from 965.8 million. Tour operator RASM increased 6.7% to 5.61 cents from 5.26 cents between the same periods. Tour operator passengers boarded increased 9.4% to 466,695 in the second quarter of 1997 as compared to 426,575 in the comparable quarter of 1996; tour operator departures increased 1.9% to 2,624 in the second quarter of 1997 as compared to 2,575 in the second quarter of 1996; and tour operator block hours decreased 0.5% to 8,602 in the second quarter of 1997 as compared to 8,643 in the second quarter of 1996.

Charter revenues derived from independent tour operators increased 1.3% to $120.8 million in the six months ended June 30, 1997, as compared to $119.3 million in the six months ended June 30, 1996. Tour operator RPMs decreased 3.1% to 1.740 billion in the six months ended June 30, 1997, from 1.796 billion in the comparable 1996 period, while ASMs decreased 5.9% to 2.119 billion from
2.252 billion. Tour operator RASM increased 7.5% to 5.70 cents from 5.30 cents between the same periods. Tour operator passengers boarded increased 3.3% to 1,118,596 in the six months ended June 30, 1997, as compared to 1,082,899 in the comparable period of 1996; tour operator departures decreased 3.9% to 6,002 in the six months ended June 30, 1997, as compared to 6,244 in the six months ended June 30, 1996; and tour operator block hours decreased 4.5% to 19,843 in the six months ended June 30, 1997, as compared to 20,772 in the six months ended June 30, 1996.

The Company operates in two principal components of the tour operator business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts.

During the late 1996 restructuring of scheduled service operations, the Company also sought to implement changes in track charter programs to provide improved profit performance for this business unit. Although some tour programs were unable to meet required economics and were therefore eliminated, other programs have been improved, and new programs have been added, which are anticipated to produce improved profit performance for this business unit during the summer months of 1997. Some of the revenue per block hour and RASM improvement noted in the second quarter of 1997 for tour operator programs was attributable to changes in these programs which had become effective during that quarter.

The Company believes that although price is the principal competitive criterion for its tour operator programs, product quality, reputation for reliability and delivery of services which are customized to specific needs have become increasingly important to the buyer of this product. Accordingly, as the Company continues to emphasize the growth and profitability of this business unit, it will seek to maintain its low-cost pricing advantage, while differentiating itself from competitors through the delivery of customized services and the maintenance of consistent and dependable operations. In this manner, the Company believes that it will produce significant value for its tour operator partners by delivering an attractively priced product which exceeds the leisure traveler's expectations.

Specialty charter is a product which is especially designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter might include such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements usually more than compensates for these increased costs. In addition, specialty charter programs sometimes permit the Company to increase overall aircraft utilization by providing filler traffic during periods of low demand from other programs such as tour-operator-generated track charter. The Company believes that it is competitively advantaged to attract this type of business due to the size and geographic dispersion of its fleet, which reduces costly ferry time for aircraft and crews and thus permits more competitive pricing. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements.

Military Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

                                       Three Months Ended June 30,                       Six Months Ended June 30,
                                       ---------------------------                       -------------------------
                                     1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
Departures (b)                       1,507             845             662           2,727           1,378            1,349
Block Hours (c)                      5,907           3,066           2,841          10,596           5,158            5,438
RPMs (000s) (d)                    348,813         177,785         171,028         596,544         292,809          303,735
ASMs (000s) (e)                    716,404         398,603         317,801       1,230,652         666,193          564,459
Pax Enplaned (g)                    90,540          50,399          40,141         156,843          82,512           74,331
Revenue $(000s)                     41,855          22,251          19,604          72,560          36,894           35,666
Revenue per ASM $ (h)                 5.84            5.58            0.26            5.90            5.54             0.36

See footnotes (b) through (h) on pages 7-8.

Charter revenues derived from the U.S. military increased 87.9% to $41.9 million in the second quarter of 1997 as compared to $22.3 million in the second quarter of 1996. U.S. military RPMs increased 96.2% to 348.8 million in the second quarter of 1997 from 177.8 million in the comparable 1996 period, while ASMs increased 79.7% to 716.4 million from 398.6 million. Military RASM increased 4.7% to 5.84 cents from 5.58 cents between the same time periods. U.S. military passengers boarded increased 79.7% to 90,540 in the second quarter of 1997 as compared to 50,399 in the comparable quarter of 1996; U.S. military departures increased 78.3% to 1,507 in the second quarter of 1997 as compared to 845 in the second quarter of 1996; and U.S. military block hours increased 92.7% to 5,907 in the second quarter of 1997 as compared to 3,066 in the first quarter of 1996.

Charter revenues derived from the U.S. military increased 96.7% to $72.6 million in the six months ended June 30, 1997, as compared to $36.9 million in the six months ended June 30, 1996. U.S. military RPMs increased 103.7% to 596.5 million in the six months ended June 30, 1997, from 292.8 million in the comparable 1996 period, while ASMs increased 84.8% to 1.231 billion from 666.2 million. Military RASM increased 6.5% to 5.90 cents from 5.54 cents between the same time periods. U.S. military passengers boarded increased 90.1% to 156,843 in the six months ended June 30, 1997, as compared to 82,512 in the comparable period of 1996; U.S. military departures increased 97.9% to 2,727 in the six months ended June 30, 1997, as compared to 1,378 in the six months ended June 30, 1996; and U.S. military block hours increased 105.4% to 10,596 in the first six months of 1997 as compared to 5,158 in the first six months of 1996.

The Company participates in two related military programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, in 1992 the Company entered into a contractor teaming arrangement with four other cargo and passenger airlines serving the U.S. military. Under this arrangement, the team has a greater likelihood of receiving fixed award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced, since the Company represents a significant portion of the total passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the mobilization points. All airlines participating in the fixed award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been awarded fixed contract business, and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The U.S. military business grew at the fastest year-over-year rate of any business unit of the Company during the first half of 1997. In the second quarter of 1997, the Company's U.S. military revenues represented 21.8% of total operating revenues, as compared to 11.4% in the second quarter of 1996. In the first six months of 1997, the Company's U.S. military revenues represented 18.8% of total operating revenues, as compared to 9.2% in the same period of 1996. As a result of the restructuring of scheduled service and the rationalization of the Company's fleet in 1996, the Company committed four of its seven remaining Boeing 757-200 aircraft to the U.S. military for the year ending September 30, 1997. As a result of an analysis undertaken during 1996, the Company was also successful in more accurately documenting the actual costs associated with military flying and was therefore able to obtain rate increases for the contract year ending September 30, 1997. The Company has obtained additional rate increases for the contract year ending September 30, 1998.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that a larger U.S. military business operation will tend to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft is competitively advantaged to serving the transportation needs of the U.S. military. Although foreign bases have been reduced in troop size, the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive FAA certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation (ETOPS), which permits these aircraft to operate missions over water which can be up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying. Despite these advantages the Company believes that increases in U.S. military flying will moderate in future periods.

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service flying operations of the Company. Data shown for "jet" operations includes the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 air-craft in scheduled service.

                                       Three Months Ended June 30,                       Six Months Ended June 30,
                                       ---------------------------                       -------------------------
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
                              --------------- --------------- --------------- --------------- --------------- ----------------
Departures Jet                    5,463           8,879         (3,416)          10,454          17,273          (6,819)
Departures J31(a)                 2,937               -           2,937           2,937               -           2,937
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Departures (b)            8,400           8,879           (479)          13,391          17,273          (3,882)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Block Hours Jet                  16,946          23,692         (6,746)          31,872          45,791         (13,919)
Block Hours J31                   3,129               -           3,129           3,129               -           3,129
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Block Hours (c)          20,075          23,692         (3,617)          35,001          45,791         (10,790)
                              --------------- --------------- --------------- --------------- --------------- ----------------

RPMs Jet (000s)               1,114,453       1,309,855       (192,402)       2,064,611       2,615,442        (550,831)
RPMs J31 (000s)                   6,046               -           6,046           6,046               -           6,046
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total RPMs (000s) (d)       1,120,499       1,309,855       (189,356)       2,070,657       2,615,442        (544,785)

                              --------------- --------------- --------------- --------------- --------------- ----------------
ASMs Jet (000s)               1,457,433       1,995,120       (537,687)       2,713,752       3,882,873      (1,169,121)
ASMs J31 (000s)                   9,856               -           9,856           9,856               -           9,856
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total ASMs (000s) (e)       1,467,289       1,995,120       (527,831)       2,723,608       3,882,873      (1,159,265)
                              --------------- --------------- --------------- --------------- --------------- ----------------
Load Factor Jet                   76.47           65.65           10.82           76.08           67.36            8.72
Load Factor J31                   61.34               -             N/M           61.34               -             N/M
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Load Factor (f)           76.37           65.65           10.72           76.03           67.36            8.67
                              --------------- --------------- --------------- --------------- --------------- ----------------

Pax Enplaned Jet                751,791         955,755       (203,964)       1,438,287       1,968,133        (529,846)
Pax Enplaned J31                 31,573               -          31,573          31,573               -          31,573
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Pax Enplaned (g)        783,364         955,755       (172,391)       1,469,860       1,968,133        (498,273)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Revenues $(000s)                 87,253         105,666        (18,413)         169,257         216,119         (46,862)
Revenue per ASM $ (h)              5.95            5.30            0.65            6.21            5.57            0.64
Revenue per RPM $ (j)              7.79            8.07          (0.28)            8.17            8.26           (0.09)
Rev per segment $ (k)            111.38          110.56            0.82          115.15          109.81            5.34

See footnotes (a) through (j) on pages 7-8. N/M - Not Meaningful.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the second quarter of 1997 decreased 17.4% to $87.3 million from $105.7 million in the second quarter of 1996. Scheduled service revenues comprised 45.4% of total operating revenues in the second quarter of 1997, as compared to 54.1% of operating revenues in the same period of the prior year. Scheduled service RPMs decreased 14.5% to 1.120 billion from
1.310 billion, while ASMs decreased 26.5% to 1.467 billion from 1.995 billion, resulting in an increase of 10.7 points in passenger load factor to 76.4% in the second quarter of 1997 from 65.7% in the second quarter of 1996. Scheduled service yield in the second quarter of 1997 decreased 3.5% to 7.79 cents from
8.07 cents in the same period of 1996, while RASM increased 12.3% to 5.95 cents from 5.30 cents between the same comparable periods. Scheduled service departures in the second quarter of 1997 decreased 5.4% to 8,400 from 8,879 in the second quarter of 1996; block hours decreased 15.3% to 20,075 in the second quarter of 1997 from 23,692 in the same period of 1996; and passengers boarded decreased 18.0% over such period to 783,364, as compared to 955,755.

Scheduled service revenues in the six months ended June 30, 1997, decreased 21.7% to $169.3 million from $216.1 million in the six months ended June 30, 1996. Scheduled service revenues comprised 43.8% of total operating revenues in the six months ended June 30, 1997, as compared to 53.7% of operating revenues in the same period of the prior year. Scheduled service RPMs decreased 20.8% to
2.071 billion from 2.615 billion, while ASMs decreased 29.8% to 2.724 billion from 3.883 billion, resulting in an increase of 8.6 points in passenger load factor to 76.0% in the six months ended June 30, 1997, from 67.4% in the six months ended June 30, 1996. Scheduled service yield in the six months ended June 30, 1997, decreased 1.1% to 8.17 cents from 8.26 cents in the same period of 1996, while RASM increased 11.5% to 6.21 cents from 5.57 cents between the same comparable periods. Scheduled service departures in the six months ended June 30, 1997, decreased 22.5% to 13,391 from 17,273 in the six months ended June 30, 1996; block hours decreased 23.6% to 35,001 in the six months ended June 30, 1997, from 45,791 in the same period of 1996; and passengers boarded decreased 25.3% between periods to 1,469,860, as compared to 1,968,133.

The Company added scheduled service capacity during the second quarter of 1996 which primarily included expanded direct and connecting frequencies through the Company's four major gateway cities of Chicago-Midway, Indianapolis, Milwaukee and Boston to west coast and Florida markets already being served. New seasonal scheduled service was also introduced in the second quarter of 1996 from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service was also added to San Diego, California, in the second quarter of 1996.

The introduction of this new capacity coincided closely, however, with the May 11, 1996 ValuJet accident in Florida and the resulting persistent negative media attention directed toward airline safety, and especially toward low-fare airlines. On May 12, the Company experienced a cabin decompression incident on one of its own flights which, although it resulted in no serious injury to crew or passengers, nevertheless attracted additional negative media attention, occurring as it did one day after the ValuJet tragedy. As a consequence, during the second half of May and the month of June 1996, the Company estimates that it lost significant scheduled service revenues from both canceled reservations and reservations which were never received.

In association with the 1996 restructuring of the Company's scheduled service operations, a significant reduction in scheduled service was announced on August 26, 1996. Between September 4 and December 2, 1996, more than one-third of the scheduled service capacity operating during the 1996 summer months was eliminated. All scheduled service flights to and from Boston were eliminated by December 2, 1996, including service to West Palm Beach, San Juan, Montego Bay, St. Petersburg, Las Vegas, Orlando and Ft. Lauderdale. Intra-Florida services connecting the cities of Ft. Lauderdale, Orlando, Miami, Sarasota, St. Petersburg and Ft. Myers were eliminated as of October 27, 1996. Other selected services from Indianapolis, Chicago-Midway and Milwaukee to Florida and to west-coast destinations were also reduced or eliminated by October 27, 1996. The Company's scheduled service between Chicago-Midway and the cities of Indianapolis and Milwaukee was replaced with a code share agreement with Chicago Express on October 27, 1996 as discussed further below. In association with this service reduction, all scheduled service ceased at Seattle, Grand Cayman, West Palm Beach, Montego Bay, Miami and San Diego.

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

As a result of the restructuring of scheduled service operations in the manner described above, the scheduled service component of the Company's operations was profitable in the first and second quarters of 1997. Profitability was achieved through a combination of significantly higher load factors between periods, generating improved RASM, even though total revenues in scheduled service declined between years. The Company believes that profitability was enhanced in this business unit through the selective elimination of flights which had previously produced below-average load factors and yield, and that the elimination of intra-Florida flying in particular was a prominent factor in this improvement. Profitability was further enhanced in certain scheduled service markets through the reassignment of aircraft fleet types to provide better balance within markets between revenues, costs, and aircraft operational capabilities.

On  October  27,  1996 the  Company  also  implemented  a  commuter  code  share partnership with Chicago Express to provide incremental connecting traffic between Indianapolis, Milwaukee and other smaller midwestern cities into the Company's Chicago-Midway connections with certain Florida and west-coast destinations. This partnership was replaced with an agreement effective April 1, 1997, under which the Company now operates 19-seat Jetstream 31 propeller aircraft between its Chicago-Midway hub and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids.

In addition to the rationalization of markets, schedules and aircraft, during the first half of 1997, the Company also achieved a more profitable balance between scheduled service seat inventory and price-driven customer demand for those seats, consistent with competitive conditions in those markets. A decline in yield between periods was more than offset by the positive impact of load factor growth for scheduled service. Yield in the second quarter of 1997 decreased 3.5% to 7.79 cents as compared to 8.07 cents in the same period of 1996, and yield in the first six months of 1997 decreased 1.0% to 8.17 cents from 8.26 cents in the same period of 1996. Load factor growth was 16.3% in the second quarter of 1997 as compared to the second quarter of 1996, and 12.9% between the six months ended June 30, 1997 and the comparable period of 1996. Due to the high proportion of fixed versus variable costs associated with operating a scheduled flight, the positive profit contribution of increased load factor was much more significant than the offsetting loss in average yield which resulted from more aggressive pricing of certain seat inventory.

Scheduled service profitability improvement in the second quarter of 1997 was accomplished in spite of what would normally have been a demand-dampening effect from the reintroduction of the U.S. departure and 10% federal excise taxes on tickets on March 7, 1997, which had expired on January 1, 1997. In August 1997, federal legislation was enacted which indefinitely extends these taxes. The U.S. departure tax for international destinations was increased from $6 to $12 per passenger, and a new U.S. arrivals tax of $12 per passenger was added for passengers arriving into the United States from international cities. Effective October 1, 1997, the new tax law also changes the method of computation of the federal excise tax from a simple 10% of ticket sale value to a declining per-centage of ticket sale value (ranging from 9.0% to 7.5%), plus an increasing inflation-indexed charge per passenger segment flown (ranging from $1 to $3). The Company does not currently expect that the change in federal excise tax computation will place it at either a significant pricing advantage or dis-advantage as compared to the previous computation method.

The Company continues to evaluate the profit and loss performance of its scheduled service business, and the Company may further reduce or potentially restore some scheduled service operations. The Company began new service in June 1997, between New York's John F. Kennedy International Airport and
Chicago-Midway, Indianapolis and St. Petersburg, and has added several frequencies between the midwest and the west coast for the summer season. New York service to Chicago-Midway and St. Petersburg has been retained for the 1997-98 winter season.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues decreased 7.1% to $5.2 million in the second quarter of 1997 as compared to $5.6 million in the second quarter of 1996. For the six months ended June 30, 1997, ground package revenues decreased 14.7% to $11.0 million from $12.9 million in the similar 1996 period.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 34,000 individual and family members annually. In the second quarter of 1997, total packages sold increased 8.9% over the second quarter of 1996, and for the six months ended June 30, 1997, the Club recorded a 3.9% increase in packages sold over the same 1996 period. During the second quarter of 1997, the average revenue earned for each ground package sold decreased 7.2% as compared to the second quarter of 1996, while for the six months ended June 30, 1997, average package price was unchanged as compared to the same period in 1996.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States and to selected Florida, Mexico and Caribbean destinations. These packages are marketed through travel agents as well as directly by the Company's own reservations centers. During the second quarter of 1997, the number of ground packages sold decreased 6.5% as compared to the second quarter of 1996, while for the six months ended June 30, 1997, the number of ground packages sold decreased 4.8% as compared to the same 1996 period. Reductions in the number of ground packages sold was mainly due to the reduction of the Company's scheduled service operations between years. During the second quarter of 1997, the average revenue earned for each ground package sold decreased 8.3% as compared to the second quarter of 1996, and for the six months ended June 30, 1997, the average package price decreased by 22.9% as compared to the same 1996 period.

The average revenue earned by the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of ATA. Other revenues decreased 39.6% to $6.7 million in the second quarter of 1997 as compared to $11.1 million in the second quarter of 1996, primarily due to a reduction of $4.2 million in revenues earned between periods through providing substitute service to other airlines. A substitute service agreement typically provides for the Company to operate an aircraft with its own crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. Other revenues decreased 26.0% to $12.8 million in the six months ended June 30, 1997, as compared to $17.3 million in the comparable 1996 period, for primarily the same reason.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and federal taxes. Salaries, wages and benefits expense for the second quarter of 1997 increased 5.5% to $43.9 million from $41.6 million in the second quarter of 1996. Salaries, wages and benefits expense for the six months ended June 30, 1997, increased 3.1% to $84.4 million from $81.9 million for the six months ended June 30, 1996.

Approximately $2.4 million of the increase between quarters, and approximately $3.2 million of the increase between the six month periods ending June 30, 1997 and 1996, was attributable to changes made in the third quarter of 1996 in senior executive positions and associated senior executive compensation plans. A $3.0 million compensation package was prepaid to the Company's former President and Chief Executive Officer during the fourth quarter of 1996 and the first quarter of 1997, which was being amortized to expense over the anticipated two year term of his employment ending August 1998. Due to his resignation in late May 1997, a one-time charge to expense for the unamortized $2.0 million prepaid balance was made in the second quarter of 1997 to salaries, wages and benefits, whereas no such charge to expense was incurred in the prior year.

The cost of salaries and wages earned by cockpit crew members and related support staff in the second quarter of 1997 was approximately $1.9 million higher than in the second quarter of 1996; for the six months ended June 30, 1997, cockpit crew salaries and wages were approximately $3.0 million higher than for the same period in 1996. These cost increases were incurred even though jet block hours flown by cockpit crew members declined by 13.9% between the second quarter of 1997 and the second quarter of 1996, and declined by 14.4% in the six months ended June 30, 1997, as compared to the same period in 1996. This increase in the unit cost of cockpit crews was attributable to the following significant factors: (i) the implementation of the cockpit crew collective bargaining agreement in August 1996, under which a 7.5% rate increase and more restrictive work rules became effective; (ii) crew utilization for U.S. military flying is significantly lower than for scheduled service and tour operator flying, and the increase in U.S. military block hours as a percentage of total block hours to 16.9% in the first half of 1997, as compared to 7.1% in the first half of 1996, contributed to lower average productivity; (iii) cockpit crew shortages during the first and second quarters of 1997 resulted in the need to increase premium pay to cockpit crew members in order to adequately staff the spring and early summer flying schedule; and (iv) cockpit crew productivity was further reduced by the fleet restructuring completed during 1996, which increased the percentage of jet block hours flown by three-crew-member aircraft (Lockheed L-1011 and Boeing 727-200) to 78.5% in the first six months of 1997, as compared to 68.7% in the comparable period of 1996. The Company estimates that, as a result of these factors, a cockpit crew cost per ASM increase equivalent to approximately $3.1 million was incurred in the second quarter of 1997 as compared to the second quarter of 1996, and approximately $5.6 million was incurred for the six months ended June 30, 1997, as compared to the same period of 1996. With the exception of costs resulting from the temporary crew shortages, which the Company expects to have resolved by the end of 1997, unit costs for cockpit crews are expected to remain at current levels.

The salaries, wages and benefits cost for employee groups other than senior executives and cockpit crews declined by $2.0 million in the second quarter of 1997 as compared to the second quarter of 1996, and by $3.7 million in the six months ended June 30, 1997, as compared to the same period in 1996. These costs declined as a result of the decline in equivalent full-time employment between periods, as well as due to the restructuring of certain employee benefit plans effective January 1, 1997. Total equivalent full-time employment for labor groups other than cockpit and cabin crews declined by 19.7% in the second quarter of 1997 as compared to the second quarter of 1996, and declined by 11.0% for the six months ended June 30, 1997, as compared to the same period in 1996.

Salaries, wages and benefits expense for the second quarter of 1997 was 1.41 cents per ASM, an increase of 18.5% from the second quarter of 1996 of 1.19 cents per ASM. Salaries, wages and benefits expense for the six months ended June 30, 1997, was 1.39 cents per ASM, an increase of 17.8% from the six months ended June 30, 1996, of 1.18 cents per ASM.

Fuel and Oil. Fuel and oil expense for the second quarter of 1997 decreased 7.8% to $36.4 million from $39.5 million in the second quarter of 1996. During the second quarter of 1997, as compared to the same quarter in 1996, the Company consumed 6.3% fewer gallons of jet fuel for flying operations, which resulted in a reduction in fuel expense of approximately $3.0 million between periods. The reduction in jet fuel consumed was due to the reduced number of jet block hours of flying operations between periods. The Company flew 31,574 jet block hours in the second quarter of 1997, as compared to 36,672 jet block hours in the second quarter of 1996, a decrease of 13.9% between quarters. The relatively lower reduction in gallons consumed between periods, as compared to the relatively higher reduction in block hours, is due to the change in mix of fleet block hours between periods since each fleet type has a different rate of fuel burn per block hour. During the second quarter of 1997, the Company's average cost per gallon of fuel consumed decreased by 1.1% as compared to the same quarter in 1996, which resulted in a reduction in fuel and oil expense of approximately $0.4 million. Also during the second quarter of 1997, the Company incurred approximately $0.3 million in fuel and oil expense to operate its Jetstream 31 aircraft under its agreement with Chicago Express, which agreement was not in effect in the second quarter of 1996.

Fuel and oil expense for the six months ended June 30, 1997, decreased 4.5% to $77.1 million from $80.7 million in the six months ended June 30, 1996. During the six months ended June 30, 1997, as compared to the same period in 1996, the Company consumed 9.6% fewer gallons of jet fuel for flying operations, which resulted in a reduction in fuel expense of approximately $8.8 million between periods. The reduction in jet fuel consumed was due to the reduced number of block hours of flying operations between periods. The Company flew 62,543 jet block hours in the six months ended June 30, 1997, as compared to 73,040 jet block hours in the six months ended June 30, 1996, a decrease of 14.4% between quarters. During the six months ended June 30, 1997, the Company's average cost per gallon of fuel consumed increased by 6.7% as compared to the same period in 1996, which resulted in an increase in fuel and oil expense of approximately $4.9 million between years. Virtually all of this jet fuel price increase was experienced during the first quarter of 1997, as compared to the first quarter of 1996. Also during the six months ended June 30, 1997, the Company incurred approximately $0.3 million in fuel and oil expense to operate the Jetstream 31 aircraft under its agreement with Chicago Express, which agreement was not in effect in the six months ended June 30, 1996.

Fuel and oil expense for the second quarter of 1997 was 1.17 cents per ASM, an increase of 3.5% from the second quarter of 1996 of 1.13 cents per ASM. Fuel and oil expense for the six months ended June 30, 1997, was 1.27 cents per ASM, an increase of 9.5% from the six months ended June 30, 1996, of 1.16 cents per ASM. The increase in the cost per ASM of fuel and oil expense for both sets of comparative periods was partly due to the change in mix of jet block hours flown from the more-fuel-efficient twin-engine Boeing 757-200 aircraft to the less-fuel-efficient three-engine Boeing 727-200 and Lockheed L-1011 aircraft. In the second quarter of 1997, 22.0% of total jet block hours were flown by the Boeing 757-200 fleet, as compared to 31.4% in the second quarter of 1996. In the six months ended June 30, 1997, 21.5% of total jet block hours were flown by the Boeing 757-200 fleet, as compared to 31.3% in the comparable period of 1996. First quarter 1997 jet fuel price increases also contributed to the increase in cost per ASM for fuel and oil for the six months ended June 30, 1997, as compared to the same period of the prior year, although jet fuel prices were essentially unchanged between the second quarters of 1997 and 1996.

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

Handling, landing and navigation fees increased by 3.6% to $17.2 million in the second quarter of 1997, as compared to $16.6 million in the second quarter of 1996. During the 1997 second quarter, the average cost per system jet departure for third-party aircraft handling increased 20.6% as compared to the second quarter of 1996, and the average cost of landing fees per system jet departure increased 8.5% between the same periods. Due to the restructuring of scheduled service in the fourth quarter of 1996, the absolute number of system-wide jet departures between the second quarters of 1997 and 1996 declined by 24.2% to
9,644 from 12,724, which resulted in approximately $2.4 million in volume-related handling and landing expense reductions between periods. This volume-related decline was offset, however, by an approximately $2.4 million price-related handling and landing expense increase between periods attributable to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the downsizing of the Company's narrow-body Boeing 757-200 fleet and the shift of revenue production emphasis towards charter operations, the Company's jet departures in the second quarter of 1997 included proportionately more international and wide-body operations than in the second quarter of 1996. In the 1997 second quarter, 22.0% of the Company's jet departures were operated with wide-body aircraft, as compared to 18.6% in the 1996 second quarter, and 23.0% of the Company's second quarter 1997 jet departures were from international locations, as compared to 17.6% in the same period of the prior year. During the second quarter of 1997, an increase of approximately $0.5 million in air navigation fee expense was also incurred as compared to the prior year in connection with the increase in international operations where air navigation fees apply.

Handling, landing and navigation fees decreased by 5.0% to $34.5 million in the six months ended June 30, 1997, as compared to $36.3 million in the same period of 1996. During the six months ended June 30, 1997, the average cost per system jet departure for third-party aircraft handling increased 7.4% as compared to the same period of 1996, and the average cost of landing fees per system jet departure increased 4.4% between the same periods. The absolute number of system-wide jet departures between the six months ended June 30, 1997 and 1996, declined by 23.9% to 19,273 from 25,334, which resulted in approximately $5.9 million in volume-related handling and landing expense reductions between periods. This volume-related decline was offset, however, by an approximately $2.2 million price-related handling and landing expense increase between periods attributable to a change in jet departure mix. In the six months ended June 30, 1997, 22.4% of the Company's jet departures were operated with wide-body aircraft, as compared to 19.8% in the comparable period of 1996, and 23.9% of the Company's jet departures in the six months ended June 30, 1997, were from international locations, as compared to 16.9% in the same period of the prior year. During the six months ended June 30, 1997, an increase of approximately $1.4 million in air navigation fees and first quarter 1997 de-icing costs was also incurred as compared to the same period in 1996.

The cost per ASM for handling,  landing and navigation  fees increased  16.7% to
0.56 cents in the second quarter of 1997, from 0.48 cents in the second quarter of 1996. The cost per ASM for handling, landing and navigation fees increased 9.6% to 0.57 cents in the six months ended June 30, 1997, as compared to 0.52 cents in the comparable period of 1996.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned Lockheed L-1011 airframes and engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense for the second quarter of 1997 increased 1.3% to $15.3 million from $15.1 million in the second quarter of 1996, and decreased 4.2% to $29.4 million in the six months ended June 30, 1997, as compared to $30.7 million in the comparable period of 1996.

Depreciation expense attributable to owned airframes and engines decreased $0.3 million in the second quarter of 1997 as compared to the 1996 second quarter, and decreased $0.5 million in the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The Company reduced its year-over-year investment in engines and airframe improvements due to the restructuring of the Boeing 757-200 fleet in the fourth quarter of 1996. As a result of the net reduction of four Boeing 757-200 aircraft at the end of 1996 as compared to the end of 1995, and the complete elimination of Pratt-&-Whitney-powered Boeing 757-200s from the fleet, some airframe and leasehold improvements were disposed of, and all spare Pratt & Whitney engines and rotable parts were reclassified as Assets Held for Sale in the accompanying balance sheet. None of these assets therefore gave rise to depreciation expense in the first two quarters of 1997. The Company did increase its investment in computer equipment and furniture and fixtures between years; placed the west bay of the renovated Midway Hangar No. 2 into service in mid-1996; and incurred increased debt issue costs between years relating to debt facility and aircraft lease negotiations completed primarily in the fourth quarter of 1996. These changes, together with increased costs pertaining to remaining rotable components and the provision for obsolescence of aircraft parts inventories, resulted in an increase in depreciation expense of $0.2 million in the second quarter of 1997 as compared to the second quarter of 1996, and $0.5 million in the six months ended June 30, 1997 as compared to the same period of 1996.

Amortization of capitalized engine and airframe overhauls decreased $0.1 million in the second quarter of 1997 as compared to the same period of the prior year after including the offsetting amortization of associated manufacturers' credits, and decreased by $1.1 million for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The reduced cost of overhaul amortization is partly due to the reduction of total block hours and cycles flown between comparable periods. This expense was also favorably impacted by the late-1996 restructuring of the Boeing 757-200 fleet and, in particular, the disposal of all Pratt-&-Whitney-powered Boeing 757-200 aircraft. All unamortized net book values of engine and airframe overhauls pertaining to the Pratt-&-Whitney-powered aircraft were charged to the cost of the disposal of these assets in the fourth quarter of 1996. The Company's seven remaining Rolls-Royce-powered Boeing 757-200 aircraft, four of which were delivered new from the manufacturer in late 1995 and late 1996, are not presently generating any engine and airframe overhaul expense since the initial post-delivery overhauls for the Rolls-Royce-powered Boeing 757-200s are not yet due under the Company's maintenance programs. The net reduction in engine and airframe amortization expense in the second quarter of 1997 pertaining to changes in the Company's Boeing 757-200 fleet was approximately $1.2 million as compared to the second quarter of 1996, while the reduction in expense pertaining to the six months ended June 30, 1997, as compared to the same period of 1996 was approximately $2.7 million. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $0.6 million between the second quarters of 1997 and 1996, and by approximately $1.2 million between the six month periods ended June 30, 1997 and 1996, due to the ongoing expansion of this fleet type and due to the completion of new overhauls for Boeing 727-200 aircraft. The increase between years in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet was approximately $0.3 million and $0.1 million, respectively, for the second quarters of 1997 and 1996, and the six months ended June 30, 1997 and 1996.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased by $0.3 million between the second quarter of 1997 and the second quarter of 1996, but were essentially unchanged between the six months ended June 30, 1997, and the comparable 1996 period. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization cost per ASM increased 14.0% to 0.49 cents in the second quarter of 1997, as compared to 0.43 cents in the second quarter of 1996. Depreciation and amortization expense per ASM increased 9.1% to 0.48 cents in the six months ended June 30, 1997, as compared to 0.44 cents in the six months ended June 30, 1996.

Aircraft Rentals. Aircraft rentals expense for the second quarter of 1997 decreased 18.5% to $14.1 million from $17.3 million in the second quarter of 1996, and aircraft rentals expense in the six months ended June 30, 1997, decreased 17.7% to $28.3 million from $34.4 million in the same period of 1996. These decreases were primarily attributable to the restructuring of the Company's Boeing 757-200 fleet in the fourth quarter of 1996, as a result of which the number of Boeing 757-200 aircraft operated by the Company was reduced by four units. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's 1996 restructuring of scheduled service, based upon profitability analysis which disclosed that, for some uses of the Boeing 757-200 in the Company's markets, it was more profitable to substitute other aircraft with lower ownership costs. Aircraft rentals expense declined by $4.2 million between the second quarters of 1997 and 1996, and declined by $8.4 million between the six month periods ended June 30, 1997 and 1996, as a result of the Boeing 757-200 fleet restructuring.

Four additional Boeing 727-200 aircraft were acquired and financed by sale/leasebacks at various times during the first two quarters of 1996. All of these Boeing 727-200 aircraft were operated during the entire first six months of 1997, although most were operated during only a portion of the first six months of 1996. These fleet additions added approximately $1.0 million in aircraft rentals expense in the second quarter of 1997, as compared to the second quarter of 1996, and added approximately $2.1 million in aircraft rentals expense during the six months ended June 30, 1997, as compared to the same period of 1996.

Aircraft rentals expense for the second quarter of 1997 was 0.46 cents per ASM, a decrease of 6.1% from 0.49 cents per ASM in the second quarter of 1996. Aircraft rentals expense for the six months ended June 30, 1997, was 0.46 cents, a decrease of 8.0% from 0.50 cents for the same period of 1996. The period-to-period decrease in the size of the Boeing 757-200 fleet was a significant factor in these changes since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. With the reduction in the higher-ownership-cost Boeing 757-200 aircraft in late 1996, the Company anticipates that the cost per ASM produced by its leased aircraft fleet will continue to be lower in future quarters.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 3.5% to $13.8 million in the second quarter of 1997, as compared to $14.3 million in the second quarter of 1996, while it decreased 10.8% to $24.9 million in the six months ended June 30, 1997, from $27.9 million in the same period of 1996. The cost per ASM increased by 9.8% to 0.45 cents in the second quarter of 1997 as compared to 0.41 cents in the second quarter of the prior year, while the cost per ASM increased 2.5% to 0.41 cents in the six months ended June 30, 1997, from 0.40 cents in the same period of 1996.

Although the cost of repairs for repairable and rotable components decreased by only $0.3 million between the first quarters of 1997 and 1996, repair costs were $2.0 million lower in the second quarter of 1997 as compared to the prior year, and thus $2.3 million lower for the six months ended June 30, 1997, as compared to the same period of 1996. This was due to a reduction in both the total number of repairs performed and the average unit cost of repairs between periods. Negotiations were completed in early 1997 with several repair vendors which resulted in reduced unit charges for some repair activity. Additionally, the Company established a maintenance disposition board in late 1996 which carefully reviews significant repair decisions in light of anticipated fleet requirements and the available quantity of serviceable components in stock.

The cost of expendable parts consumed decreased $1.5 million in the first quarter of 1997 as compared to the first quarter of 1996, but was $0.9 million higher in the second quarter of 1997 than in the same quarter of the prior year, and therefore was $0.6 million lower between the six-month periods ended June 30, 1997 and 1996. The quarterly variations in the cost of expendable parts consumed is closely related to seasonal differences in the Company's heavy maintenance check programs for its fleet, which were scheduled more effectively into lower periods of aircraft utilization occurring in the second quarter of 1997 than they were in 1996, when aircraft availability was more constrained due to several late deliveries of Boeing 727-200 aircraft.

The cost of maintenance contract labor increased by $0.9 million in the second quarter of 1997 as compared to the second quarter of 1996, and increased by $1.2 million for the six months ended June 30, 1997, as compared to the same period in 1996. The Company contracts with third-party vendors to perform some of its heavy maintenance checks on the Boeing 727-200 fleet, and these quarterly cost increases were consistent with the expendable materials cost increases noted above to complete these maintenance checks during the second quarter of 1997.

The cost of parts loans and exchanges declined by $0.2 million in the second quarter of 1997, and declined by $1.3 million in the six months ended June 30, 1997, as compared to the same periods in 1996, due to improved internal procedures to limit the need for such loans and exchanges, which can create significant costs in very short periods of time.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches, and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the second quarter of 1997 were $0.4 million more than in the same quarter of 1996, and in the six months ended June 30, 1997, were $0.5 million higher than for the six months ended June 30, 1996. This increase was primarily due to changes in the mix of aircraft leases and associated return conditions which became effective between years.

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

The cost of crew and other employee travel decreased 1.1% to $9.4 million in the second quarter of 1997, as compared to $9.5 million in the second quarter of 1996, and increased 0.6% to $17.3 million in the six months ended June 30, 1997, from $17.2 million in the same period of 1996. During the first six months of 1997, the Company's average full-time-equivalent cockpit and cabin crew employ-ment was 16.4% lower as compared to the prior year, even though jet block hours decreased by only 14.4% between periods. Although the Company did experience some crew shortages in the first quarter of 1996 associated with severe winter weather, shortages of both cockpit and cabin crews were more chronic in the first six months of 1997, and per-crew-member travel costs were consequently higher since crews spent greater amounts of time away from their bases to operate the Company's schedule. In addition, average crew travel costs for the U.S. military and specialty charter businesses are much higher than for track charter and scheduled service since these flights more often operate away from crew bases.

The cost per ASM for crew and other employee travel increased 11.1% to 0.30 cents in the second quarter of 1997, as compared to 0.27 cents in the second quarter of 1996, and increased 12.0% to 0.28 cents in the six months ended June 30, 1997, from 0.25 cents in the same period of 1996.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 1997 and 1996, catering represented 87.4% and 80.0%, respectively, of total passenger service expense, while for the six-month periods ended June 30, 1997 and 1996, catering represented 82.4% and 78.4%, respectively, of total passenger service expense.

The cost of passenger service decreased 1.3% in the second quarter of 1997 to $7.6 million, as compared to $7.7 million in the second quarter of 1996, and decreased 6.5% to $15.8 million in the six months ended June 30, 1997, from $16.9 million in the same period of 1996. This reduction was primarily caused by fewer system-wide jet passengers boarded, which declined by 12.3% to 1,312,125 in the second quarter of 1997, as compared to 1,496,897 in the second quarter of 1996, and declined by 15.0% to 2,719,253 in the six months ended June 30, 1997, as compared to 3,199,502 in the same period of 1996. However, the average cost to cater each passenger boarded increased 13.7% between the second quarters of 1997 and 1996, and increased by 12.7% between the six-month periods ended June 30, 1997 and 1996, due to the shift in the Company's business mix away from scheduled service, which is lower cost with respect to catering, and toward tour operator and military programs which have longer average stage lengths and also generally provide a more expensive catering service.

The cost per ASM of passenger service increased 13.6% to 0.25 cents in the second quarter of 1997, as compared to 0.22 cents in the second quarter of 1996, and increased 8.3% to 0.26 cents in the six months ended June 30, 1997, from
0.24 cents in the same period of 1996.

Commissions. The Company incurs significant commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense decreased 11.8% to $6.7 million in the second quarter of 1997, as compared to $7.6 million in the second quarter of 1996, and decreased 16.0% to $12.6 million in the six months ended June 30, 1997 from $15.0 million in the same period of 1996. Scheduled service commissions expense declined by $1.4 million and $3.5 million, respectively, between the second quarters and the six-month periods ended June 30, 1997 and 1996, as a result of the decline in scheduled service revenues earned. Military and tour operator commissions expense increased by $0.4 million and $1.1 million, respectively, between the same sets of comparative periods, due to the increased level of commissionable revenues earned in those business units in 1997 as compared to 1996.

The cost per ASM of commissions expense declined by 4.5% to 0.21 cents from 0.22 cents in both the second quarter of 1997 as compared to the second quarter of 1996, and for the six months ended June 30, 1997, as compared to the same period of 1996.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost decreased 8.5% to $4.3 million in the second quarter of 1997, as compared to $4.7 million in the second quarter of 1996, and ground package cost decreased 5.9% to $9.5 million in the six months ended June 30, 1997, as compared to $10.1 million in the same period of 1996. This decrease in cost was partly due to a 1.5% decrease in the total number of ground packages sold between the six months ended June 30, 1997 and 1996 for both Ambassadair and ATA Vacations, as well as a 10.2% decline in the average cost of ground packages sold between periods.

Ground package cost per ASM increased by 7.7% to 0.14 cents in the second quarter of 1997, as compared to 0.13 cents in the second quarter of 1996, and increased by 6.7% to 0.16 cents in the six months ended June 30, 1997, from 0.15 cents in the same period of 1996. The higher cost per ASM in 1997 resulted from a greater decline in total ASMs as compared to the decline in ground package sales volumes between periods.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems (CRSs) to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses that are primarily associated with single-seat sales. Other selling expenses decreased 21.7% to $3.6 million in the second quarter of 1997, as compared to $4.6 million in the second quarter of 1996, and other selling expenses decreased 33.3% to $6.8 million in the six months ended June 30, 1997, as compared to $10.2 million in the same period of 1996.

Credit card discount expense decreased $0.4 million and $0.7 million, respectively, in the second quarter of 1997 and the six months ended June 30, 1997, as compared to the same periods in 1996, as a result of the reduction in size of the scheduled service business unit of the Company and the consequent reduction in total credit card sales, and due to a reduction in the blended credit card discount rate between years. CRS fees decreased $0.4 million and $1.6 million, respectively, in the second quarter of 1997 and the six months ended June 30, 1997, as compared to the same periods in 1996, due to the smaller number of bookings made for the downsized scheduled service business unit between periods. Toll-free telephone usage also declined $0.4 million and $1.0 million, respectively, for the same periods between years due to less usage and lower rates.

Other selling cost per ASM decreased 7.7% to 0.12 cents in the second quarter of 1997, as compared to 0.13 cents in the same period of 1996, and other selling cost per ASM declined 26.7% to 0.11 cents in the six months ended June 30, 1997, as compared to 0.15 cents in the same period of 1996.

Advertising. Advertising expense decreased 6.1% to $3.1 million in the second quarter of 1997, as compared to $3.3 million in the same period of 1996, and increased 15.5% to $6.7 million in the six months ended June 30, 1997, as compared to $5.8 million in the six months ended June 30, 1996. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in 1997 consistent with the Company's overall strategy to enhance RASM in these businesses through increases in load factor.

The cost per ASM of advertising increased 11.1% to 0.10 cents in the second quarter of 1997, as compared to 0.09 cents in the second quarter of 1996, and the cost per ASM increased 37.5% to 0.11 cents in the six months ended June 30, 1997, as compared to 0.08 cents in the same period of 1996. These increases in cost per ASM resulted from higher absolute advertising dollars being spent in a period of declining ASMs, but was nevertheless an integral part of the Company's successful strategy in the half of 1997 to build load factor and profitability in the scheduled service business.

Facility and Other Rentals. Facility and other rentals includes the costs of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals decreased 8.3% to $2.2 million in the second quarter of 1997, as compared to $2.4 million in the second quarter of 1996, and was unchanged at $4.4 million for the six months ended June 30, 1997 and 1996. Although there were some changes in specific facilities utilized by the Company between periods (such as the addition of hangar space at Chicago-Midway and the elimination of airport facilities at Boston), there was no significant total change in facility commitments between periods. The cost per ASM for facility and other rentals was unchanged at 0.07 cents in the second quarters of 1997 and 1996, and increased by 16.7% to 0.07 cents for the six months ended June 30, 1997, as compared to
0.06 cents in the six months ended June 30, 1996.

Other Operating Expenses. Other operating expenses decreased 5.6% to $13.5 million in the second quarter of 1997, as compared to $14.3 million in the second quarter of 1996, and other operating expenses decreased 8.1% to $26.2 million in the six months ended June 30, 1997, as compared to $28.5 million in the same period in 1996. These reductions in other operating expenses generally resulted from the smaller size of the airline between periods as reflected in expense items such as insurance, professional fees and general supplies. Other operating cost per ASM increased 2.4% to 0.43 cents as compared to 0.42 cents, for both the second quarter of 1997 compared to the second quarter of 1996, and for the six months ended June 30, 1997, as compared to the same period of 1996.


Income Tax Expense


In the second quarter of 1997, the Company recorded $269,000 in income tax expense applicable to the loss before income taxes for that period, while income tax credits of $1.3 million were recognized pertaining to the loss before taxes for the second quarter of 1996. For the six months ended June 30, 1997, income tax expense of $3.4 million was recorded, as compared to $0.7 million in the same period of 1996. The effective tax rate applicable to the second quarter of 1997 was 156.0%, while the effective tax rate applicable to the second quarter of 1996 was 36.1%. The effective tax rates for the six months ended June 30, 1997 and 1996 were 57.6% and 91.4%, respectively.

Income tax expense in both sets of comparative periods is significantly affected by the non-deductibility for federal income tax purposes of 50% of amounts paid for crew per diem. The effect of this permanent difference on the effective income tax expense rate for financial accounting purposes becomes more pronounced in cases where before-tax income or loss approaches zero, which was the reason for the high effective tax rate of 91.4% applicable to the six months ended June 30, 1996.

Income  tax  expense  for the  second  quarter  of 1997 was  also  significantly affected by the one-time $2.0 million charge to salaries, wages and benefits for the prepaid executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million is non-deductible against the Company's federal income taxes and thus constitutes a permanent difference between income for federal income tax purposes and fin-ancial accounting income. This additional permanent difference contributed to the effective tax rate increase to 57.6% for the six months ended June 30, 1997.

Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. For the six months ended June 30, 1997 and 1996, net cash provided by operating activities was $38.0 million and $35.6 million, respectively.

Net cash used in investing activities was $40.7 million and $42.9 million, respectively, for the six months ended June 30, 1997 and 1996. Such amounts primarily reflected cash capital expenditures totaling $36.7 million in the six months ended June 30, 1997, and $60.3 million in the same period of 1996, for engine overhauls, airframe improvements and the purchase of rotable parts. Cash capital expenditures for the six months ended June 30, 1996, were supplemented with other capital expenditures, financed directly with debt, totaling $18.4 million; there were no capital expenditures financed directly with debt in the six months ended June 30, 1997. The Company's capital spending program in the first six months of 1997 was significantly curtailed as compared to the prior year due to (i) the downsizing of the Boeing 757-200 fleet in the fourth quarter of 1996, and the absence of any aircraft deliveries during the first six months of 1997; and (ii) the accomplishment of statutory requirements for a 65% Stage 3 fleet as of December 31, 1996, which resulted in the hushkitting of six Boeing 727-200 aircraft during calendar year 1996. The Company is not required to increase its Stage 3 fleet composition until December 31, 1998, at which time 75% of the Company's fleet must meet Stage 3 requirements.

Net cash used in financing activities was $5.3 million for the six months ended June 30, 1997, while net cash provided by financing activities was $1.1 million for the six months ended June 30, 1996. The primary difference between years was the addition of $15.0 million in bank facility availability for financing the installation of hushkits on Boeing 727-200 aircraft during the 1996 period.

For the six months ended June 30, 1997 and 1996, cash and cash equivalents declined by $8.0 million and $6.1 million, respectively.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, provides for aircraft to be delivered between 1995 and 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 13 RB211-535E4 engines to power the six Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first four aircraft under these agreements in September and December 1995, and November and December 1996, all of which were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for November 1997 and December 1998. Advanced payments and interest totaling approximately $18.0 million ($9.0 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of June 30, 1997 and 1996, the Company had recorded $9.3 million and $19.7 million, respectively, in advanced payments and interest applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the first quarter of 1996, the Company purchased four Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a fifth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility as of June 30, 1997, but is expected to be financed long-term through a sale/leaseback transaction during the third quarter of 1997.

On July 29, 1996, the Company entered into a letter of intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the letter of intent, the Company canceled leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and returned these aircraft to the lessor by the end of 1996. The Company was required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor reimbursed the Company for certain leasehold improvements made to some aircraft and credited the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases reduced the Company's fleet of Pratt-&-Whitney-powered Boeing 757-200 aircraft from seven to two units. The Company also agreed to terminate existing operating leases on three Lockheed L-1011 aircraft and to purchase the airframes pertaining to these aircraft for $1.5 million, while signing a new operating lease covering only the nine related engines. The Lockheed L-1011 airframe and engine portion of this transaction was not completed until the second quarter of 1997. The lessor also provided the Company with approximately $6.9 million in additional unsecured financing for a term of seven years. This transaction resulted in the recognition of a $2.3 million loss on disposal of assets in the third quarter of 1996.

The Company also agreed to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. This purchase was not completed, and the aircraft was acquired from the lessor on a short-term rental agreement. The Company expects to purchase this aircraft in the second half of 1997, and intends to finance it through a sale/leaseback accounted for as an operating lease. The acquisition of this aircraft, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt-&-Whitney-powered Boeing 757-200 aircraft discussed in the next paragraph, resulted in an all-Rolls-Royce-powered Boeing 757-200 fleet of seven units at the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt-&-Whitney-powered Boeing 757-200 aircraft. These aircraft were returned to the lessor by the end of 1996. This transaction resulted in the recognition of a $2.4 million loss on disposal of assets in the third quarter of 1996.

Credit Facilities. The Company's existing bank credit facility initially provided a maximum of $125.0 million, including a $25.0 million letter of credit facility, subject to the maintenance of certain collateral value. The total availability under this facility had declined to $122.0 million as of June 30, 1997 for the reasons discussed in the next paragraph. The collateral for the facility consists of certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. At June 30, 1997 and 1996, the Company had borrowed the maximum amount then available under the bank credit facility, of which $57.0 million was repaid on July 1, 1997, and $75.0 million was repaid on July 1, 1996.

As a result of the Company's need to restructure its scheduled service business, the Company renegotiated certain terms of the bank credit facility effective September 30, 1996. The new agreement also modified certain loan covenants to take into account the expected losses in the third and fourth quarters of 1996. In return for this covenant relief, the Company agreed to implement changes to the underlying collateral for the facility and to change the interest rates applicable to borrowings under the facility. The Company pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company further agreed to reduce the $63.0 million of available credit secured by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through April 1999. As of June 30, 1997 the Company had borrowed the maximum amount of $122.0 million then available, less $10.0 million in certain letters of credit outstanding. Loans under the renegotiated facility bear interest, at the Company's option, at either (i) prime to prime plus 0.75%, or (ii) the Eurodollar rate plus 1.50% to 2.75%. The facility matures on April 1, 1999, and contains various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

At June 30, 1997, the Company has classified $25.9 million of bank credit facility borrowings to current maturities of long-term debt. Of this amount, $16.5 million is attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet during the 12 months ending June 30, 1998. The remaining $9.4 million represents the amount of the spare Pratt & Whitney engines which are pledged to the bank facility and which will be repaid from the anticipated sale. The net book value of these spare engines, which approximates estimated market value, is classified as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company subsequently sold two of the four spare Pratt & Whitney engines and received a letter of intent on the third spare engine, which is expected to be sold during the third quarter.

On July 24, 1997, the Company completed two new debt transactions which materially changed the capital structure of the Company. On that date the Company issued $100.0 million in unsecured senior notes and negotiated a new secured revolving credit facility of $50.0 million. A complete description of these transactions may be found in the section entitled "Subsequent Events - Debt Transactions."

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of June 30, 1997 or 1996; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.6 million and $4.3 million, respectively.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During 1996, the Company repurchased 16,000 shares, bringing the total number of shares it has repurchased under the program to 185,000 shares. No shares were repurchased during the first six months of 1997. The Company does not currently expect to complete this stock repurchase program.


New Executive Officer

On June 19, 1997, the Company announced the election of John P.Tague as Presi-dent and Chief Executive Officer of the Company. Mr. Tague originally joined the Company in 1991 as Vice President of Marketing and was elected President and Chief Operating Officer in September 1993, a position he held until his resignation in 1995. Mr. Tague subsequently served as Co-Chairman and Chief Executive Officer of The Pointe Group, an aviation consulting firm, and as Chief Executive Officer for both Vanguard Airlines, Inc. and Air South Airlines, Inc. Mr. Tague brings over 12 years of management experience in the airline industry to the Company.


Subsequent Events - Debt Transactions

On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit soures. On that date the Company (i) sold $100.0 million principal amount of unsecured seven year notes in a private offering under rule 144A, and (ii) entered into a new secured revolving credit facility.

The unsecured senior notes mature on August 1, 2004. Each note bears interest at the effective annual rate of 10.5%, payable on February 1 and August 1 of each year beginning February 1, 1998. The Company is obligated to consummate a registered exchange offer for the notes, or cause a registration statement with respect to the resale of the notes to be declared effective, on or prior to January 24, 1998, or the effective interest rate applicable to the notes will increase to 11.0% per annum until such registration becomes effective. The notes rank pari passu with all unsecured, unsubordinated indebtedness of the Company existing now or created in the future, are effectively subordinated to the Company's obligations under secured indebtedness to the extent of such security, and will be senior to any subordinated indebtedness of the Company created in the future. All payments of interest and principal are unconditionally guaran-teed on an unsecured, unsubordinated basis, jointly and severally, by each of the active subsidiaries of the Company. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original ag-gregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount (plus accrued interest), provided that at least $65.0 million in aggregate principal amount of the notes remains outstanding after such redemption. The notes are subject to covenants for the benefit of the note holders, including, among other things, limitations on: (i) the incurrence of indebtedness; (ii) the making of certain restricted payments; (iii) the creation of consensual restrictions on the payment of dividends and other payments by certain subsidiaries; (iv) the is-suance and sale of capital stock by certain subsidiaries; (v) the issuance of guarantees by certain subsidiaries; (vi) certain transactions with shareholders and affiliates; (vii) the creation of liens on certain assets or properties;
(viii) certain types of sale/leaseback transactions; and (ix) certain sales, transfers or other dispositions of assets.

The Company concurrently entered into a new $50.0 million revolving credit facility that includes up to $25.0 million for stand-by letters of credit. ATA is the borrower under the new credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the new facility matures on April 1, 2001, and borrowings are secured by certain Lockheed L-1011 aircraft and engines. The loan-to-value ratio for collateral securing the new facility may not exceed 75% at any time. Borrowings under the new facility bear interest, at the option of ATA, at either (i) LIBOR plus 1.50% to 2.50% (depending upon certain financial ratios); or (ii) the agent bank's prime rate plus 0.0% to 0.5% (depending upon certain financial ratios). The facility contains various covenants including, among other things:
(i) limitations on incurrence of debt and liens on assets; (ii) limitations on capital expenditures; (iii) restrictions on payment of dividends and other distributions to stockholders; (iv) limitations on mergers and the sale of assets; (v) restrictions on the prepayment or redemption of certain indebtedness including the 10.5% notes; (vi) maintenance of certain financial ratios such as minimum tangible net worth, cash flow to interest expense and aircraft rentals and total adjusted liabilities to tangible net worth.

The net proceeds of the unsecured notes were approximately $97.0 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft.

The following table sets forth the unaudited consolidated capitalization of the Company as of June 30, 1997, and the unaudited pro forma consolidated capital-ization of the Company as of June 30, 1997, assuming that both subsequent debt transactions had been consummated on June 30, 1997, and after giving effect to
(i) the repayment of $112.0 million in former bank facility indebtedness, which had been outstanding at June 30, 1997; (ii) the sale of $100.0 million in senior notes, for net proceeds of $97.0 million; and (iii) the borrowing of the maximum availability of $40.0 million under the new revolving credit facility, with the proceeds therefrom held in cash.

                                                                                       June 30, 1997
                                                                                 Actual          Pro Forma
                                                                                         Unaudited
                                                                                   Dollars in Thousands

Cash (a)                                                                            $65,396         $90,396
                                                                                    =======         =======
Short-term debt (consisting of current maturities of
  long-term debt)                                                                   $35,226          $9,356
                                                                                    -------          ------

Long-term debt
  Secured bank debt, due 1999(a)                                                     86,130               0
  Secured bank debt, due 2001 (a)                                                         0           40,000
  Tax-exempt mortgage bonds, due 2020                                                 6,000            6,000
  Tax-exempt mortgage bonds, due 2025                                                10,000           10,000
  10.5% Senior Notes, due 2004                                                            0          100,000
  Unsecured debt                                                                      7,342            7,342
  Other notes                                                                            21               21

    Total long-term debt                                                           $109,493         $163,363
                                                                                   --------         --------

Total debt                                                                         $144,719         $172,719
Total stockholders' equity                                                          $57,812          $57,812
                                                                                   --------         --------

Total capitalization                                                               $202,531         $230,531
                                                                                   ========         ========

(a) At June 30, 1997, the Company had borrowed $112.0 million under the existing credit facility (less $10.0 million to secure outstanding letters of credit), the proceeds of which were held in cash. On July 1, 1997, $57.0 million was repaid. Under the pro forma assumptions, the Company at June 30 had borrowed $40.0 million under the new credit facility (less $10.0 million to secure outstanding letters of credit), the proceeds of which were also held in cash.


Forward-Looking Information

Information contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Therefore, where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but the Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

The Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company:

1. The restructuring of the Company's scheduled service operations resulted in significant operating and net losses for the third and fourth quarters of 1996 and has imposed higher fixed costs on the traditionally profitable charter business unit of the Company. Although the Company was profitable during the first six months of 1997, future actions of the Company's competitors or unfavorable future economic conditions, such as high fuel prices or a sustained reduction in demand for the Company's services, could render such restructuring insufficient to return the Company to sustained profitability.

2. The Company's capital structure is subject to significant financial leverage, which could impair the Company's ability to obtain new or additional financing for working capital and capital expenditures, could increase the Company's vulnerability to a sustained economic downturn and could restrict the Company's ability to exploit new business opportunities or limit the Company's flexibility to respond to changing business conditions.

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

4. As previously disclosed by the Company, possible business combinations with other air carriers have been considered. The Company intends to continue to evaluate such potential combinations. It is possible that the Company will enter into a transaction in the future that would result in a merger or other change in control of the Company. The Company's current credit facility and certain unsecured term debt may be accelerated upon such a merger or consolidation, in which case there can be no assurance that the Company would have sufficient liquidity to complete such a transaction or to secure alternative financing.

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

7. The Company is subject to the risk that one or more customers who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 21.8% of total operating revenues in the second quarter of 1997, and 18.8% of total operating revenues in the six months ended June 30, 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

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

9. The Company's airline businesses are significantly affected by seasonal factors. Typically, the Company experiences reduced demand for leisure travel during the second and fourth quarters of each year. In recent years, the Company has experienced its most robust demand in the first and third quarters. As a result, the Company's results of operations for any single quarter are not necessarily indicative of the Company's annual results of operations.

10. The airline industry as a whole, and scheduled service in particular, is characterized by low gross margins and high fixed costs of operation. The high fixed cost of operating a flight does not vary significantly with the number of passengers carried, and therefore the revenue impact of a small increase or decrease in average passenger load factor could, in the aggregate, have a significant effect on the profitability of those flights. Accordingly, a minor shortfall in scheduled service load factor and associated revenue could have a material adverse effect on the Company.

11. The Company faces intense competition from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's scheduled service markets, including changes in prices and seat capacity offered, could have a material effect on the profit performance of this business unit.

12. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 19.0% and 19.9%, respectively, of operating expenses in the second quarter of 1997 and the six months ended June 30, 1997. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, a significant increase in fuel prices could have a material adverse effect on the Company's operating performance and financial condition.

13. In June 1991, the Company's flight attendants elected the Association of Flight Attendants as their representative and ratified a four-year collective bargaining agreement in December 1994. In June 1993, the Company's cockpit crews elected the International Brotherhood of Teamsters as their representative and ratified a four-year collective bargaining agreement in September 1996. The Company believes that its relations with employee groups are good. However, the existence of a significant labor dispute with any sizable group of employees could have a material adverse effect on the Company's operations.

14.  The  Company  is  subject  to  regulation  under the  jurisdictions  of the
Department of Transportation and the Federal Aviation Administration and by certain other governmental agencies, such as the Federal Communications Commission, the Commerce Department, the Customs Service, the Immigration and
Naturalization Service, the Animal and Plant Inspection Service of the Department of Agriculture, and the Environmental Protection Agency. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA in recent years has issued a number of aircraft maintenance directives and other regulations requiring action by the Company on such matters as collision avoidance systems, airborne wind shear avoidance systems, noise abatement, airworthiness of aging aircraft and increased inspection requirements. Other laws and regulations have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes and takeoff or landing slots at certain airports. The Company cannot predict the nature of future changes in laws or regulations to which it may become subject, and such laws and regulations could have a material adverse effect on the financial condition of the Company.

15. In 1981, the Company was granted a Certificate of Public Convenience and Necessity pursuant to section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The FAA further requires the Company to obtain an operating certificate and operations specifications authorizing the Company to operate to specific airports using specific equipment. All of the Company's aircraft must also maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air operating certificate under Part 121 of the Federal Aviation Regulations. The Company believes that it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect on the Company.

16. Under current DOT regulations with respect to charter transportation originating in the United States, all charter airline tickets must generally be paid for in cash, and all funds received from the sale of charter seats (and in some cases ground arrangements) must be placed into escrow by the tour operator or be protected by a surety bond meeting prescribed standards. The Company currently provides an unlimited third-party bond in order to meet these regulations. The issuer of the bond has the right to terminate the bond on 30 days' notice. If this bond were to be materially limited or canceled, the Company would be required to escrow funds to comply with DOT regulations, which could materially reduce the Company's liquidity and require it to fund higher levels of working capital.

17. The Company is subject to potential financial losses which may be incurred in the event of an aircraft accident, including the repair or replacement of a damaged aircraft and its subsequent loss from service, and the potential claims of injured passengers and others. Under DOT regulations, the Company maintains liability insurance on all aircraft. Although the Company currently believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that the Company will not be required to bear substantial financial losses from an accident. Substantial claims from such an accident could result in a material adverse change in the Company's financial position and could seriously inhibit customer acceptance of the Company's services.

PART II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders


On May 13, 1997, the Company held its Annual Meeting of Shareholders, during which the following matters were submitted to a vote of shareholders.


(1) The following individuals were elected as Directors of the Company.

Director Name                       Votes For                   Votes Withheld

J. George Mikelsons                 11,009,636                      649,832
Kenneth K. Wolff                    11,008,344                      651,124
James W. Hlavacek                   11,007,012                      652,456
William P. Rogers, Jr.              11,009,837                      649,631
Robert A. Abel                      11,009,737                      649,731
Andrejs P. Stipnieks                11,009,737                      649,731
Stanley L. Pace                     11,009,166                      650,302
Dalen D. Thomas                     11,008,611                      650,857

(2) The Company's 1996 Incentive Stock Plan for Key Employees was approved; 9,343,440 votes were cast for; 1,629,018 were cast against; 29,878 votes were withheld; and 657,132 votes were not cast.

(3) The Company's 1996 Annual Incentive Bonus Plan was approved; 11,229,062 votes were cast for; 255,215 votes were cast against; 25,215 votes were withheld; and 149,976 votes were not cast.

(4) The accounting firm of Ernst & Young was retained as independent auditors of the Company for the 1997 fiscal year; 11,618,538 votes were cast for; 18,585 votes were cast against; and 22,345 votes were withheld.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.
(b) None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Amtran, Inc.
                              ________________________________________
                              (Registrant)



Date: __________________      ________________________________________
                              John P. Tague
                              President and Chief Executive Officer
                              Director


Date: __________________      ________________________________________
                              James W. Hlavacek
                              Executive Vice President, Chief Operating Officer
                                 and President of ATA Training Corporation
                              Director


Date: __________________      ________________________________________
                              Kenneth K. Wolff
                              Executive Vice President and
                                 Chief Financial Officer
                              Director


Date: __________________      ________________________________________
                              Dalen D. Thomas
                              Senior Vice President-Sales, Marketing
                                 and Strategic Planning
                              Director