Form 10-Q
period 1997-09-30
AMTRAN INC
filed 1997-11-14
CIK 898904

United States Securities and Exchange Commission
                         Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                                    or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From           to

Comission file number  000-21642


                                 AMTRAN, INC.

            (Exact name of registrant as specified in its charter)

               Indiana                                35-1617970
  (State or other jurisdiction of                 (I.R.S.  Employer
   incorporation or organization)                 Identification No.)


   7337 West Washington Street
   Indianapolis, Indiana                                 46231

  (Address of principal executive offices)           (Zip  Code)


                               (317) 247-4000

            (Registrant's telephone number, including area code)

                               Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  Yes     X        No   ______

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

Common Stock,  Without Par Value - 11,613,852 shares as of October 31, 1997

PART I - Financial Information
Item 1 - Financial Statements

                           AMTRAN, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       September 30,              December 31,
                                                                                             1997                      1996
                                                                                   ---------------------      --------------------
                       ASSETS                                                           (Unaudited)
Current assets:
      Cash and cash equivalents                                                      $         82,208         $          73,382
       Receivables, net of allowance for doubtful accounts
         (1997 - $1,403;  1996 - $1,182)                                                       21,065                    20,239
      Inventories,  net                                                                        14,175                    13,888
      Assets held for sale                                                                      8,842                    14,112
      Prepaid expenses and other current assets                                                20,594                    14,672
                                                                                   ---------------------      --------------------
Total current assets                                                                          146,884                   136,293

Property and equipment:
      Flight equipment                                                                        453,805                   381,186
      Facilities and ground equipment                                                          53,635                    51,874
                                                                                   ---------------------      --------------------
                                                                                              507,440                   433,060
      Accumulated depreciation                                                               (240,344)                 (208,520)
                                                                                   ---------------------      --------------------

      Property and equipment, net                                                             267,096                   224,540

Deposits and other assets                                                                       8,836                     9,454
                                                                                   ---------------------      --------------------

Total assets                                                                         $        422,816         $         370,287
                                                                                   =====================      ====================


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                            $          4,186         $          30,271
     Accounts payable                                                                           6,151                    13,671
     Air traffic liabilities                                                                   63,638                    49,899
     Accrued expenses                                                                          75,091                    64,813
                                                                                   ---------------------      --------------------
Total current liabilities                                                                     149,066                   158,654

Long-term debt, less current maturities                                                       174,656                   119,786
Deferred income taxes                                                                          28,711                    20,216
Other deferred items                                                                           10,974                    16,887

Commitments and contingencies

Shareholders' equity:
   Preferred stock:  authorized 10,000,000 shares, none issued                                     --                        --
   Common stock, without par value:
     Authorized 30,000,000 shares; issued 11,798,852 - 1997; 11,799,852 - 1996                 38,359                    38,341
         Treasury stock: 185,000 shares - 1997; 185,000 shares - 1996                          (1,760)                   (1,760)
         Additional paid-in-capital                                                            15,513                    15,618
         Deferred compensation - ESOP                                                          (1,600)                   (2,133)
         Retained earnings                                                                      8,897                     4,678
                                                                                   ---------------------      --------------------
                                                                                               59,409                    54,744
                                                                                   ---------------------      --------------------
Total liabilities and shareholders' equity                                           $        422,816         $         370,287
                                                                                   =====================      ====================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                            1997                1996                  1997               1996
                                                    ---------------------------------------   --------------------------------------
                                                         (Unaudited)       (Unaudited)           (Unaudited)        (Unaudited)
Operating revenues:
   Scheduled service                                $          102,024 $           102,669    $          271,282 $          318,788
   Charter                                                      95,563              84,213               288,928            240,443
   Ground package                                                5,322               4,744                16,347             17,606
   Other                                                         7,881               8,072                20,705             25,391
                                                    ---------------------------------------   --------------------------------------
Total operating revenues                                       210,790             199,698               597,262            602,228

Operating expenses:
   Salaries, wages and benefits                                 43,574              44,896               127,981            126,802
   Fuel and oil                                                 41,820              45,437               118,890            126,108
   Handling, landing and navigation fees                        19,906              21,006                54,368             57,353
   Depreciation and amortization                                16,558              16,468                45,994             47,173
   Aircraft maintenance, materials and repairs                  15,158              14,508                40,083             42,391
   Aircraft rentals                                             13,474              17,506                41,758             51,902
   Crew and other employee travel                               10,378              10,442                27,684             27,685
   Passenger service                                             9,977               9,450                25,751             26,364
   Commissions                                                   6,964               6,724                19,553             21,688
   Ground package cost                                           4,548               4,074                14,042             14,165
   Other selling expenses                                        4,122               4,294                10,916             14,449
   Advertising                                                   3,160               2,339                 9,818              8,161
   Facility and other rentals                                    2,200               2,786                 6,551              7,214
   Disposal of assets                                               --               4,744                    --              4,744
   Other operating expenses                                     13,625              14,102                39,797             42,602
                                                    ---------------------------------------   --------------------------------------
Total operating expenses                                       205,464             218,776               583,186            618,801
                                                    ---------------------------------------   --------------------------------------
Operating income (loss)                                          5,326            (19,078)                14,076           (16,573)

Other income (expense):
   Interest income                                                 585                 208                   810                476
   Interest expense                                            (2,515)               (626)               (5,835)            (2,803)
   Other                                                           178                  63                   361                255
                                                    ---------------------------------------   --------------------------------------
Other expenses                                                 (1,752)               (355)               (4,664)            (2,072)
                                                    ---------------------------------------   --------------------------------------

Income (loss) before income taxes                                3,574            (19,433)                 9,412           (18,645)
Income taxes (credits)                                           1,828             (6,800)                 5,192            (6,080)
                                                    ---------------------------------------   --------------------------------------
Net income (loss)                                    $           1,746  $         (12,633)     $           4,220  $        (12,565)
                                                    =======================================   ======================================
Net income (loss) per share                          $            0.15  $           (1.09)     $            0.36  $          (1.09)
                                                    =======================================   ======================================

Average shares outstanding                                  11,586,330          11,592,583            11,577,706         11,526,398
                                                    =======================================   ======================================


See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                            1997                      1996
                                                                                 --------------------------------------------------
                                                                                      (Unaudited)                  (Unaudited)
Operating activities:
Net income (loss)                                                                  $              4,220      $            (12,565)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                                                                45,994                    47,173
    Deferred income taxes                                                                         8,495                    (6,036)
    Other non-cash items                                                                         (1,653)                   24,064
Changes in operating assets and liabilities:
    Receivables                                                                                    (826)                   (3,182)
    Inventories                                                                                  (1,103)                   (1,134)
    Assets held for sale                                                                          5,206                   (13,883)
    Prepaid expenses                                                                             (6,024)                    5,745
    Accounts payable                                                                             (7,521)                   (1,512)
    Air traffic liabilities                                                                      13,739                    (7,339)
    Accrued expenses                                                                             10,205                    (3,988)
                                                                                 -----------------------    -----------------------
Net cash provided by operating activities                                                        70,732                    27,343
                                                                                 -----------------------    -----------------------

Investing activities:
    Proceeds from sale of assets                                                                  7,959                    30,222
    Capital expenditures                                                                        (63,519)                  (87,597)
    Reduction of (additions to) other assets                                                     (5,092)                    3,664
                                                                                 -----------------------    -----------------------
Net cash used in investing activities                                                           (60,652)                  (53,711)
                                                                                 -----------------------    -----------------------

Financing activities:
    Proceeds from long-term debt                                                                125,000                    19,250
    Payments on long-term debt                                                                 (126,254)                  (12,642)
    Repurchase of common stock                                                                       --                      (179)
                                                                                 -----------------------    -----------------------
Net cash provided by (used in) financing activities                                              (1,254)                    6,429
                                                                                 -----------------------    -----------------------

Increase (decrease) in cash and cash equivalents                                                  8,826                   (19,939)
Cash and cash equivalents, beginning of period                                                   73,382                    92,741
                                                                                 -----------------------    -----------------------
Cash and cash equivalents, end of period                                           $             82,208      $             72,802
                                                                                 =======================    =======================

Supplemental disclosures:

Cash payments (refunds) for:
    Interest                                                                                      5,043                     2,679
    Income taxes                                                                                   (314)                      501

Financing and investing activities not affecting cash:
    Issuance of long-term debt directly for capital expenditures                                 30,650                    14,186



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

      The consolidated financial statements for the quarters ended September 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 1997, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.


2.    Accounting Pronouncements Pending Adoption


      In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share," which establishes new standards for the calculation of earnings per share effective for interim and annual periods ending after December 15, 1997. Subsequent to this effective date, all prior period earnings per share amounts disclosed in financial statements are required to be restated to conform to the new standards under Statement 128. Due to the small number of dilutive common stock equivalents currently included in earnings per share calculations, the Company does not currently expect that the impact from restatement of prior period earnings per share will be material.


3.    Debt Transactions


      On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit sources. On that date, the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven year notes in a private offering under Rule 144A, and (ii) entered into a new $50.0 million secured revolving credit facility. The net proceeds of the unsecured notes were approximately $97.3 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay, in full, the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft.

Part I -- Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 1997, Versus Quarter and Nine Months Ended September 30, 1996

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations includes the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units.

                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
                              --------------- --------------- --------------- --------------- --------------- ----------------
Departures Jet                     10,567          12,475         (1,908)          29,840          37,809          (7,969)
Departures J31(a)                   3,166               -           3,166           6,103               -           6,103
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Departures (b)             13,733          12,475           1,258          35,943          37,809          (1,866)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Block Hours Jet                    35,683          38,249         (2,566)          98,226         111,289         (13,063)
Block Hours J31                     3,328               -           3,328           6,457               -           6,457
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Block Hours (c)            39,011          38,249             762         104,683         111,289          (6,606)
                              --------------- --------------- --------------- --------------- --------------- ----------------

RPMs Jet (000s)                 2,634,314       2,687,088        (52,774)       7,043,685       7,480,380        (436,695)
RPMs J31 (000s)                     6,185               -           6,185          12,231               -          12,231
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total RPMs (000s) (d)         2,640,499       2,687,088        (46,589)       7,055,916       7,480,380        (424,464)
                              --------------- --------------- --------------- --------------- --------------- ----------------

ASMs Jet (000s)                 3,630,553       3,764,278       (133,725)       9,710,839      10,706,622        (995,783)
ASMs J31 (000s)                    10,364               -          10,364          20,220               -          20,220
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total ASMs (000s) (e)         3,640,917       3,764,278       (123,361)       9,731,059      10,706,622        (975,563)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Load Factor Jet                     72.56           71.38            1.18           72.53           69.87             2.66
Load Factor J31                     59.68               -             N/M           60.49               -              N/M
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Load Factor (f)             72.52           71.38            1.14           72.51           69.87             2.64
                              --------------- --------------- --------------- --------------- --------------- ----------------

Pax Enplaned Jet                1,324,282       1,459,897        (135,615)      4,043,535       4,659,399        (615,864)
Pax Enplaned J31                   32,985               -          32,985          64,558               -          64,558
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Pax Enplaned (g)        1,357,267       1,459,897        (102,630)      4,108,093       4,659,399        (551,306)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Revenue $(000s)                   210,790         199,698          11,092         597,262         602,228          (4,966)
RASM in cents (h)                    5.79            5.31            0.48            6.14            5.62            0.52
CASM in cents (i)                    5.64            5.81           (0.17)           5.99            5.78            0.21
Yield in cents (j)                   7.98            7.43            0.55            8.46            8.05            0.41

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

(f) Passenger load factor is the percentage derived by dividing revenue passenger miles by available seat miles. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of tour operator and U.S. military business units, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of flights, changes in load factor have less impact on business unit profitability. Consolidated load factors for the Company are shown in the preceding table for industry comparability, but load factors for individual charter businesses are omitted from subsequent tables.

(g)Revenue passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

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

(i) Cost per available seat mile (expressed as cents per ASM) is total operating expense divided by total ASMs. This measure is also referred to as "CASM". CASM measures the Company's effectiveness in minimizing the operating cost of producing total seat capacity.

(j) Revenue per revenue passenger mile (expressed as cents per RPM) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the Company's ability to optimize the price paid by customers purchasing individual seats. Yield is less relevant to the tour operator and U.S. military business units because the entire aircraft is sold at one time for one price. Consolidated yields are shown in the preceding table for industry comparability, but yields for individual charter businesses are omitted from subsequent tables.

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

In August 1996, the Company announced a significant restructuring of scheduled service operations. More than one-third of scheduled service capacity operated during the summer of 1996 was eliminated. The Company completely eliminated its Boston and intra-Florida scheduled service operations and also exited completely, or reduced in frequency, certain markets served from Chicago-Midway, Indianapolis and Milwaukee. In conjunction with this restructuring, the Company completed a 15% reduction in its employee and contract work forces by the end of 1996.

In addition, the Company re-evaluated the relative economic performance of its three aircraft fleet types in the context of the restructured markets to be served by the Company and optimized the type and number of aircraft through a fleet restructuring which was completed by the end of 1996. The Company reduced the number of Boeing 757-200 aircraft from 11 units at the end of 1995 to seven units at the end of 1996. The remaining seven Boeing 757-200 aircraft are all powered by Rolls-Royce engines, with all Pratt-&-Whitney-powered aircraft having been eliminated from the fleet. The Company committed four Boeing 757-200s to the U.S. military business unit and placed the remaining three Boeing 757-200s in mission-specific uses in scheduled service.

As a result of the 1996 restructuring, the Company believes that it has established a better economic platform from which to pursue its long-term strategies of: (i) maintaining its low-cost advantage versus competitors; (ii) strengthening its leading position in the charter business; (iii) selectively participating in scheduled service; and (iv) capitalizing on selected growth opportunities in areas of the Company's core competency.

In the first nine months of 1997, the results of operations for the Company showed significant improvement as compared to the first nine months of 1996. For the three months ended September 30, 1997, the Company earned $5.3 million in operating income, as compared to an operating loss of $19.1 million in the same quarter of 1996, and recognized net income of $1.7 million in the 1997 third quarter, as compared to a net loss of $12.6 million in the third quarter of 1996. The third quarter 1997 net income per share was 15 cents, as compared to a net loss per share of $1.09 in the same period of 1996. For the nine months ended September 30, 1997, the Company earned $14.1 million in operating income, as compared to an operating loss of $16.6 million in the nine months ended September 30, 1996; and the Company earned $4.2 million in net income, or 36 cents per share, in the nine months ended September 30, 1997, as compared to a net loss of $12.6 million, or $1.09 per share, in the comparable period of 1996. Operating results for 1997 were significantly impacted by the accelerated recognition in the second quarter of $2.0 million in prepaid compensation expense (17 cents per share) due to the resignation of its former President and Chief Executive Officer in May 1997, for which the Company received no tax benefit.

The Company's operating revenues increased 5.6% to $210.8 million in the third quarter of 1997 as compared to $199.7 million in the third quarter of 1996. Third quarter 1997 operating revenues were 5.79 cents per ASM, an increase of 9.0% from the third quarter 1996 of 5.31 cents per ASM. Between these same periods, ASMs decreased 3.3% to 3.641 billion from 3.764 billion, RPMs decreased 1.7% to 2.640 billion from 2.687 billion, and passenger load factor increased
1.1 points to 72.5% as compared to 71.4%. Yield in the third quarter of 1997 increased 7.4% to 7.98 cents per RPM, as compared to 7.43 cents per RPM in the third quarter of 1996. Total passengers boarded decreased 7.0% to 1,357,267 in the third quarter of 1997 as compared to 1,459,897 in the third quarter of 1996, and total departures increased 10.1% to 13,733 from 12,475 in the same comparable periods.

The Company's operating revenues decreased 0.8% to $597.3 million in the nine months ended September 30, 1997, as compared to $602.2 million in the nine months ended September 30, 1996. Operating revenues per ASM increased 9.3% to
6.14 cents in the nine months ended September 30, 1997, as compared to 5.62 cents in the same period of 1996. ASMs decreased 9.1% to 9.731 billion from
10.707 billion, RPMs decreased 5.7% to 7.056 billion from 7.480 billion, and passenger load factor increased 2.6 points to 72.5% as compared to 69.9%. Yield in the nine months ended September 30, 1997, increased 5.1% to 8.46 cents per RPM, as compared to 8.05 cents per RPM in the same period of 1996. Total passengers boarded decreased 11.8% to 4,108,093 in the nine months ended
September 30, 1997, as compared to 4,659,399 in the same period of 1996, while total departures decreased 4.9% to 35,943 from 37,809 in the same comparable periods.

Operating expenses decreased 6.1% to $205.5 million in the third quarter of 1997 as compared to $218.8 million in the third quarter of 1996, and operating expenses decreased 5.8% to $583.2 million in the nine months ended September 30, 1997, as compared to $618.8 million in the same period of 1996. Cost per ASM decreased 2.9% to 5.64 cents in the third quarter of 1997 as compared to 5.81 cents in the third quarter of 1996, while cost per ASM increased 3.6% to 5.99 cents in the nine months ended September 30, 1997, as compared to 5.78 cents in the same period of 1996.


Results of Operations in Cents per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.


                                                              Cents Per ASM                       Cents Per ASM
                                                       Three Months Ended Sept 30,          Nine Months Ended Sept 30,
                                                          1997              1996              1997              1996

Total operating revenues                                  5.79              5.31              6.14              5.62

Operating expenses:
    Salaries, wages and benefits                          1.20              1.19              1.32              1.18
    Fuel and oil                                          1.15              1.21              1.22              1.18
    Handling, landing and navigation fees                 0.55              0.56              0.56              0.54
    Depreciation and amortization                         0.45              0.44              0.47              0.44
    Aircraft maintenance, materials and repairs           0.42              0.39              0.41              0.40
    Aircraft rentals                                      0.37              0.46              0.43              0.48
    Crew and other employee travel                        0.29              0.28              0.29              0.26
    Passenger service                                     0.27              0.25              0.26              0.25
    Commissions                                           0.19              0.18              0.20              0.20
    Ground package cost                                   0.12              0.11              0.14              0.13
    Other selling expenses                                0.11              0.11              0.11              0.13
    Advertising                                           0.09              0.06              0.10              0.08
    Facility and other rentals                            0.06              0.07              0.07              0.07
    Disposal of assets                                    0.00              0.13              0.00              0.04
    Other operating expenses                              0.37              0.37              0.41              0.40

Total operating expenses                                  5.64              5.81              5.99              5.78

Operating income (loss)                                   0.15             (0.50)             0.15             (0.16)

ASMs (in thousands)                                    3,640,917         3,764,278          9,731,059        10,706,622


Operating Revenues

Total operating revenues for the third quarter of 1997 increased 5.6% to $210.8 million from $199.7 million in the third quarter of 1996. This increase was due to an $11.4 million increase in charter revenues and a $0.6 million increase in ground package revenues, partially offset by a $0.7 million decrease in scheduled service revenues and a $0.2 million decrease in other revenues.

Total operating revenues for the nine months ended September 30, 1997 decreased 0.8% to $597.3 million from $602.2 million in the nine months ended September 30, 1996. This decrease was due to a $47.5 million decrease in scheduled service revenues, a $1.2 million decrease in ground package revenues and a $4.7 million decrease in other revenues, partially offset by a $48.5 million increase in charter revenues.

Operating revenues for the third quarter of 1997 were 5.79 cents per ASM, an increase of 9.0% from the third quarter of 1996 of 5.31 cents per ASM. Operating revenues for the nine months ended September 30, 1997, were 6.14 cents per ASM, an increase of 9.3% from the nine months ended September 30, 1996, of 5.62 cents per ASM.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators, specialty charter customers and from the United States military. The Company's charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Total charter revenues increased 13.5% to $95.6 million in the third quarter of 1997, as compared to $84.2 million in the third quarter of 1996, and total charter revenues increased 20.2% to $288.9 million in the first nine months of 1997, as compared to $240.4 million in the same period of 1996. Charter revenue growth, prior to scheduled service restructuring in late 1996, had been constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September 1996. The Company's restructuring strategy, as reflected in the Company's results of operations during the first nine months of 1997, included a renewed emphasis on charter revenue sources. The Company believes that tour operator, specialty charter and military operations are businesses where the Company's experience and size provide meaningful competitive advantage. Charter revenues produced 45.3% of total operating revenues in the third quarter of 1997, as compared to 42.2% in the same quarter of 1996, while charter revenues represented 48.4% of total operating revenues in the first nine months of 1997, as compared to 39.9% in the comparable period of 1996.

Tour Operator Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the tour operator flying operations of the Company.

                                     Three Months Ended September 30,                 Nine Months Ended September 30,
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
Departures (b)                     2,710           2,726            (16)           8,712           8,970            (258)
Block Hours (c)                   10,425          10,817           (392)          30,268          31,589          (1,321)
RPMs (000s) (d)                1,063,118       1,091,555        (28,437)       2,803,584       2,887,817         (84,233)
ASMs (000s) (e)                1,271,372       1,321,559        (50,187)       3,390,689       3,573,421        (182,732)
Pax Enplaned (g)                 416,964         434,506        (17,542)       1,535,560       1,517,405          18,155
Revenue $(000s)                   64,107          65,690         (1,583)         184,913         185,026            (115)
RASM in cents (h)                   5.04            4.97           0.07            5.45            5.18             0.27

See footnotes (b) through (h) on pages 6-7.

Charter revenues derived from independent tour operators decreased 2.4% to $64.1 million in the third quarter of 1997, as compared to $65.7 million in the third quarter of 1996. Tour operator RPMs decreased 2.7% to 1.063 billion in the third quarter of 1997 from 1.092 billion in the comparable 1996 period, while ASMs decreased 3.9% to 1.271 billion from 1.322 billion. Tour operator RASM increased 1.4% to 5.04 cents from 4.97 cents between the same periods. Tour operator passengers boarded decreased 4.0% to 416,964 in the third quarter of 1997 as compared to 434,506 in the comparable quarter of 1996; tour operator departures decreased 0.6% to 2,710 in the third quarter of 1997 as compared to 2,726 in the third quarter of 1996; and tour operator block hours decreased 3.6% to 10,425 in the third quarter of 1997 as compared to 10,817 in the third quarter of 1996.

Charter revenues derived from independent tour operators decreased 0.1% to $184.9 million in the nine months ended September 30, 1997, as compared to $185.0 million in the nine months ended September 30, 1996. Tour operator RPMs decreased 2.9% to 2.804 billion in the nine months ended September 30, 1997, from 2.888 billion in the comparable 1996 period, while ASMs decreased 5.1% to
3.391 billion from 3.573 billion. Tour operator RASM increased 5.2% to 5.45 cents from 5.18 cents between the same periods. Tour operator passengers boarded increased 1.2% to 1,535,560 in the nine months ended September 30, 1997, as compared to 1,517,405 in the comparable period of 1996; tour operator departures decreased 2.9% to 8,712 in the nine months ended September 30, 1997, as compared to 8,970 in the nine months ended September 30, 1996; and tour operator block hours decreased 4.2% to 30,268 in the nine months ended September 30, 1997, as compared to 31,589 in the nine months ended September 30, 1996.

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

Specialty charter is a product which is especially designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements usually more than compensates for these increased costs. In addition, specialty charter programs sometimes permit the Company to increase overall aircraft utilization by providing filler traffic during periods of low demand from other programs such as track charter. The Company believes that it is competitively advantaged to attract this type of business due to the size and geographic dispersion of its fleet, which reduces costly ferry time for aircraft and crews and thus permits more competitive pricing. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements.

Military Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

                                     Three Months Ended September 30,                 Nine Months Ended September 30,
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
Departures (b)                     1,190             840             350           3,917           2,218            1,699
Block Hours (c)                    4,475           2,831           1,644          15,071           7,989            7,082
RPMs (000s) (d)                  252,031         147,712         104,319         848,575         440,521          408,054
ASMs (000s) (e)                  520,180         322,306         197,874       1,750,832         988,499          762,333
Pax Enplaned (g)                  62,102          46,609          15,493         218,945         129,121           89,824
Revenue $(000s)                   31,456          18,523          12,933         104,016          55,416           48,600
RASM in cents (h)                   6.05            5.75            0.30            5.94            5.61             0.33

See footnotes (b) through (h) on pages 6-7.

Charter revenues derived from the U.S. military increased 70.3% to $31.5 million in the third quarter of 1997 as compared to $18.5 million in the third quarter of 1996. U.S. military RPMs increased 70.6% to 252.0 million in the third quarter of 1997 from 147.7 million in the comparable 1996 period, while ASMs increased 61.4% to 520.2 million from 322.3 million. Military RASM increased 5.2% to 6.05 cents from 5.75 cents between the same time periods. U.S. military passengers boarded increased 33.2% to 62,102 in the third quarter of 1997 as compared to 46,609 in the comparable quarter of 1996; U.S. military departures increased 41.7% to 1,190 in the third quarter of 1997 as compared to 840 in the third quarter of 1996; and U.S. military block hours increased 58.1% to 4,475 in the third quarter of 1997 as compared to 2,831 in the third quarter of 1996.

Charter revenues derived from the U.S. military increased 87.7% to $104.0 million in the nine months ended September 30, 1997, as compared to $55.4 million in the nine months ended September 30, 1996. U.S. military RPMs increased 92.6% to 848.6 million in the nine months ended September 30, 1997, from 440.5 million in the comparable 1996 period, while ASMs increased 77.1% to
1.751 billion from 988.5 million. Military RASM increased 5.9% to 5.94 cents from 5.61 cents between the same time periods. U.S. military passengers boarded increased 69.6% to 218,945 in the nine months ended September 30, 1997, as compared to 129,121 in the comparable period of 1996; U.S. military departures increased 76.6% to 3,917 in the nine months ended September 30, 1997, as compared to 2,218 in the nine months ended September 30, 1996; and U.S. military block hours increased 88.6% to 15,071 in the first nine months of 1997 as compared to 7,989 in the first nine months of 1996.

The Company participates in two related military programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, in 1992 the Company entered into a contractor teaming arrangement with four other cargo and passenger airlines serving the U.S. military. Under this arrangement, the team has a greater likelihood of receiving fixed award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced, since the Company represents a significant portion of the total passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been awarded fixed contract business, and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The U.S. military business grew at a faster year-over-year rate than any other business unit of the Company during the first nine months of 1997. In the third quarter of 1997, the Company's U.S. military revenues represented 14.9% of total operating revenues, as compared to 9.3% in the third quarter of 1996. In the first nine months of 1997, the Company's U.S. military revenues represented 17.4% of total operating revenues, as compared to 9.2% in the same period of 1996. As a result of the restructuring of scheduled service and the rationalization of the Company's fleet in 1996, the Company committed four of its seven remaining Boeing 757-200 aircraft to the U.S. military for the year ending September 30, 1997. As a result of an analysis undertaken during 1996, the Company was also successful in more accurately documenting the actual costs associated with military flying and was therefore able to obtain rate increases for the contract year ending September 30, 1997. The Company has obtained additional rate increases for the contract year ending September 30, 1998.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that a larger U.S. military business operation will tend to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft is competitively advantaged to serving the transportation needs of the U.S. military. Although foreign bases have been reduced in troop size, the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive FAA certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation (ETOPS), which permits these aircraft to operate missions over water which can be up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying. Despite these advantages, the Company believes that increases in U.S. military flying will moderate in future periods.

Scheduled Service Revenues. The following table sets forth, for the periods in-dicated, certain key operating and financial data for the scheduled service flying operations of the Company. Data shown for "jet" operations includes the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service.


                                     Three Months Ended September 30,                 Nine Months Ended September 30,
                                   1997            1996         Inc (Dec)          1997            1996          Inc (Dec)
                              --------------- --------------- --------------- --------------- --------------- ----------------
Departures Jet                     6,581           8,779         (2,198)          17,035          26,052          (9,017)
Departures J31(a)                  3,166               -           3,166           6,103               -            6,103
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Departures (b)             9,747           8,779             968          23,138          26,052          (2,914)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Block Hours Jet                   20,571          24,220         (3,649)          52,443          70,011         (17,568)
Block Hours J31                    3,328               -           3,328           6,457               -            6,457
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Block Hours (c)           23,899          24,220           (321)          58,900          70,011         (11,111)
                              --------------- --------------- --------------- --------------- --------------- ----------------

RPMs Jet (000s)                1,310,890       1,422,075       (111,185)       3,375,501       4,037,517        (662,016)
RPMs J31 (000s)                    6,185               -           6,185          12,231               -           12,231
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total RPMs (000s) (d)        1,317,075       1,422,075       (105,000)       3,387,732       4,037,517        (649,785)
                              --------------- --------------- --------------- --------------- --------------- ----------------

ASMs Jet (000s)                1,821,904       2,085,409       (263,505)       4,535,656       5,968,282      (1,432,626)
ASMs J31 (000s)                   10,364               -         10,364           20,220               -          20,220
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total ASMs (000s) (e)        1,832,268       2,085,409       (253,141)       4,555,876       5,968,282      (1,412,406)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Load Factor Jet                    71.95           68.19           3.76            74.42           67.65            6.77
Load Factor J31                    59.68               -             N/M           60.49               -             N/M
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Load Factor (f)            71.88           68.19           3.69            74.36           67.65            6.71
                              --------------- --------------- --------------- --------------- --------------- ----------------

Pax Enplaned Jet                 838,623         958,127       (119,504)       2,276,910       2,926,260        (649,350)
Pax Enplaned J31                  32,985               -         32,985           64,558               -          64,558
                              --------------- --------------- --------------- --------------- --------------- ----------------
  Total Pax Enplaned (g)         871,608         958,127        (86,519)       2,341,468       2,926,260        (584,792)
                              --------------- --------------- --------------- --------------- --------------- ----------------

Revenues $(000s)                 102,024         102,669           (645)         271,282         318,788         (47,506)
RASM in cents (h)                   5.57            4.92            0.65            5.95            5.34            0.61
Yield in cents (j)                  7.75            7.22            0.53            8.01            7.90            0.11
Rev per segment $ (k)             117.05          107.16            9.89          115.86          108.94            6.92

See footnotes (a) through (j) on pages 6-7. N/M - Not Meaningful.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.


Scheduled service revenues in the third quarter of 1997 decreased 0.7% to $102.0 million from $102.7 million in the third quarter of 1996. Scheduled service revenues comprised 48.4% of total operating revenues in the third quarter of 1997, as compared to 51.4% of operating revenues in the same period of the prior year. Scheduled service RPMs decreased 7.4% to 1.317 billion from 1.422 billion, while ASMs decreased 12.1% to 1.832 billion from 2.085 billion, resulting in an increase of 3.7 points in passenger load factor to 71.9% in the third quarter of 1997 from 68.2% in the third quarter of 1996. Scheduled service yield in the third quarter of 1997 increased 7.3% to 7.75 cents from 7.22 cents in the same period of 1996, while RASM increased 13.2% to 5.57 cents from 4.92 cents between the same comparable periods. Scheduled service departures in the third quarter of 1997 increased 11.0% to 9,747 from 8,779 in the third quarter of 1996; block hours decreased 1.3% to 23,899 in the third quarter of 1997 from 24,220 in the same period of 1996; and passengers boarded decreased 9.0% over such period to 871,608, as compared to 958,127.

Scheduled service revenues in the nine months ended September 30, 1997, decreased 14.9% to $271.3 million from $318.8 million in the nine months ended September 30, 1996. Scheduled service revenues comprised 45.4% of total operating revenues in the nine months ended September 30, 1997, as compared to 52.9% of operating revenues in the same period of the prior year. Scheduled service RPMs decreased 16.1% to 3.388 billion from 4.038 billion, while ASMs decreased 23.7% to 4.556 billion from 5.968 billion, resulting in an increase of
6.7 points in passenger load factor to 74.4% in the nine months ended September 30, 1997, from 67.7% in the nine months ended September 30, 1996. Scheduled service yield in the nine months ended September 30, 1997, increased 1.4% to
8.01 cents from 7.90 cents in the same period of 1996, while RASM increased 11.4% to 5.95 cents from 5.34 cents between the same comparable periods. Scheduled service departures in the nine months ended September 30, 1997, decreased 11.2% to 23,138 from 26,052 in the nine months ended September 30, 1996; block hours decreased 15.9% to 58,900 in the nine months ended September 30, 1997, from 70,011 in the same period of 1996; and passengers boarded decreased 20.0% between periods to 2,341,468, as compared to 2,926,260.

The Company added scheduled service capacity during the second and third quarters of 1996 which primarily included expanded direct and connecting frequencies through the Company's four major gateway cities of Chicago-Midway, Indianapolis, Milwaukee and Boston to west coast and Florida markets already being served. New seasonal scheduled service was also introduced in the second and third quarters of 1996 from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service also commenced to San Diego, California, in the second quarter of 1996.

The introduction of this new capacity coincided closely, however, with the May 11, 1996 ValuJet accident in Florida and the resulting persistent negative media attention directed toward airline safety, and especially toward low-fare airlines. On May 12, the Company experienced a cabin decompression incident on one of its own flights which, although it resulted in no serious injury to crew or passengers, nevertheless attracted additional negative media attention, occurring as it did one day after the ValuJet tragedy. As a consequence, during the second and third quarters of 1996, the Company estimates that it lost significant scheduled service revenues from both canceled reservations and reservations which were never received.

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

On  October  27,  1996 the  Company  also  implemented  a  commuter  code  share partnership with Chicago Express to provide incremental connecting traffic between Indianapolis, Milwaukee and other smaller midwestern cities into the Company's Chicago-Midway connections with certain Florida and west-coast destinations. This partnership was replaced with a contractual agreement with Chicago Express effective April 1, 1997, under which the Company now operates 19-seat Jetstream 31 propeller aircraft between its Chicago-Midway hub and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids. The Company has subsequently announced the expansion of this agreement to include the cities of Lansing, Michigan and Madison, Wisconsin effective in the fourth quarter of 1997.

After this scheduled service reduction, the Company's early 1997 core scheduled service flying included flights between Chicago-Midway and five Florida cities, Las Vegas, Phoenix, Los Angeles and San Francisco; Indianapolis to four Florida cities, Las Vegas and Cancun; Milwaukee to three Florida cities; Hawaii service to San Francisco, Los Angeles and Phoenix; and service between Orlando and San Juan and Nassau.

As a result of the restructuring of scheduled service operations in the manner described above, the scheduled service component of the Company's operations was profitable in the first three quarters of 1997. Profitability was achieved through a combination of significantly higher load factors and RASM between periods, even though total revenues in scheduled service declined between years. The Company believes that profitability was enhanced in this business unit through the selective elimination of flights which had previously produced below-average load factors and yield, and that the elimination of intra-Florida flying in particular was a prominent factor in this improvement. Profitability was further enhanced in certain scheduled service markets through the reassignment of aircraft fleet types to provide better balance within markets between revenues, costs, and aircraft operational capabilities. Yield in the third quarter of 1997 increased 7.3% to 7.75 cents as compared to 7.22 cents in the same period of 1996, and yield in the first nine months of 1997 increased 1.4% to 8.01 cents from 7.90 cents in the same period of 1996. Load factor growth was 5.4% in the third quarter of 1997 as compared to the third quarter of 1996, and 9.9% between the nine months ended September 30, 1997 and the comparable period of 1996. Due to the high proportion of fixed versus variable costs associated with operating a scheduled flight, the positive profit contribution of increased load factor was more significant than the effect of higher average yields between periods.

Scheduled service profitability improvement in 1997 was accomplished in spite of what would normally have been a demand-dampening effect from the reintroduction of the U.S. departure and 10% federal excise taxes on tickets on March 7, 1997, which had expired on January 1, 1997. In August 1997, federal legislation was enacted which indefinitely extends these taxes. The U.S. departure tax for international destinations was increased from $6 to $12 per passenger, and a new U.S. arrivals tax of $12 per passenger was added for passengers arriving into the United States from international cities. Effective October 1, 1997, the new tax law also changes the method of computation of the federal excise tax from a simple 10% of ticket sale value to a declining percentage of ticket sale value (ranging from 9.0% to 7.5%), plus an increasing inflation-indexed charge per passenger segment flown (ranging from $1 to $3). The Company does not currently believe that the change in federal excise tax computation has placed it at either a significant pricing advantage or disadvantage as compared to the previous computation method. The Company does believe that certain of its low-fare competitors may be disadvantaged by the new computation method, however, due to their lower average segment fares and higher average number of intermediate stops as compared to the Company in similar markets.

The Company continues to evaluate the profit and loss performance of its scheduled service business, and the Company may change the level of scheduled service operations from time to time. The Company began new service in June 1997, between New York's John F. Kennedy International Airport and
Chicago-Midway, Indianapolis and St. Petersburg, and also added several frequencies between the midwest and the west coast for the summer season. New York service to Chicago-Midway and St. Petersburg has been retained for the 1997-98 winter season.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. Ground package revenues increased 12.8% to $5.3 million in the third quarter of 1997 as compared to $4.7 million in the third quarter of 1996. For the nine months ended September 30, 1997, ground package revenues decreased 6.8% to $16.4 million from $17.6 million in the similar 1996 period.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 34,000 individual and family members annually. In the third quarter of 1997, total packages sold decreased 4.1% over the third quarter of 1996, and for the nine months ended September 30, 1997, the Club recorded a 1.5% increase in packages sold over the same 1996 period. During the third quarter of 1997, the average revenue earned for each ground package sold increased 35.6% as compared to the third quarter of 1996, while for the nine months ended September 30, 1997, average package revenue increased 10.1% as compared to the same period in 1996.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States. These packages are marketed through travel agents as well as directly by the Company's own reservations centers. During the third quarter of 1997, the number of ground packages sold increased 1.7% as compared to the third quarter of 1996, while for the nine months ended September 30, 1997, the number of ground packages sold decreased 2.6% as compared to the same 1996 period. Reductions in the number of ground packages sold between the nine month periods was mainly due to the reduction of the Company's scheduled service operations between years. During the third quarter of 1997, the average revenue earned for each ground package sold decreased 5.2% as compared to the third quarter of 1996, and for the nine months ended September 30, 1997, the average package price decreased by 19.0% as compared to the same 1996 period.

The average revenue earned by the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of ATA. Other revenues decreased 2.5% to $7.9 million in the third quarter of 1997 as compared to $8.1 million in the third quarter of 1996, primarily due to a reduction in revenues earned between periods by providing substitute service to other airlines, partially offset by increases in other miscellaneous revenue categories. A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. Other revenues decreased 18.5% to $20.7 million in the nine months ended September 30, 1997, as compared to $25.4 million in the comparable 1996 period, for primarily the same reasons.


Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and federal taxes. Salaries, wages and benefits expense for the third quarter of 1997 decreased 2.9% to $43.6 million from $44.9 million in the third quarter of 1996. Salaries, wages and benefits expense for the nine months ended September 30, 1997, increased 0.9% to $128.0 million from $126.8 million for the nine months ended September 30, 1996.

Approximately $2.2 million of the increase between the nine month periods ending September 30, 1997 and 1996, was attributable to changes made in the third quarter of 1996 in senior executive positions and associated senior executive compensation plans. Special compensation totaling $3.0 million was prepaid to the Company's former President and Chief Executive Officer during the fourth quarter of 1996 and the first quarter of 1997, which was being amortized to expense over the anticipated two year term of his employment ending August 1998. Due to his resignation in late May 1997, a one-time charge to expense for the unamortized $2.0 million prepaid balance was made in the second quarter of 1997 to salaries, wages and benefits, whereas no such charge to expense was incurred in the prior year.

The cost of salaries and wages earned by cockpit crew members and related flight operations support staff in the third quarter of 1997 was approximately $1.1 million higher than in the third quarter of 1996; for the nine months ended September 30, 1997, cockpit crew salaries and wages were approximately $4.1 million higher than for the same period in 1996. These cost increases were incurred even though jet block hours flown by cockpit crew members declined by 6.7% between the third quarter of 1997 and the third quarter of 1996, and declined by 11.7% in the nine months ended September 30, 1997, as compared to the same period in 1996. This increase in the unit cost of cockpit crews was attributable to the following significant factors: (i) the implementation of the cockpit crew collective bargaining agreement in August 1996, under which a 7.5% rate increase and more restrictive work rules became effective; (ii) crew utilization for U.S. military flying is significantly lower than for scheduled service and tour operator flying, and U.S. military block hours increased as a percentage of total block hours to 15.3% in the first nine months of 1997, as compared to 7.2% in the first nine months of 1996; (iii) cockpit crew shortages during the first three quarters of 1997 resulted in the need to increase premium pay to cockpit crew members in order to adequately staff the spring and summer flying schedule; and (iv) cockpit crew productivity was further reduced by the fleet restructuring completed during 1996, which increased the percentage of jet block hours flown by three-crew-member aircraft (Lockheed L-1011 and Boeing 727-200) to 78.8% in the first nine months of 1997, as compared to 69.6% in the comparable period of 1996. The Company estimates that, as a result of these factors, a cockpit crew cost per ASM increase equivalent to approximately $1.5 million was incurred in the third quarter of 1997 as compared to the third quarter of 1996, and approximately $7.1 million was incurred for the nine months ended September 30, 1997, as compared to the same period of 1996.

The salaries, wages and benefits cost for other employee groups declined by $1.9 million in the third quarter of 1997 as compared to the third quarter of 1996, and by $5.2 million in the nine months ended September 30, 1997, as compared to the same period in 1996. These costs declined partially as a result of the decline in equivalent full-time employment between periods, as well as due to the restructuring of certain employee benefit plans effective January 1, 1997. Total equivalent full-time employment declined by 11.4% in the third quarter of 1997 as compared to the third quarter of 1996, and declined by 12.7% for the nine months ended September 30, 1997, as compared to the same period in 1996.

In addition to planned staff reductions completed during the fourth quarter of 1996, the change in salaries, wages and benefits expense for other employee groups was significantly affected by reduced employment in Maintenance and Engineering, which accounted for a $0.8 million reduction in expense between the third quarters of 1997 and 1996, and a $1.9 million reduction in expense in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Employment of Maintenance and Engineering staff, such as airframe and powerplant mechanics and engineers, was constrained in 1997 by broad shortages in related labor markets attributable to very strong current demand for these skills within the airline industry. The Company compensated for some of these shortages in 1997 by acquiring these skills through third party contract labor vendors. The cost of maintenance contract labor (which is a component of Aircraft Maintenance, Materials and Repairs) increased by $1.2 million in the third quarter of 1997 as compared to the third quarter of 1996, and increased by $2.4 million in the nine months ended September 30, 1997 as compared to the same period in 1996.

Salaries, wages and benefits expense for the third quarter of 1997 was 1.20 cents per ASM, an increase of 0.8% from the third quarter of 1996 of 1.19 cents per ASM. Salaries, wages and benefits expense for the nine months ended
September 30, 1997, was 1.32 cents per ASM, an increase of 11.9% from the nine months ended September 30, 1996, of 1.18 cents per ASM.

Fuel and Oil. Fuel and oil expense for the third quarter of 1997 decreased 7.9% to $41.8 million from $45.4 million in the third quarter of 1996. During the third quarter of 1997, as compared to the same quarter in 1996, the Company consumed 3.5% fewer gallons of jet fuel for flying operations, which resulted in a reduction in fuel expense of approximately $1.8 million between periods. The reduction in jet fuel consumed was due to the reduced number of jet block hours of flying operations between periods. The Company flew 35,683 jet block hours in the third quarter of 1997, as compared to 38,249 jet block hours in the third quarter of 1996, a decrease of 6.7% between quarters. The relatively lower reduction in gallons consumed between periods, as compared to the relatively higher reduction in block hours, is due to the change in mix of fleet block hours between periods since each fleet type has a different rate of fuel burn per block hour. During the third quarter of 1997, the Company's average cost per gallon of fuel consumed decreased by 5.7% as compared to the same quarter in 1996, which resulted in a reduction in fuel and oil expense of approximately $2.3 million. Also during the third quarter of 1997, the Company incurred approximately $0.3 million in fuel and oil expense to operate its Jetstream 31 aircraft under its agreement with Chicago Express, which agreement was not in effect in the third quarter of 1996.

Fuel and oil expense for the nine months ended September 30, 1997, decreased 5.7% to $118.9 million from $126.1 million in the nine months ended September 30, 1996. During the nine months ended September 30, 1997, as compared to the same period in 1996, the Company consumed 7.4% fewer gallons of jet fuel for flying operations, which resulted in a reduction in fuel expense of approximately $12.1 million between periods. The reduction in jet fuel consumed was due to the reduced number of block hours of flying operations between periods. The Company flew 98,226 jet block hours in the nine months ended September 30, 1997, as compared to 111,289 jet block hours in the nine months ended September 30, 1996, a decrease of 11.7% between periods. During the nine months ended September 30, 1997, the Company's average cost per gallon of fuel consumed increased by 2.1% as compared to the same period in 1996, which resulted in an increase in fuel and oil expense of approximately $2.6 million between years. Virtually all of this jet fuel price increase was experienced during the first quarter of 1997, as compared to the first quarter of 1996. Also during the nine months ended September 30, 1997, the Company incurred approximately $0.6 million in fuel and oil expense to operate the Jetstream 31 aircraft under its agreement with Chicago Express, which agreement was not in effect in the nine months ended September 30, 1996.

Fuel and oil expense for the third quarter of 1997 was 1.15 cents per ASM, a decrease of 5.0% from the third quarter of 1996 of 1.21 cents per ASM. Fuel and oil expense for the nine months ended September 30, 1997, was 1.22 cents per ASM, an increase of 3.4% from the nine months ended September 30, 1996, of 1.18 cents per ASM. The change in the cost per ASM of fuel and oil expense for both sets of comparative periods was partly due to the change in mix of jet block hours flown from the more-fuel-efficient twin-engine Boeing 757-200 aircraft to the less-fuel-efficient three-engine Boeing 727-200 and Lockheed L-1011 aircraft. In the third quarter of 1997, 20.6% of total jet block hours were flown by the Boeing 757-200 fleet, as compared to 28.5% in the third quarter of 1996. In the nine months ended September 30, 1997, 21.2% of total jet block hours were flown by the Boeing 757-200 fleet, as compared to 30.4% in the comparable period of 1996. Jet fuel prices were also a significant factor between periods in cost per ASM changes. First quarter 1997 jet fuel price increases as compared to the same quarter of 1996 contributed to the increase in cost per ASM for fuel and oil for the nine months ended September 30, 1997, whereas jet fuel price decreases in the third quarter of 1997 as compared to the same period of 1996 were significant enough to overcome fleet block hour mix changes and to result in a cost per ASM reduction between periods.

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

Handling, landing and navigation fees decreased by 5.2% to $19.9 million in the third quarter of 1997, as compared to $21.0 million in the third quarter of 1996. During the 1997 third quarter, the average cost per system jet departure for third-party aircraft handling increased 9.6% as compared to the third quarter of 1996, and the average cost of landing fees per system jet departure increased 7.4% between the same periods. Due to the restructuring of scheduled service in the fourth quarter of 1996, the absolute number of system-wide jet departures between the third quarters of 1997 and 1996 declined by 15.3% to
10,567 from 12,475, which resulted in approximately $2.9 million in volume-related handling and landing expense reductions between periods. This volume-related decline was partially offset, however, by an approximately $1.5 million price-related handling and landing expense increase between periods attributable to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the reduction in the Company's narrow-body Boeing 757-200 fleet and the shift of revenue production towards charter operations, the Company's jet departures in the third quarter of 1997 included proportionately more international and wide-body operations than in the third quarter of 1996. In the 1997 third quarter, 22.0% of the Company's jet departures were operated with wide-body aircraft, as compared to 18.3% in the 1996 third quarter, and 25.3% of the Company's third quarter 1997 jet departures were from international locations, as compared to 21.5% in the same period of the prior year.

Handling, landing and navigation fees decreased by 5.2% to $54.4 million in the nine months ended September 30, 1997, as compared to $57.4 million in the same period of 1996. During the nine months ended September 30, 1997, the average cost per system jet departure for third-party aircraft handling increased 8.3% as compared to the same period of 1996, and the average cost of landing fees per system jet departure increased 6.0% between the same periods. The absolute number of system-wide jet departures between the nine months ended September 30, 1997 and 1996, declined by 21.1% to 29,840 from 37,809, which resulted in approximately $8.6 million in volume-related handling and landing expense reductions between periods. This volume-related decline was partially offset, however, by an approximately $3.3 million price-related handling and landing expense increase between periods attributable to a change in jet departure mix. In the nine months ended September 30, 1997, 22.3% of the Company's jet departures were operated with wide-body aircraft, as compared to 19.3% in the comparable period of 1996, and 24.4% of the Company's jet departures in the nine months ended September 30, 1997, were from international locations, as compared to 18.4% in the same period of the prior year. During the nine months ended September 30, 1997, an increase of approximately $1.3 million in air navigation fees and de-icing costs was also incurred as compared to the same period in 1996.

The cost per ASM for handling,  landing and  navigation  fees  decreased 1.8% to
0.55 cents in the third quarter of 1997, from 0.56 cents in the third quarter of 1996. The cost per ASM for handling, landing and navigation fees increased 3.7% to 0.56 cents in the nine months ended September 30, 1997, as compared to 0.54 cents in the comparable period of 1996.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned Lockheed L-1011 airframes and engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings)as the units of measure.

Depreciation and amortization expense was unchanged at $16.5 million for the third quarters of 1997 and 1996, and decreased 2.5% to $46.0 million in the nine months ended September 30, 1997, as compared to $47.2 million in the comparable period of 1996.

Depreciation expense attributable to owned airframes and engines decreased $0.3 million in the third quarter of 1997 as compared to the 1996 third quarter, and decreased $0.8 million in the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. The Company reduced its year-over-year investment in engines and airframe improvements due to the restructuring of the Boeing 757-200 fleet in the fourth quarter of 1996. As a result of the net reduction of four Boeing 757-200 aircraft at the end of 1996 as compared to the end of 1995, and the complete elimination of
Pratt-&-Whitney-powered Boeing 757-200s from the fleet, some airframe and leasehold improvements were disposed of, and all spare Pratt & Whitney engines and rotable parts were reclassified as Assets Held for Sale in the accompanying balance sheet. None of these assets therefore gave rise to depreciation expense in the first three quarters of 1997. The Company did increase its investment in computer equipment and furniture and fixtures between years; placed the west bay of the renovated Midway Hangar No. 2 into service in mid-1996; and incurred increased debt issue costs between years relating to debt facility and aircraft lease negotiations completed primarily in the fourth quarter of 1996. These changes, together with increased costs pertaining to remaining rotable components and the provision for obsolescence of aircraft parts inventories, resulted in an increase in depreciation expense of $0.4 million in the nine months ended September 30, 1997 as compared to the same period of 1996.

Amortization of capitalized engine and airframe overhauls increased $0.8 million in the third quarter of 1997 as compared to the same period of the prior year after including the offsetting amortization associated with manufacturers' credits, and decreased by $0.4 million for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Changes to the cost of overhaul amortization were partly due to the reduction of total block hours and cycles flown between comparable periods. This expense was also favorably impacted by the late-1996 restructuring of the Boeing 757-200 fleet and, in particular, the disposal of all Pratt-&-Whitney-powered Boeing 757-200 aircraft. All unamortized net book values of engine and airframe overhauls pertaining to the Pratt-&-Whitney-powered aircraft were charged to the cost of the disposal of these assets in the third quarter of 1996. The Company's seven remaining Rolls-Royce-powered Boeing 757-200 aircraft, four of which were delivered new from the manufacturer in late 1995 and late 1996, are not presently generating any engine and airframe overhaul expense since the initial post-delivery overhauls for the Rolls-Royce-powered Boeing 757-200s are not yet due under the Company's maintenance programs. The net reduction in engine and airframe amortization expense in the third quarter of 1997 pertaining to changes in the Company's Boeing 757-200 fleet was approximately $1.5 million as compared to the third quarter of 1996, while the reduction in expense pertaining to the nine months ended September 30, 1997, as compared to the same period of 1996 was approximately $4.2 million. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $0.7 million between the third quarters of 1997 and 1996, and by approximately $1.9 million between the nine month periods ended September 30, 1997 and 1996, due to the ongoing expansion of this fleet type and due to the completion of new overhauls for Boeing 727-200 aircraft. The increase between years in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet was approximately $1.1 million and $1.2 million, respectively, for the third quarters of 1997 and 1996, and the nine months ended September 30, 1997 and 1996.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased by $0.4 million between the third quarters of 1997 and 1996, and between the nine months ended September 30, 1997 and 1996. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization cost per ASM increased 2.3% to 0.45 cents in the third quarter of 1997, as compared to 0.44 cents in the third quarter of 1996. Depreciation and amortization expense per ASM increased 6.8% to 0.47 cents in the nine months ended September 30, 1997, as compared to 0.44 cents in the nine months ended September 30, 1996.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 4.8% to $15.2 million in the third quarter of 1997, as compared to $14.5 million in the third quarter of 1996, while it decreased 5.4% to $40.1 million in the nine months ended September 30, 1997, from $42.4 million in the same period of 1996. The cost per ASM increased by 7.7% to 0.42 cents in the third quarter of 1997 as compared to 0.39 cents in the third quarter of the prior year, while the cost per ASM increased 2.5% to 0.41 cents in the nine months ended September 30, 1997, from 0.40 cents in the same period of 1996.

Repair costs were $1.7 million lower in the third quarter of 1997 as compared to the same quarter of the prior year, and $4.0 million lower for the nine months ended September 30, 1997, as compared to the same period of 1996. This was due to a reduction in both the total number of repairs performed and the average unit cost of repairs between periods. Negotiations were completed in early 1997 with several repair vendors which resulted in reduced unit charges for some repair activity. Additionally, the Company established a maintenance disposition board in late 1996 which carefully reviews significant repair decisions in light of anticipated fleet requirements and the available quantity of serviceable components in stock.

The cost of expendable parts consumed increased $1.1 million in the third quarter of 1997 as compared to the third quarter of 1996, but increased only $0.5 million between the nine-month periods ended September 30, 1997 and 1996. The quarterly variations in the cost of expendable parts consumed are closely related to seasonal differences in the Company's heavy maintenance check programs for its fleet, which were scheduled more effectively into lower periods of aircraft utilization in 1997 than they were in 1996, when aircraft availability was more constrained due to several late deliveries of Boeing 727-200 aircraft.

The cost of maintenance contract labor increased by $1.2 million in the third quarter of 1997 as compared to the third quarter of 1996, and increased by $2.4 million for the nine months ended September 30, 1997, as compared to the same period in 1996. As explained above under "Salaries, Wages and Benefits", the Company increased its utilization of maintenance contract labor in 1997 to compensate for some shortages of experienced airframe and powerplant mechanics and engineers.

The cost of parts loans and exchanges was unchanged between the third quarters of 1997 and 1996, but declined by $1.3 million in the nine months ended September 30, 1997, as compared to the same period of 1996, due to improved internal procedures to limit the need for such loans and exchanges.

All of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches, and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the third quarter of 1997 were $0.3 million more than in the same quarter of 1996, and in the nine months ended September 30, 1997, were $0.8 million higher than for the nine months ended September 30, 1996. This increase was primarily due to changes in the mix of aircraft leases and associated return conditions which became effective between years.

Aircraft Rentals. Aircraft rentals expense for the third quarter of 1997 decreased 22.9% to $13.5 million from $17.5 million in the third quarter of 1996, and aircraft rentals expense in the nine months ended September 30, 1997, decreased 19.5% to $41.8 million from $51.9 million in the same period of 1996. These decreases were primarily attributable to the restructuring of the Company's Boeing 757-200 fleet in the fourth quarter of 1996, as a result of which the number of Boeing 757-200 aircraft operated by the Company was reduced by four units. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's 1996 restructuring of scheduled service, based upon profitability analysis which disclosed that, for some uses of the Boeing 757-200 in the Company's markets, it was more profitable to substitute other aircraft with lower ownership costs. Aircraft rentals expense declined by $4.4 million between the third quarters of 1997 and 1996, and declined by $12.8 million between the nine month periods ended September 30, 1997 and 1996, as a result of the Boeing 757-200 fleet restructuring.

Four additional Boeing 727-200 aircraft were acquired and financed by sale/leasebacks at various times during the first three quarters of 1996, while one Boeing 727-200 aircraft previously on an operating lease was purchased during the second quarter of 1996. The net increase in leased Boeing 727-200 aircraft between years added approximately $0.7 million in aircraft rentals expense in the third quarter of 1997, as compared to the third quarter of 1996, and added approximately $2.7 million in aircraft rentals expense during the nine months ended September 30, 1997, as compared to the same period of 1996.

Aircraft rentals expense for the third quarter of 1997 was 0.37 cents per ASM, a decrease of 19.6% from 0.46 cents per ASM in the third quarter of 1996. Aircraft rentals expense for the nine months ended September 30, 1997, was 0.43 cents, a decrease of 10.4% from 0.48 cents for the same period of 1996. The period-to-period decrease in the size of the Boeing 757-200 fleet was a significant factor in these changes since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. With the reduction in the higher-ownership-cost Boeing 757-200 aircraft in late 1996, the Company anticipates that the cost per ASM produced by its leased aircraft fleet will continue to be lower in future quarters.

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

The cost of crew and other employee travel was unchanged at $10.4 million for the third quarters of 1997 and 1996, and was also unchanged at $27.7 million for the nine months ended September 30, 1997 and 1996. During the first nine months of 1997, the Company's average full-time-equivalent cockpit and cabin crew employment was 13.5% lower as compared to the prior year, even though jet block hours decreased by only 11.7% between periods. Although the Company did experience some crew shortages in the first quarter of 1996 associated with severe winter weather, shortages of both cockpit and cabin crews were more chronic in the first nine months of 1997, and per-crew-member travel costs were consequently higher since crews spent greater amounts of time away from their bases to operate the Company's schedule. In addition, average crew travel costs for the U.S. military and specialty charter businesses are much higher than for track charter and scheduled service since these flights more often operate away from crew bases.

The cost per ASM for crew and other employee travel increased 3.6% to 0.29 cents in the third quarter of 1997, as compared to 0.28 cents in the third quarter of 1996, and increased 11.5% to 0.29 cents in the nine months ended September 30, 1997, from 0.26 cents in the same period of 1996.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 1997 and 1996, catering represented 83.5% and 83.8%, respectively, of total passenger service expense, while for the nine-month periods ended September 30, 1997 and 1996, catering represented 82.8% and 80.3%, respectively, of total passenger service expense.

The cost of passenger service increased 5.3% in the third quarter of 1997 to $10.0 million, as compared to $9.5 million in the third quarter of 1996. This increase between quarters was primarily due to an increase of approximately 6.7% in the average cost to cater each passenger. Catering unit cost increased due to a change in the mix of passengers boarded from fewer scheduled service toward more charter and military passengers; the latter passengers, particularly military, are the most expensive passengers to cater in the Company's business mix. Although the number of jet passengers boarded decreased by 9.3% to 1,324,282 in the third quarter of 1997 as compared to 1,459,897 in the third quarter of 1996, military and charter passengers accounted for 36.2% of passengers boarded in the third quarter of 1997, as compared to 33.0% of passengers boarded in the third quarter of 1996.

The cost of passenger service decreased 2.3% to $25.8 million in the nine months ended September 30, 1997, from $26.4 million in the same period of 1996. This reduction was partly caused by fewer system-wide jet passengers boarded, which declined by 13.2% to 4,043,535 in the nine months ended September 30, 1997, as compared to 4,659,399 in the same period of 1996. However, the average cost to cater each passenger boarded increased 10.7% between the nine-month periods ended September 30, 1997 and 1996, due to the change in the mix of passengers boarded. For the nine months ended September 30, 1997 military and charter passengers accounted for 43.4% of passengers boarded, as compared to 35.3% of passengers boarded in the nine months ended September 30, 1996.

The cost per ASM of passenger service increased 8.0% to 0.27 cents in the third quarter of 1997, as compared to 0.25 cents in the third quarter of 1996, and increased 4.0% to 0.26 cents in the nine months ended September 30, 1997, from
0.25 cents in the same period of 1996.

Commissions. The Company incurs significant commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense increased 4.5% to $7.0 million in the third quarter of 1997, as compared to $6.7 million in the third quarter of 1996, and decreased 9.7% to $19.6 million in the nine months ended September 30, 1997 from $21.7 million in the same period of 1996. Scheduled service commissions expense declined by $0.4 million and $3.6 million, respectively, between the third quarters and the nine-month periods ended September 30, 1997 and 1996, both as a result of the decline in scheduled service revenues earned between periods, and as a result of non-recurring commission charges in the third quarter of 1996 (associated with scheduled service restructuring and resulting flight cancellations) for involuntary refunds of tickets issued by travel agencies for which related commissions were not refunded to the Company. Military and tour operator commissions expense increased by $0.7 million and $1.8 million, respectively, between the same sets of comparative periods, due to the increased level of commissionable revenues earned in those business units in 1997 as compared to 1996.

The cost per ASM of commissions expense increased by 5.6% to 0.19 cents in the third quarter of 1997 as compared to 0.18 cents in the third quarter of 1996, whereas the cost per ASM was unchanged at 0.20 cents for the nine month periods ended September 30, 1997 and 1996.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 9.8% to $4.5 million in the third quarter of 1997, as compared to $4.1 million in the third quarter of 1996, and ground package cost decreased 1.4% to $14.0 million in the nine months ended September 30, 1997, as compared to $14.2 million in the same period of 1996. The increase in cost between the third quarters of 1997 and 1996 was due to an increase in the average cost of ground packages sold, since the number of ground packages sold was essentially unchanged between periods. The decrease in expense between the nine months ended September 30, 1997 and 1996 was attributable to nominal changes in both the average unit cost and number of ground packages sold.

Ground package cost per ASM increased by 9.1% to 0.12 cents in the third quarter of 1997, as compared to 0.11 cents in the third quarter of 1996, and increased by 7.7% to 0.14 cents in the nine months ended September 30, 1997, from 0.13 cents in the same period of 1996. The higher cost per ASM in 1997 resulted from a greater decline in total ASMs as compared to the decline in ground package sales volumes between periods.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems (CRSs) to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses that are primarily associated with single-seat sales. Other selling expenses decreased 4.7% to $4.1 million in the third quarter of 1997, as compared to $4.3 million in the third quarter of 1996, and other selling expenses decreased 24.3% to $10.9 million in the nine months ended September 30, 1997, as compared to $14.4 million in the same period of 1996.

Credit card discount expense decreased $0.1 million and $0.7 million, respectively, in the third quarter of 1997 and the nine months ended September 30, 1997, as compared to the same periods in 1996, as a result of the reduction in size of the scheduled service business unit of the Company and the consequent reduction in total credit card sales, and due to a reduction in the blended credit card discount rate between years. CRS fees decreased $0.2 million and $1.8 million, respectively, in the third quarter of 1997 and the nine months ended September 30, 1997, as compared to the same periods in 1996, due to less bookings made for the smaller scheduled service business unit between periods. Toll-free telephone usage increased $0.1 million in the third quarter of 1997 as compared to the third quarter of 1996, but declined by $0.9 million between the nine months ended September 30, 1997 and 1996 due to less usage and lower rates.

The reductions in other selling expenses noted above for the third quarter of 1997 as compared to the third quarter of 1996 were less pronounced than for the comparative nine month periods ended September 30, 1997 and 1996 partly because the difference in scheduled service capacity between the comparative third quarters was less significant than between the nine month periods, since the 1996 reduction in scheduled service capacity began in late August of that year. Additionally, scheduled service business unit reservations activity in September 1997 was significantly above expectations, which increased costs for both toll free telephone charges and CRS fees.

Other selling cost per ASM was unchanged at 0.11 cents in the third quarters of 1997 and 1996, while other selling cost per ASM declined 15.4% to 0.11 cents in the nine months ended September 30, 1997, as compared to 0.13 cents in the same period of 1996.

Advertising. Advertising expense increased 39.1% to $3.2 million in the third quarter of 1997, as compared to $2.3 million in the same period of 1996, and increased 19.5% to $9.8 million in the nine months ended September 30, 1997, as compared to $8.2 million in the nine months ended September 30, 1996. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in 1997 consistent with the Company's overall strategy to enhance RASM in these businesses through increases in load factor and yield. Additionally, advertising was comparatively low in the third quarter of 1996 due to the restructuring of numerous scheduled service markets which was initiated in the latter part of that quarter.

The cost per ASM of advertising increased 50.0% to 0.09 cents in the third quarter of 1997, as compared to 0.06 cents in the third quarter of 1996, and the cost per ASM increased 25.0% to 0.10 cents in the nine months ended September 30, 1997, as compared to 0.08 cents in the same period of 1996. These increases in cost per ASM resulted from higher absolute advertising dollars being spent in a period of declining ASMs, but was nevertheless an integral part of the Company's successful strategy in 1997 to enhance profitability in the scheduled service business.

Facility and Other Rentals. Facility and other rentals includes the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals decreased 21.4% to $2.2 million in the third quarter of 1997, as compared to $2.8 million in the third quarter of 1996, and decreased 8.3% to $6.6 million for the nine months ended September 30, 1997 as compared to $7.2 million in the nine months ended September 30, 1996. There were some changes in specific facilities utilized by the Company between periods, such as the addition of hangar space at Chicago-Midway and the elimination of airport facilities at Boston. The Company reduced total facility expense between years through the sublease of excess airport facilities to third parties. The cost per ASM for facility and other rentals decreased 14.3% to 0.06 cents in the third quarter of 1997 as compared to 0.07 cents in the third quarter of 1996, while the cost per ASM was unchanged at 0.07 cents for the nine months ended September 30, 1997 and 1996.

Other Operating Expenses. Other operating expenses decreased 3.5% to $13.6 million in the third quarter of 1997, as compared to $14.1 million in the third quarter of 1996, and other operating expenses decreased 6.6% to $39.8 million in the nine months ended September 30, 1997, as compared to $42.6 million in the same period in 1996. Other operating expenses which experienced significant increases between both sets of comparative periods included the cost of the Chicago Express commuter agreement effective April 1, 1997 and the cost of property and sales taxes. Other operating expenses which experienced significant decreases between both sets of comparative periods included the cost of insurance and the cost of professional consulting fees. Many other categories of other operating expenses were lower in 1997 than in 1996 primarily due to the smaller size of the airline between periods.

Other operating cost per ASM was unchanged at 0.37 cents for the third quarters of 1997 and 1996, and increased 2.5% to 0.41 cents in the nine months ended September 30, 1997, as compared to 0.40 cents in the same period of 1996.

Interest Income and Expense. Interest expense in the third quarter of 1997 increased 316.7% to $2.5 million, as compared to $0.6 million in the third quarter of 1996, and interest expense increased 107.1% to $5.8 million in the nine months ended September 30, 1997, as compared to $2.8 million in the same period of 1996. The increase in interest expense between both sets of comparative periods was primarily due to the change in the Company's capital structure which resulted from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million.

The capital structure of the Company prior to completing these new financings provided for outstanding borrowings under the former credit facility of $122.0 million to be routinely adjusted to meet the expected cash flow requirements of the Company, thereby minimizing the level of borrowings on which interest would be paid. Under the new capital structure of the Company, the level of borrowings outstanding under the 10.5% notes will remain fixed at $100.0 million without regard to actual cash requirements at any point in time. During the third quarter of 1997, the weighted average borrowings outstanding were approximately $119.4 million, as compared to $79.9 million in the third quarter of 1996. During the nine months ended September 30, 1997, the weighted average borrowings outstanding were approximately $99.4 million, as compared to $75.1 million in the same period of 1996.

The weighted average effective interest rate applicable to the Company's outstanding borrowings in the third quarter of 1997 was 9.16%, as compared to 8.11% in the third quarter of 1996, and was 8.42% for the nine months ended September 30, 1997 as compared to 8.13% in the same period of 1996. The increase in the weighted average effective interest rates between both sets of compar-ative periods was primarily due to the 10.5% effective interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average effective interest rates of 7.84% and 8.92%, respect-ively, applicable to borrowings under the former credit facility during the third quarter and nine months ended September 30, 1996.

In order to minimize the interest expense impact of the $100.0 million 10.5% unsecured notes, the Company invested excess cash balances and thereby earned $0.6 million in interest income in the third quarter of 1997, an increase of 200.0% over interest income of $0.2 million earned in the third quarter of 1996. The Company earned $0.8 million in interest income in the nine months ended September 30, 1997, an increase of 60.0% over $0.5 million earned in the same period of 1996.


Income Tax Expense

In the third quarter of 1997, the Company recorded $1.8 million in income tax expense applicable to the income before income taxes for that period, while income tax credits of $6.8 million were recognized pertaining to the loss before taxes for the third quarter of 1996. For the nine months ended September 30, 1997, income tax expense of $5.2 million was recorded, as compared to a tax credit of $6.1 million in the same period of 1996. The effective tax rate applicable to the third quarter of 1997 was 51.1%, while the effective tax rate applicable to the third quarter of 1996 was 35.0%. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 55.2% and 32.6%, respectively.

Income tax expense and credits in both sets of comparative periods were significantly affected by the non-deductibility for federal income tax purposes of 50% of amounts paid for crew per diem. The effect of this permanent difference on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income or loss approaches zero, which was one reason for the higher effective tax rates applicable to the three month and nine month periods ended September 30, 1997 as compared to the comparable periods of 1996.

Income tax expense and the effective tax rate for the nine months ended September 30, 1997 were also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits in the second quarter of 1997 for the prepaid executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million is non-deductible against the Company's federal income taxes, and thus constitutes an additional significant permanent difference between income for federal income tax purposes and financial accounting income which did not exist in 1996.


Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. As described further below, in the third quarter of 1997 the Company completed two separate financings designed to lengthen the maturity of its long-term debt and diversify its credit sources, including the issuance of unsecured notes and the replacement of the former credit facility with one of lesser borrowing availability.

For the nine months ended September 30, 1997 and 1996, net cash provided by operating activities was $70.7 million and $27.3 million, respectively. The increase in cash provided by operating activities between years was attributable to such factors as increased earnings, growth in scheduled service air traffic liability associated with advanced ticket sales, the liquidation of certain assets held for sale, and other factors.

Net cash used in investing activities was $60.7 million and $53.7 million, respectively, for the nine months ended September 30, 1997 and 1996. Such amounts included cash capital expenditures totaling $63.5 million in the nine months ended September 30, 1997, and $87.6 million in the same period of 1996, for engine overhauls, airframe improvements and the purchase of rotable parts. Proceeds from the sale of assets totaled $8.0 million for the nine months ended September 30, 1997, and $30.2 million for the comparable period of 1996. Such proceeds were primarily attributable to sale/leaseback transactions completed in both years for Boeing 727-200 aircraft, although four such transactions were completed in the 1996 period as compared to one such transaction in 1997. Cash capital expenditures for the nine month periods ended September 30, 1997 and 1996 were supplemented with other capital expenditures, financed directly with debt, totaling $30.7 million and $14.2 million, respectively. The $30.7 million in new debt issued in 1997 was to directly finance the purchase of a Boeing 757-200 aircraft which had previously been subject to a month-to-month operating lease.

The Company's capital spending program in the first nine months of 1997 was reduced as compared to the prior year due to (i) the reduction of the fleet by four units between years, and the absence of any aircraft deliveries during the first nine months of 1997; and (ii) the accomplishment of statutory requirements for a 65% Stage 3 fleet as of December 31, 1996, which resulted in the hushkitting of six Boeing 727-200 aircraft during calendar year 1996. Although the Company elected to hushkit an additional Boeing 727-200 aircraft during the third quarter of 1997, the Company is not required to increase its Stage 3 fleet composition until December 31, 1998, at which time 75% of the Company's fleet must meet Stage 3 requirements. The Company currently expects to meet Stage 3 fleet requirements through additional hushkitting of Boeing 727-200 aircraft and through future deliveries of other Stage-3-compliant aircraft.

Net cash used in financing activities was $1.3 million in the nine months ended September 30, 1997, and net cash provided by financing activities was $6.4 million in the nine months ended September 30, 1996. Debt proceeds in the 1996 period included the addition of $15.0 million in credit facility availability for financing the installation of hushkits on Boeing 727-200 aircraft. Debt proceeds in the 1997 period included both the proceeds from the issuance of the unsecured notes and the proceeds from borrowing against the new credit facility as of September 30, 1997. Payments on long-term debt in the 1997 period included the repayment of the former credit facility.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for seven total aircraft to be delivered between late 1995 and late 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 15 RB211-535E4 engines to power the seven Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first four aircraft under these agreements in September and December 1995, and November and December 1996, all of which were financed under leases accounted for as operating leases. The final three deliveries under this agreement are scheduled for November 1997, July 1998 and December 1998. Advanced payments and interest totaling approximately $24.0 million ($8.0 million per aircraft) are required prior to delivery of the three remaining aircraft, with the remaining purchase price payable at delivery. As of September 30, 1997 and 1996, the Company had recorded $12.8 million and $23.4 million, respectively, in advanced payments and interest applicable to aircraft scheduled for future delivery. The Company intends to finance future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the first quarter of 1996, the Company purchased four Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a fifth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility until the completion of a sale/leaseback transaction during the third quarter of 1997.

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

The Company also agreed to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. This purchase was not completed in 1996, and the aircraft was acquired from the lessor on a short-term rental agreement pending the completion of the purchase in September 1997. The Company financed this purchase through the issuance of a $30.7 million note maturing on October 15, 1998. The note requires monthly payments of $400,000 in principal and interest from October 15, 1997 through September 15, 1998, with the balance due at maturity. Interest of 7.08% applies to the twelve monthly payments, while interest of 8.08% applies to the balance due at maturity. The Company currently intends to sell this aircraft and repay this note, subject to a short-term rental agreement under which the aircraft would continue to be operated by the Company until the July 1998 delivery of a replacement Boeing 757-200 from the manufacturer. The temporary acquisition of this aircraft in late 1996, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt-&-Whitney-powered Boeing 757-200 aircraft discussed in the next paragraph, resulted in an all-Rolls-Royce-powered Boeing 757-200 fleet of seven units by the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt-&-Whitney-powered Boeing 757-200 aircraft. These aircraft were returned to the lessor by the end of 1996. This transaction resulted in the recognition of a $2.4 million loss on disposal of assets in the third quarter of 1996.

Issuance of Unsecured Notes. On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit sources. On that date, the Company (i) sold $100.0 million principal amount of unsecured seven year notes in a private offering under Rule 144A, and (ii) entered into a new secured revolving credit facility.

The unsecured senior notes mature on August 1, 2004. Each note bears interest at the effective annual rate of 10.5%, payable on February 1 and August 1 of each year beginning February 1, 1998. The Company is obligated to consummate a registered exchange offer for the notes, or cause a registration statement with respect to the resale of the notes to be declared effective, on or prior to January 24, 1998, or the effective interest rate applicable to the notes will increase to 11.0% per annum until such registration becomes effective. The notes rank pari passu with all unsecured, unsubordinated indebtedness of the Company existing now or created in the future, are effectively subordinated to the Company's obligations under secured indebtedness to the extent of such security, and will be senior to any subordinated indebtedness of the Company created in the future. All payments of interest and principal are unconditionally guar-anteed on an unsecured, unsubordinated basis, jointly and severally, by each of the active subsidiaries of the Company. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount (plus accrued interest), provided that at least $65.0 million in aggregate principal amount of the notes remains outstanding after such redemption. The notes are subject to covenants for the benefit of the note holders, including, among other things, limitations on: (i) the incurrence of additional indebtedness; (ii) the making of certain restricted payments; (iii) the creation of consensual restrictions on the payment of dividends and other payments by certain subsidiaries; (iv) the issuance and sale of capital stock by certain subsidiaries; (v) the issuance of guarantees by certain subsidiaries; (vi) certain transactions with shareholders and affiliates; (vii) the creation of liens on certain assets or properties; (viii) certain types of sale/leaseback transactions; and (ix) certain sales, transfers or other dispositions of assets.

The net proceeds of the unsecured notes were approximately $97.3 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft.

Changes in Credit Facilities. Concurrently with the issuance of the unsecured notes, on July 24, 1997 the Company entered into a new $50.0 million revolving credit facility that includes up to $25.0 million for stand-by letters of credit. ATA is the borrower under the new credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the new facility matures on April 1, 2001, and borrowings are secured by certain Lockheed L-1011 aircraft and engines. The loan-to-value ratio for collateral securing the new facility may not exceed 75% at any time. Borrowings under the new facility bear interest, at the option of ATA, at either
(i) LIBOR plus 1.50% to 2.50% (depending upon certain financial ratios); or (ii) the agent bank's prime rate plus 0.0% to 0.5% (depending upon certain financial ratios). The facility contains various covenants including, among other things:
(i) limitations on incurrence of debt and liens on assets; (ii) limitations on capital expenditures; (iii) restrictions on payment of dividends and other distributions to stockholders; (iv) limitations on mergers and the sale of assets; (v) restrictions on the prepayment or redemption of certain indebtedness including the 10.5% notes; and (vi) maintenance of certain financial ratios such as minimum tangible net worth, cash flow to interest expense and aircraft rentals and total adjusted liabilities to tangible net worth.

The Company's former credit facility had initially provided a maximum of $125.0 million, including $25.0 million for stand-by letters of credit, subject to the maintenance of certain collateral value including certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. As a result of the Company's need to restructure its scheduled service business, the Company renegotiated certain terms of the former credit facility effective September 30, 1996, including the modification of certain loan covenants to take into account the expected losses in the third and fourth quarters of 1996. In return for this covenant relief, the Company agreed to implement changes to the underlying collateral for the former facility and to change the interest rates applicable to borrowings under the facility. The Company pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company further agreed to reduce the $63.0 million of borrowing availability secured by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through April 1999. Loans under the renegotiated facility were subject to interest, at the Company's option, at either (i) prime to prime plus 0.75%, or (ii) the Eurodollar rate plus 1.50% to 2.75%. The former facility was scheduled to mature on April 1, 1999, and contained various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

At December 31, 1996, the Company had classified $19.9 million of former credit facility borrowings to current maturities of long-term debt. Of this amount, $10.5 million was attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet during the 12 months ending December 31, 1997. The remaining $9.4 million represented the amount of the spare Pratt & Whitney engines which were pledged to the credit facility and which were to be repaid from the anticipated sale. The net book value of these spare engines, which approximates estimated market value, is classified as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company sold two of the four spare Pratt & Whitney engines, and the Company continues to market the remaining two spare engines and parts to users of Pratt & Whitney powerplants.

As of September 30, 1997, the Company had borrowed $25.0 million against the new credit facility, all of which borrowings were repaid on October 1, 1997. As of December 31, 1996, the Company had borrowed the maximum amount then available against the former credit facility, of which $46.0 million was repaid on January 2, 1997.

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of September 30, 1997 or 1996; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.6 million and $4.0 million, respectively.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. During 1996, the Company repurchased 16,000 shares, bringing the total number of shares it has repurchased under the program to 185,000 shares. No shares were repurchased during the first nine months of 1997.
The Company does not currently expect to complete this stock repurchase program.


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

The Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company:

1. The restructuring of the Company's scheduled service operations resulted in significant operating and net losses for the third and fourth quarters of 1996 and has imposed higher fixed costs on the traditionally profitable charter business unit of the Company. Although the Company was profitable during the first nine months of 1997, future actions of the Company's competitors or unfavorable future economic conditions, such as high fuel prices or a sustained reduction in demand for the Company's services, could render such restructuring insufficient to return the Company to sustained profitability.

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

4. As previously disclosed by the Company, possible business combinations with other entities have been considered. The Company intends to continue to evaluate such potential combinations. It is possible that the Company will enter into a transaction in the future that would result in a merger or other change in control of the Company. The Company's current credit facility and certain unsecured term debt may be accelerated upon such a merger or consolidation, in which case there can be no assurance that the Company would have sufficient liquidity to complete such a transaction or to secure alternative financing.

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

6. The vast majority of the Company's scheduled service and charter business, other than U.S. military, is leisure travel. Since leisure travel is largely discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

7. The Company is subject to the risk that one or more customers who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 14.9% of total operating revenues in the third quarter of 1997, and 17.4% of total operating revenues in the nine months ended September 30, 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

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

10. The airline industry as a whole, and scheduled service in particular, is characterized by low gross margins and high fixed costs of operation. The high fixed cost of operating a flight does not vary significantly with the number of passengers carried, and therefore the revenue impact of a small increase or decrease in average passenger load factor could, in the aggregate, have a significant effect on the profitability of those flights. Accordingly, a relatively minor shortfall in scheduled service load factor and associated revenue could have a material adverse effect on the Company.

11. The Company faces intense competition from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's scheduled service markets, including changes in prices and seat capacity offered, could have a material effect on the profit performance of this business unit.

12. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 20.4% of operating expenses in both the third quarter of 1997 and the nine months ended September 30, 1997. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, a significant increase in fuel prices could have a material adverse effect on the Company's operating performance and financial condition.

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


                           Amtran, Inc.
                           (Registrant)




Date  November  14, 1997
                           John P. Tague
                           President and Chief Executive Officer
                           Director



Date  November 14, 1997
                           James W. Hlavacek
                           Executive Vice President, Chief Operating Officer
                               and President of ATA Training Corporation
                           Director



Date  November 14, 1997
                           Kenneth K. Wolff
                           Executive Vice President and Chief Financial Officer Director



Date  November 14, 1997
                           Dalen D. Thomas
                           Senior Vice President Sales, Marketing and
                               Strategic Planning
                           Director