Form 10-K
period 1997-12-31
AMTRAN INC
filed 1998-04-01
CIK 898904

United States
                       Securities and Exchange Commission
                              Washington, D.C. 20549

                                     FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
     Act of 1934 for the Transition  Period From         to

Commission file number  000-21642

                                     AMTRAN, INC.

              (Exact name of registrant as specified in its charter)

                    Indiana                               35-1617970
        -------------------------------        ------------------------------
        (State or other jurisdiction of               (I.R.S.  Employer
         incorporation or organization)               Identification No.)

           7337 West Washington Street
             Indianapolis, Indiana                          46231
        ---------------------------------      ------------------------------
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

Common Stock,  Without Par Value - 11,645,529 shares as of  February 28, 1998.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Amtran, Inc. and Subsidiaries' Proxy Statement dated April 3, 1998, are incorporated by reference into Part III.



                                               TABLE OF CONTENTS
                                       FORM 10-K ANNUAL REPORT - 1997
                                        AMTRAN INC. AND SUBSIDIARIES
                                                                                                                     Page #

PART I
         Item 1.     Business............................................................................................3
         Item 2.     Properties.........................................................................................18
         Item 3.     Legal Proceedings..................................................................................20
         Item 4.     Submission of Matters to a Vote of Security Holders................................................20

PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters.......................20
         Item 6.     Selected Consolidated Financial Data...............................................................21
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............22
         Item 8      Financial Statements and Supplementary Data........................................................52
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............68

PART III
         Item 10.    Directors and Officers of the Registrant...........................................................69
         Item 11.    Executive Compensation.............................................................................69
         Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................69
         Item 13.    Certain Relationships and Related Transactions.....................................................69

PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................70


PART I


Item 1.         Business

                General

                Amtran, Inc. (the "Company") is a leading provider of charter airline services, and on a targeted basis scheduled airline services, to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been in operation for 24 years and currently operates the eleventh largest airline in the United States in terms of 1997 revenue passenger miles ("RPMs"). The Company provides charter services throughout the world to independent tour operators, corporations and the U.S. military, and also provides scheduled service primarily from its gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean.

                Charter Service

                The Company is the largest charter airline in the United States and provides charter airline services throughout the world to U.S., South American and European tour operators, U.S. military and government agencies and corporations. In 1997 and 1996, the Company derived approximately 45.9% and 41.4%, respectively, of consolidated revenues from charter operations. The charter business is an attractive niche for the Company because it provides contractual revenues which are generally more stable than revenues provided by scheduled service. The customer generally pays a fixed price for the use of the aircraft and assumes the responsibility and risk for the actual sale of the seats, as well as most of the risk of fuel price increases.

                Tour Operator Programs

                Independent tour operators comprise the largest component of the Company's charter service operations, representing approximately 29.1% and 30.2%, respectively, of consolidated revenues for 1997 and 1996. Independent tour operators typically contract with the Company to provide repetitive, round-trip patterns to leisure destinations for specified periods ranging from several weeks to several years. The Company believes that its long-standing relationships with tour operators provide it with a competitive advantage.

                Military/Government

                The Company's U.S. military and other government flight operations comprised approximately 16.8% and 11.2%, respectively, of consolidated revenues for 1997 and 1996. The Company has provided charter service to the U.S. military since 1983. Because this business is generally less seasonal than leisure travel, it tends to have a stabilizing impact on the Company's operations and earnings. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are priced utilizing the participating airlines' average costs, and are therefore more profitable for low-cost providers such as the Company. The Company believes its fleet of aircraft, in particular its Boeing 757-200ERs, is well suited for the current requirements of military passenger service.

                Scheduled Service

                The Company provides scheduled service primarily from its gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean. In its scheduled service operations, the Company focuses primarily on providing low-cost, nonstop or direct flights on routes where it can be a principal provider. For the 12 months ended September 30, 1997, based on Department of Transportation ("DOT") statistics, the Company had the lowest operating cost per available seat mile ("ASM"), approximately 6(cent), of the 11 largest U.S. scheduled airlines. Notwithstanding the Company's competitive cost position and business focus, the Company began to incur losses in its scheduled service in late 1995. In response to these losses, the Company, as part of the 1996 restructuring described below, reduced its scheduled service by more than one-third of its departures and ASMs. The Company's scheduled service operations comprised 47.5% and 51.5%, respectively, of consolidated revenues in 1997 and 1996. The 1996 restructuring strengthened the Company's competitive position for scheduled service by improving both load factors and yields in these operations. The Company has substantially improved the profitability of the scheduled service business in 1997 as compared to 1996, and has selectively expanded its scheduled service during 1997.

                Strategy

                The Company intends to enhance its position as a leading provider to independent tour operators, the U.S. military and of targeted scheduled airline services by pursuing a strategy designed to increase revenues and profitability. The key components of this strategy are:

                (i) Maintain Low-Cost Position. The Company has one of the lowest operating costs per ASM in the industry, with an average cost per ASM of approximately 6(cent) for the fiscal years ended December 31, 1997 and 1996. The Company believes that its low-cost structure provides a significant competitive advantage, which allows it to operate profitably while selling highly competitive fares in both the charter and scheduled service markets. The Company has achieved its low-cost position primarily as a result of its route structure, low overhead and distribution costs, productive and flexible work force and low aircraft rental and ownership costs.

                (ii) Strengthen Leading Position with Tour Operators. The Company has successfully operated in the charter service business since 1981, and it expects to continue to enhance its leading position in this business. By offering low-cost air travel products that can be tailored to meet the particular needs of its customers, primarily the tour operators, the Company believes it is able to differentiate itself from most major airlines, whose principal focus is on scheduled service, as well as from smaller charter airlines, which do not have comparably diverse fleets or the ability to provide a similar level of customer support. In addition to its low cost, the Company believes that its product quality, reputation, long-standing relationships and ability to deliver a customized service have become increasingly important to tour operators.

                (iii) Maintain Leading Position as a Provider to the U.S. Military. The Company has a long history of serving the military. The Company believes that its contractor teaming arrangement and its long-range fleet of Boeing 757-200 aircraft will allow it to maintain a strong competitive position for acquiring and servicing current and future military charter contracts.

                (iv) Selectively Participate in Scheduled Service. The Company's strategy for its scheduled service is to focus primarily on providing low-cost, nonstop or direct flights from airports where it has market or aircraft advantages in addition to its low cost. The Company believes that its high performance Boeing 757-200 and Boeing 727-200ADV aircraft give it a competitive advantage in the Chicago-Midway market, which accounted for approximately 41.5% of scheduled service passengers boarded in 1997. Unlike the aircraft used by most of the Company's competitors at Chicago-Midway, these aircraft can fly larger passenger capacities substantially longer distances while operating from the airport's short runways. In Indianapolis, the Company has a name recognition advantage by being the city's hometown airline. In the Milwaukee market, the Company is the only low-cost scheduled alternative. The Company has announced the addition of nonstop Dallas/Ft. Worth, San Juan and Denver service from its Chicago-Midway complex beginning in May 1998, and by June 1998 the Company expects to operate more than 50 daily departures from Chicago-Midway.

                (v) Capitalize on Selected Growth Opportunities. The Company seeks to increase revenues and profitability by capitalizing on selected growth opportunities in its core businesses. The Company believes that, as a result of its low-cost structure and its strong relationships with tour operators and military contractors, it is well positioned to capture additional opportunities to serve these markets. The Company intends to purchase or lease additional aircraft to meet demand from its military and tour operator charter customers, and potentially to expand scheduled service. In addition, at various times since the second quarter of 1996, the Company has actively considered possible business combinations with other air carriers and other providers of airline-related services. The Company intends to continue to evaluate such transactions.

                1996 Restructuring of Scheduled Service Operations

                An analysis by the Company in 1996 of the profitability of its scheduled service and charter service business units revealed that a significant number of scheduled service markets being served by the Company had become unprofitable at that point in time. This analysis also showed that the Company's charter operations were generally profitable during the same periods, although results from these operations were also adversely affected by many of the factors that affected scheduled service.

                The Company believes that several key factors contributed to the deterioration of profitability of scheduled service over this time period. Beginning in January 1996, a growing amount of low-fare competition entered the Boston-Florida and midwest-Florida markets, which increased total capacity in these markets and decreased the average fares earned by the Company. Operating revenues in all scheduled service markets were further adversely affected by the ValuJet accident in Florida on May 11, 1996. This event focused significant negative media attention on airline safety, and on low-fare carriers in particular. In spite of the Company's excellent safety record, having had no serious injuries or fatalities since its inception, the Company estimates that it lost significant scheduled service revenues in the second and third quarters of 1996 from canceled reservations and reservations which were never received. Additionally, effective October 1, 1995, the Company became subject to a federal excise tax of 4.3(cent) per gallon on jet fuel consumed in domestic use. During 1996, the market price of jet fuel also increased significantly as compared to prices paid in comparable 1995 periods, largely due to tight jet fuel inventories relative to demand throughout this period. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                In August 1996, the Company announced a significant reduction in scheduled service operations. More than one-third of scheduled service departures and ASMs were included in this schedule reduction. The Company eliminated its unprofitable Boston and intra-Florida operations. The Company also exited, or reduced in frequency, operations to other selected markets from Chicago-Midway, Indianapolis and Milwaukee. Exited operations were phased out over a three-month period ending December 2, 1996. The Company believes this process strengthened its competitive position and improved both load factors and yields in its remaining scheduled service operations. The Company has substantially improved the profitability of these operations in 1997 as compared to 1996.

                Based upon the improved financial performance of scheduled service in 1997 the Company added new service in June between New York's John F. Kennedy International Airport and Chicago-Midway, Indianapolis and St. Petersburg, and also added several frequencies between the midwest and the west coast for the summer season. New York service to Chicago-Midway and St. Petersburg was retained for the 1997-98 winter season. New nonstop service between Chicago-Midway and Dallas-Ft. Worth, Denver and San Juan have been announced beginning in May 1998. In addition, the Company's application for slots at New York's La Guardia Airport are currently pending with the DOT which, if approved, the Company intends to use for daily frequencies to Chicago-Midway. The Company estimates that these additions to scheduled service will result in flying approximately 22% more scheduled service ASMs in 1998 than in 1997. In order to operate this expanded schedule, several narrow-body aircraft have been reallocated from charter operations and full-time equivalent employees were increased by approximately 10% as of the fourth quarter of 1997, as compared to the fourth quarter of 1996.

                Background of the Company

                ATA flew its maiden flight on a Boeing 720 between Indianapolis and Orlando in December 1973. It was certificated as a public charter carrier in 1981 and as a scheduled air carrier in 1985. ATA grew from approximately 355 million RPMs in 1982, its first full year as a public charter carrier, to approximately 9.0 billion RPMs in 1997. In 1973, the Company's fleet consisted of a single leased Boeing 720. As of December 31, 1997, the Company's fleet consisted of 45 aircraft. The following table illustrates the growth of the Company over the past ten years:


                                                                           Year Ended December 31,
                                                         1988          1989          1990          1991          1992
                                                                            (Dollars in millions)

                  Operating revenues                   $ 253.9       $ 279.1       $ 371.4       $ 414.0       $ 421.8
                  Net income (loss)                    $ 7.0         $   4.4       $  (2.0)      $   5.6       $  (2.1)
                  Total assets                         $ 193.4       $ 238.4       $ 251.8       $ 237.4       $ 239.0
                  Block hours                           42,642        49,222        57,847        60,177        65,583
                  ASMs (in millions)                     4,857         5,374         6,755         7,111         7,521
                  Employees (at period end)              1,789         2,134         2,310         2,205         2,412


                                                                           Year Ended December 31,

                                                         1993          1994          1995          1996          1997
                                                                            (Dollars in millions)

                  Operating revenues                   $ 467.9       $ 580.5       $ 715.0       $ 750.9       $ 783.2
                  Net income (loss)                    $   3.0       $   3.5       $   8.5       $ (26.7)      $   1.6
                  Total assets                         $ 269.8       $ 346.3       $ 413.1       $ 369.6       $ 450.9
                  Block hours                           76,542       103,657       126,295       138,114       139,426
                  ASMs (in millions)                     8,232        10,443        12,521        13,296        12,648
                  Employees (at period end)              3,418         4,136         4,830         4,435         5,012


                Services Offered

                The Company generally provides its airline services to its customers in the form of charter and scheduled service. The following table provides a summary of the Company's major revenue sources for the periods indicated:

                                                                       Year Ended December 31,
                                         1993              1994             1995                  1996           1997
                                             % of             % of              % of             % of              % of
                                    Amount   total   Amount   total    Amount   total   Amount   total    Amount   total
                                   ---------------------------------- ---------------------------------- -----------------
                                                                        (Dollars in millions)
                 Charter
                   Tour operator     $213.7  45.7%    $204.0  35.1%     $229.5  32.1%    $226.4  30.2%     $228.1   29.1%
                   Military            78.4  16.7%      91.8  15.8%       77.5  10.8%      84.2  11.2%      131.1   16.8%
                   Total charter      292.1  62.4%     295.8  50.9%      307.0  42.9%     310.6  41.4%      359.2   45.9%

                 Scheduled service    138.0  29.5%     240.7  41.5%      362.0  50.6%     386.5  51.5%      371.8   47.5%

                 Other                 37.8   8.1%      44.0   7.6%       46.0   6.5%      53.8   7.1%       52.2    6.6%

                                   ================================== ================================== =================
                      Total         $467.9  100.0%   $580.5  100.0%    $715.0  100.0%   $750.9  100.0%     $783.2  100.0%
                                   ================================== ================================== =================


                Charter Sales

                As illustrated in the above table, charter sales represented 45.9% of the Company's consolidated revenues for 1997 and 41.4% for 1996. The Company's principal customers for charter sales are tour operators, military and government agencies, sponsors of incentive travel packages and specialty charter customers.

                Tour Operator Programs

                Sales to tour operators accounted for approximately 29.1% of consolidated revenues for 1997 and 30.2% for 1996. These leisure market programs are generally contracted for repetitive, round-trip patterns, operating over varying periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft (which includes the services of the cockpit crew and flight attendants, together with check-in, baggage handling, maintenance services, catering and all necessary aircraft handling services) and assumes responsibility and risk for the actual sale of the available aircraft seats. Because the Company has a contract with its customers for each flight or series of flights, it can, subject to competitive constraints, structure the terms of each contract to reflect the costs of providing the specific service, together with an acceptable return.

                In connection with its sales to tour operators, the Company seeks to minimize its exposure to unexpected changes in operat-ing costs. Under its contracts with tour operators, the Company is able to pass through most increases in fuel costs from a contracted price. Under these contracts, if the fuel increase causes the tour operator's fuel cost to rise in excess of 10%, the tour operator has the option of canceling the contract. The Company is exposed to increases in fuel costs that occur within 14 days of flight time, to all increases associated with its scheduled service (other than bulk-seat sales) and to increases affecting any contracts that do not include fuel cost escalation provisions. See "-- Fuel Price Risk Management."

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

                Although the Company serves tour operators on a worldwide basis, its primary customers are U.S.-based and European-based tour operators. European tour operators accounted for 3.2%, 4.6%, 2.4% and 2.3%, respectively, of consolidated revenues for 1997, 1996, 1995 and 1994. In addition, contracts with most European tour operators establish prices payable to the Company in U.S. dollars, thereby reducing the Company's foreign currency risk. The Company's five largest tour operator customers represented approximately 16% and 22%, respectively, of the Company's consolidated revenues for 1997 and 1996, and the ten largest tour operator customers represented approximately 21% and 30% of the Company's consolidated revenues for the same periods.

                Military/Government

                In 1997 and 1996, military/government sales were approximately 16.8% and 11.2%, respectively, of the Company's consolidated revenues. Traditionally, the Company's focus has been on short-term "contract expansion" business which is routinely awarded by the U.S. government based on price and availability of appropriate aircraft. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are awarded based upon the participating airlines' average costs and are therefore more profitable for low-cost providers such as the Company. The short-term expansion business is awarded pro rata to those carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available. The Company's contractor teaming arrangement with four other cargo airlines significantly increases the likelihood that the team will receive both fixed-award and contract expansion business, and increases the Company's opportunity to provide the passenger portion of such services because the Company represents all of the team's passenger transport capacity. See " -- Sales and Marketing."

                Military and other government flight activity is expected to remain a significant factor in the Company's business mix. Because this business is generally less seasonal than leisure travel, it tends to have a stabilizing impact on the Company's operations and earnings. The Company believes its fleet of aircraft is well suited for the requirements of military passenger service. Although the military is reducing its troop deployments at foreign bases, the military still desires to maintain its schedule frequency to these bases. Therefore, the military has a need for smaller capacity aircraft possessing long-range capability, such as the Company's Boeing 757-200ER aircraft. In 1993, the Company became the first North American carrier to receive Federal Aviation Administration ("FAA") certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation ("ETOPS"). This certification permits specially equipped Boeing 757-200 aircraft to participate in long-range missions over water in which the aircraft may fly up to three hours from the nearest alternate airport. All of the Company's Boeing 757-200s are so equipped and certified. The Company believes that this 180-minute ETOPS capability has enhanced the Company's ability to obtain awards for certain long-range missions.

                The Company is subject to biennial inspections by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was completed in the fourth quarter of 1997. As a result of the Company's military business, it has been required from time to time to meet operational standards beyond those normally required by the DOT, FAA, and other government agencies.

                Other Charter Services

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

                The Company believes that its flexibility, fleet diversity and attention to detail have helped to establish it as one of the leaders in providing the air portion of incentive travel airline charter services. Generally, incentive travel operations are a demanding and highly customized part of the charter airline business. Incentive travel operations can vary from a single round-trip flight to an extensive overseas pattern involving thousands of employees and their families.

                Specialty Charters. The Company operates a significant number of specialty charter flights. These programs are normally contracted on a single round-trip basis and vary extensively in nature, from flying university alumni to a football game, to transporting political candidates on campaign trips, to moving the NASA space shuttle ground crew to an alternate landing site. These flights, which are arranged on very short notice based on aircraft availability, allow the Company to increase aircraft utilization during off-peak periods.

                The Company believes it is able to attract customers for specialty charter due to its fleet size and diversity of aircraft. The size and geographic dispersion of the Company's fleet reduces nonproductive ferry time for aircraft and crews, resulting in more competitive pricing. The diversity of aircraft types in its fleet also allows the Company to better match a customer's particular needs with the type of aircraft best suited to satisfy those requirements.

                Scheduled Service Sales

                In scheduled service, the Company markets air travel, as well as packaged leisure travel products, directly to retail consumers in selected markets. During 1997 and 1996, scheduled service provided 47.5% and 51.5%, respectively, of the Company's consolidated revenues. The Company's strategy for its scheduled service is to offer low-cost, nonstop or direct flights which provide convenience and a simplified pricing structure oriented to the buyer of leisure travel services. The Company focuses primarily on serving selected leisure destinations from airports which do not have convenient travel alternatives through other scheduled airlines, or where there is only limited competition.

                The Company's scheduled service operations link the Company's gateway cities of Chicago-Midway, Indianapolis and Milwaukee with several popular vacation destinations such as Hawaii, Las Vegas, California, Mexico, Florida and the Caribbean. In August 1996, the Company announced a significant reduction in scheduled service operations. More than one-third of scheduled service departures and ASMs were included in this schedule reduction. The Company completely eliminated its unprofitable Boston and intra-Florida operations. The Company also exited, or reduced in frequency, operations to other selected markets from Chicago-Midway, Indianapolis and Milwaukee during 1996. As competitive conditions have improved in 1997, the Company has, on a selective basis, expanded this business, particularly from its Chicago-Midway gateway.

                Beginning October 27, 1996 the Company implemented a code share agreement with Chicago Express, Inc., an independent commuter airline. Under this code share agreement, the Company agreed to purchase a limited number of seats on Chicago Express flights operating between Chicago-Midway and the cities of Indianapolis and Milwaukee. As is customary for code share agreements in the airline industry, the seats purchased by the Company were listed on major CRS systems as ATA seats, even though the flights were to be operated by a separate airline. Chicago Express uses 19-seat Jetstream 31 propeller aircraft, which the Company determined were a more economic alternative to satisfying the demand in these markets than the use of the Company's own larger jet aircraft.

                Effective April 1, 1997 the Company expanded this relationship by agreeing to purchase all seats on Jetstream 31 flights between Chicago-Midway and Indianapolis and Milwaukee, and by adding similar flights between Chicago-Midway and the cities of Des Moines, Dayton and Grand Rapids. In October 1997 the Company added the cities of Lansing and Madison to the flights operated on its behalf by Chicago Express. In all cases, the Company purchases all available seats on these flights and markets them as ATA flights through normal scheduled service distribution channels.

                Included in the Company's scheduled service sales for jet operations are bulk sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator may take up to 85% of an aircraft as a bulk-seat purchase. The portion which the Company retains is sold through its own scheduled service distribution network. The advantage for the tour operators is that their product is available for sale in computer reservations systems ("CRS") and through other scheduled service distribution channels. Under bulk sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by the tour operator. To minimize its exposure under these arrangements, the Company requires bonding or a security deposit for a significant portion of the contract price. Bulk seat sales amounted to $71.1 million and $67.3 million in 1997 and 1996, respectively, which represented 9.1% and 9.0%, respectively, of the Company's consolidated revenues for such periods.

                Other Revenues

                In  addition  to  its  core   charter  and   scheduled   service
                businesses, the Company operates several other smaller businesses that complement its core businesses. For example, the Company sells ground arrangements (hotels, car rentals and attractions) through its Ambassadair Travel Club and ATA Vacations subsidiaries; provides airframe and powerplant mechanic training through ATA Training Corporation; and provides helicopter charter services through its ExecuJet subsidiary. In aggregate, these businesses, together with incidental revenues associated with charter and scheduled service businesses, accounted for 6.6% and 7.1%, respectively, of consolidated revenues in 1997 and 1996.

                Sales and Marketing

                Charter Sales

                Tour Operator Programs. The Company markets its charter services to tour operators primarily through its own sales force. The charter sales department's principal office is in Indianapolis, but it also has offices in Orlando, New York, San Francisco, Seattle, Boston, Chicago, Detroit and London. Through this sales force, the Company markets its charter, military and specialty products. While most of the Company's charter and specialty products are transacted directly with the end customer, the Company from time to time will utilize independent brokers to acquire some contracts.

                In general, tour operators either package the Company's flights with traditional ground components (e.g., hotels, rental cars and attractions) or sell only the airline passage ("airfare only"). Tickets on the Company's flights contracted to tour operators are issued by the tour operator either directly to passengers or through retail travel agencies. Under current DOT regulations with respect to charter transportation originating in the United States, all charter airline tickets must generally be paid for in cash and all funds received from the sale of charter seats (and in some cases funds paid for land arrangements) must be placed into escrow or must be protected by a surety bond satisfying prescribed standards. Currently, the Company provides a third-party bond which is unlimited in amount but restricted in use to the satisfaction of its obligations under these regulations. Under the terms of its bonding arrangement, the issuer of the bond has the right to terminate the bond at any time on 30 days' notice. The Company provides a $2.5 million letter of credit to secure its potential obligations to the issuer of the bond. If the bond were to be materially limited or canceled, the Company, like all other U.S. charter airlines, would be required to escrow funds to comply with the DOT requirements summarized above. Compliance with such requirements would reduce the Company's liquidity and require it to fund higher levels of working capital ranging up to $13.5 million based upon 1997 peak travel periods. See " -- Regulation."

                In general, the Company enters into contracts with tour operators four to nine months in advance of the commencement of flight services. Pursuant to these contracts, tour operators, who may be thinly capitalized, generally are required to pay a deposit to the Company at the time the contract is executed for as much as one week's revenue due under the contract (in the case of recurring pattern contracts), to 10% to 30% of the total contract price (in the case of non-recurring pattern contracts). Tour operators are required to pay the remaining balance of the contract price in full at least two weeks prior to the flight date. In the event the tour operator fails to make the remaining payment when due, the Company must either cancel the flight at least ten days prior to the flight date or, pursuant to DOT regulations, perform under the contract notwithstanding the breach by the tour operator. In the event the tour operator cancels or defaults under the contract with the Company or otherwise notifies the Company that such tour operator no longer needs charter service, the Company is entitled to keep contractually established cancellation fees, which may be more or less than the deposit. Whether the Company elects to exercise this right in a particular case will depend upon a number of factors, including the Company's ability to redeploy the aircraft, the amount of money on deposit or secured by a letter of credit, the relationship the Company has with the tour operator and general market conditions existing at the time. The Company may choose to renegotiate a contract with a tour operator from time to time based on market conditions. As part of any such renegotiation a tour operator may seek to reduce the per-seat price or the number of flights or seats per flight which the tour operator is obligated to purchase.

                Military/Government. Traditionally, the Company's focus has been on short-term contract expansion business which is routinely awarded by the U.S. government based on price and availability of appropriate aircraft. The short-term expansion business is awarded pro rata to the carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available.

                Pursuant to the military's fixed-award system, each participating airline is given certain "mobilization value points" based on the number and type of aircraft then available from such airline. A participant may increase the number of its mobilization value points by teaming up with one or more other airlines to increase the total number of mobilization value points of the team. Generally, a charter passenger airline will seek to team up with one or more cargo airlines and vice versa. When the military determines its requirements for a contract year, it determines how much of each particular type of service it will need (e.g., narrow-body, passenger service). It will then award each type of business to those carriers or teams that have committed to make available that type of aircraft and service, with the carriers or teams with the highest amount of mobilization value points given a preference. When an award is made to a team, the charter passenger airline will generally perform the passenger part of the award and a cargo airline will perform the cargo part of the award.

                In 1992, the Company entered into a contractor teaming arrangement with four other cargo airlines serving the U.S. military. The Company currently represents 100% of the passenger portion of the contractor teaming arrangement. If the Company used only its own mobilization value points, it would be entitled to a fixed-award of approximately 1% of total awards under the system; however, when all of the Company's team members are taken into account, their portion of the fixed-award is approximately 34% of total awards under the system. As a result, the contractor teaming arrangement significantly increases the likelihood that the team will receive a fixed-award contract, and, to the extent the award includes passenger transport, increases the Company's opportunity to provide such service because the Company represents 100% of the team's passenger transport capacity. In addition, since the expansion business awards are correlated with the fixed-award system, the Company, through its contractor teaming arrangement, should also receive a greater percentage of the short-term expansion business. As part of its participation in this contract teaming arrangement, the Company pays a utilization fee or commission to the other team members.

                Scheduled Service

                In scheduled service, the Company markets air travel, as well as packaged leisure travel products, directly to its customers and through travel agencies and bulk tour operators in selected markets. Approximately 74.8% and 71.2% of the Company's scheduled services were sold by travel agents and bulk tour operators in 1997 and 1996, respectively, often using computer reservation systems that have been developed and are controlled by other airlines. Federal regulations have been promulgated that are intended to diminish preferential flight schedule displays and other practices with respect to the reservation systems that could place the Company and other similar users at a competitive marketing disadvantage as compared to the airlines controlling the systems. Travel agents generally receive commissions based on the price of tickets sold. Accordingly, airlines compete not only with respect to ticket price but also with respect to the amount of commissions paid to appointed agents. Airlines often pay additional commissions to appointed agents in connection with special revenue programs. The Company believes that by concentrating its scheduled service operations in a few selected markets, such as the Company's Chicago-Midway complex, its marketing and advertising expenditures will be much more effective. The Company believes this strategy will continue to strengthen its competitive position and improve both load factors and yields in its scheduled service operations.

                The Company's sales and marketing strategy for scheduled services has continued to emphasize convenience and simplified pricing for the leisure traveler. In the summer of 1997, an electronic ticketing option was implemented which provides customers with the ability to purchase seats on scheduled flights using a credit card while eliminating the need to issue a paper ticket. Also in 1997, the Company became only the fifth domestic U.S. airline to offer fully interactive capabilities for customers to purchase tickets electronically via the internet. In late 1996, the Company introduced convenient coupon booklets which the customer can purchase in advance for use throughout the Company's scheduled service system at guaranteed low fares.

                Aircraft Fleet

                As of December 31, 1997, the Company was certified to operate a fleet of 14 Lockheed L-1011s, 24 Boeing 727-200ADVs and 7 Boeing 757-200s. (Jetstream 31 propeller aircraft operated by Chicago Express are not included on the Company's certificate.)

                Lockheed L-1011 Aircraft. The Company's 14 Lockheed L-1011 aircraft are wide-body aircraft, 12 of which have a range of 2,971 nautical miles and 2 of which have a range of 3,425 nautical miles. These aircraft conform to the FAA's Stage 3 noise requirements and have a low ownership cost relative to other wide-body aircraft types. See " -- Environmental Matters." As a result, the Company believes these aircraft provide a competitive advantage when operated on long-range routes, such as on transatlantic, Caribbean and West Coast-Hawaii routes. These aircraft have an average age of approximately 23 years. As of December 31, 1997, 13 of these aircraft were owned by the Company and one was under an operating lease that expires in March 2001. Certain of the Lockheed L-1011 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders under its bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities."

                Boeing 727-200ADV Aircraft. The Company's 24 Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high thrust, JT8D-15/-15A/-17/-17A engines and have a range of 2,050 nautical miles. These aircraft, of which 15 conform to Stage 2 and 9 conform to Stage 3 noise requirements as of December 31, 1997, have an average age of approximately 18 years. The Company leases 23 of these aircraft, with initial lease terms that expire between March 1998 and September 2003, subject to the Company's right to extend each lease for varying terms. The Company will be required prior to December 31, 1999 to make expenditures for engine "hushkits" or to acquire replacement aircraft so that its entire fleet conforms to Stage 3 noise requirements in accordance with FAA regulations. The Company currently plans to install hushkits on six Stage 2 aircraft by the end of 1998, with the balance of nine Stage 2 aircraft being converted to Stage 3 in 1999. See "--Environmental Matters".

                Boeing 757-200ADV Aircraft. The Company's 7 Boeing 757-200 aircraft are relatively new, narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, six of which are leased, have an average age of approximately 3 years and meet Stage 3 noise requirements. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. In addition, unlike most other aircraft of similar size, the Boeing 757-200 has the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between May 2002 and December 2015, subject to the Company's right to extend each lease for varying terms.

                Although Lockheed L-1011 and Boeing 727-200ADV aircraft are subject to the FAA's Aging Aircraft program, the Company does not currently expect that its cost of compliance for these aircraft will be material.
                See "-- Regulation."

                Flight Operations

                Worldwide flight operations are planned and controlled by the Company's Flight Operations Group operating out of its facilities located in Indianapolis, Indiana, which are staffed on a 24-hour basis, seven days a week. Logistical support necessary for extended operations away from the Company's fixed bases are coordinated through its global communications network. The Company's complex operating environment demands a high degree of skill and flexibility from its Flight Operations Group.

                In order to enhance the reliability of its service, the Company seeks to maintain at least two spare Lockheed L-1011 and three spare Boeing 727-200 aircraft at all times. Spare aircraft can be dispatched on short notice to most locations where a substitute aircraft is needed for mechanical or other reasons. These spare aircraft allow the Company to provide to its customers a dispatch reliability that is hard for an airline of comparable or smaller size to match.

                Maintenance and Support

                The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 120,000 square-foot facility was designed to meet the maintenance needs of the Company's operations as well as to provide supervision and control of purchased maintenance services. The Company performs approximately 75% of its own maintenance work, excluding engine overhauls and Lockheed L-1011 and Boeing 727-200 heavy airframe checks.

                The Company currently maintains ten permanent maintenance facilities, including its Indianapolis facility. In addition, the Company utilizes "road teams," which are dispatched primarily as charter flight operations require to arrange for and supervise maintenance services at temporary locations. The Company also uses road teams to supervise all maintenance not performed in-house.

                The Maintenance and Engineering Center is an FAA-certificated repair station and has the expertise to perform routine, as well as non-routine, maintenance on Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft. Capabilities of the Maintenance and Engineering Center include: (i) airworthiness directive and service bulletin compliance; (ii) modular teardown and buildup of Rolls- Royce RB211-22B engines; (iii) non-destructive testing, including radiographics, x-ray, ultrasound, magnetic particle and eddy current; (iv) avionics component repair; (v) on-wing engine testing; (vi) interior modification; (vii) repair and overhaul of accessories and components, including hydraulic units and wheel and brake assemblies; and (viii) sheet metal repair with hot bonding and composite material capabilities. The Company contracts with third parties for certain engine and airframe overhaul and other services if the Company does not have the technical capability or facility capacity, or if such services can be obtained on a more cost-effective basis from outside sources.

                Fuel Price Risk Management

                Most of the Company's contracts with independent tour operators include fuel price reimbursement clauses. Such clauses generally state that if the Company's cost of fuel per gallon to perform the contract meets or exceeds a stated trigger price, fuel costs in excess of the trigger price are required to be reimbursed to the Company by the tour operator. Protection under such fuel escalation provisions is generally limited to those price increases which occur 14 or more days prior to flight date. Fuel price increases which occur during the last 14 days prior to flight date are the responsibility of the Company. In addition, if the fuel price increase exceeds 10% of the contractual trigger price, the tour operator generally has the right to cancel the contract. Tour operator revenues subject to such fuel price reimbursement clauses represented approximately 29.1% and 30.2%, respectively, of consolidated revenues for 1997 and 1996.

                The Company's  contract  with the U.S.  military also includes a fuel price guarantee, which is incorporated into the reimbursement rates by aircraft type each contract year. If the actual cost of fuel consumed is less than the guaranteed price, the Company is required to reimburse the U.S. military for the excess revenues received. If the actual cost of fuel consumed is more than the guaranteed price, the U.S. military reimburses the Company for the additional costs incurred. In this manner, the Company is guaranteed to pay the actual cost of fuel up to the maximum price guaranteed in the contract. This fuel price guarantee is renegotiated each contract year. Military revenues subject to the fuel price guarantee represented approximately 16.8% and 11.2%, respectively, of consolidated revenues for 1997 and 1996.

                Within the Company's scheduled service business unit are included bulk seat sales to tour operators. Under these contracts, which are very similar to tour operator agreements, the bulk seat contractor may purchase up to 85% of the available seats on scheduled service flights. Most of these agreements also provide for fuel escalation reimbursements to be made to the Company in a manner similar to the tour operator agreements described above. Scheduled service bulk seat revenues subject to such fuel price reimbursement clauses represented approximately 9.1% and 9.0%, respectively, of consolidated revenues for 1997 and 1996.

                As a result of the fuel reimbursement clauses and guarantees described above, approximately 54.9% and 50.4%, respectively, of consolidated revenues in 1997 and 1996 were subject to such fuel price protection. The Company closely monitors jet fuel spot prices and crude oil and heating oil futures markets to provide early indications of potential shifts in jet fuel prices for timely management review and action. The Company did not engage in any material fuel hedging activities in 1997 or 1996, but has begun a hedging program in 1998.

                Competition

                The Company competes in a number of different markets because it offers different products and services, and the nature and intensity of such competition varies from market to market. In marketing its charter and scheduled airline services, the Company emphasizes its ability to provide a simplified product primarily designed to meet the needs of leisure travelers. This includes offering low fares, nonstop or direct flights from the customer's city of origin and in-flight services that are comparable to standard coach service on scheduled airlines. By offering low-cost air travel products that can be tailored to meet the specific needs of its customers, particularly independent tour operators, the Company believes it is able to differentiate itself from most major scheduled airlines, whose principal focus is on frequent scheduled service on established routes, as well as from smaller charter airlines, which often do not have comparably diverse fleets or the ability to provide similar support or customization.

                In the United States, there are few barriers to entry into the airline business, apart from the need for certain government licenses and the availability of aircraft and financing. This is particularly true for those airlines seeking to operate on a small scale with limited infrastructure and other support systems. As a result, the Company may face competition from start-up airlines in selected markets from time to time. In the leisure travel market, the Company's principal business, the competition for airline passengers is significant. The Company competes with both scheduled and charter airlines, both in the U.S. and internationally. The Company generally competes on the basis of price, availability of equipment, quality of service and convenience.

                Competition from Scheduled Airlines

                The Company competes against U.S., European and Mexican scheduled airlines, most of which are significantly larger than the Company and many of which have greater access to capital than the Company. These airlines compete for leisure travel customers in a variety of ways, including wholesaling discounted seats to tour operators on scheduled flights, promoting prepackaged tours to travel agents for sale to retail customers and selling discounted, airfare-only products to the public.

                Charter airlines generally have a lower cost structure than most scheduled airlines. The major scheduled airlines typically incur higher costs related to aircraft ownership, labor, marketing and airport facilities, among other items. Because of their cost structures, the scheduled airlines generally do not compete directly with charter airlines on a price basis except with a limited inventory of seats. However, during periods of dramatic fare cuts by the scheduled airlines, the Company is forced to compete more broadly against larger numbers of deeply discounted seats. The scheduled airlines do compete regularly with charter airlines by selling varying amounts of excess seat capacity to tour operators and consolidators at discounted bulk rates, and also selling charter services on a limited basis.

                The Company's charter service also competes against the scheduled airlines on the basis of convenience and quality of
                service.   As  the   U.S.   scheduled   airline   industry   has
                consolidated, the traffic patterns have evolved into what is commonly referred to as the "hub-and-spoke" system. Partially as a result of the creation of numerous hub-and-spoke route systems, many smaller cities are not served by direct or nonstop flights to leisure destinations, and many secondary leisure destinations do not receive direct or nonstop service from more than a few major U.S. cities. The Company, through tour operators, targets these markets by offering nonstop service to leisure destinations on a limited-frequency basis designed to appeal to the leisure traveler and to provide relatively high load factors. The Company believes that a significant amount of its charter flights provide attractive leisure nonstop service to destinations not as conveniently available to passengers through scheduled airline hub-and-spoke systems.

                The Company competes directly with several scheduled airlines on certain leisure routes, particularly in the Indianapolis, Milwaukee and Chicago-Midway markets. Although several airlines serve these markets, the Company historically has been able to compete successfully for the leisure customer. The Company is continually evaluating its scheduled service markets for their future potential in light of competitive conditions.

                Competition from Charter Airlines

                In addition to competing with major domestic, European and Mexican scheduled airlines, the Company also faces competition from charter airlines. In the U.S., the Company competes primarily with Sun Country and Miami Air, two smaller U.S. charter airlines. This is the lowest number of domestic charter carriers competing for this business in many years, a situation that could promote additional entries into the charter market. In Europe, the Company competes with large European charter airlines, several of which are owned by more highly integrated transportation companies which also own tour operators and travel agencies or scheduled airlines. To date, the Company has been able to compete successfully against U.S., Mexican and European charter airlines.

                Insurance

                The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and worker's compensation. Under the Company's current insurance policies, it will not be covered by such insurance were it to fly, without the consent of its insurance provider, to certain high risk countries. The Company does not consider the inability to operate into or out of any of these countries to be a significant limitation on its business. The Company will support certain U.S. government operations in areas where its insurance policy does not provide coverage for losses when the U.S.
                government provides replacement insurance coverage.

                Employees

                As of December 31, 1997, the Company had 5,012 employees, approximately 1,900 of which were represented under collective bargaining agreements. In June 1991, the Company's flight attendants elected the Association of Flight Attendants ("AFA") as their representative. In December 1994, the flight attendants ratified a four-year collective agreement. In June 1993, the Company's cockpit crews elected the International Brotherhood of Teamsters ("IBT") as their representative. In September 1996, a four-year collective agreement was ratified by the cockpit crews.

                The Company believes that its relations with its employees are good. However, the existence of a significant dispute with any sizeable number of its employees could have a material adverse effect on the Company's operations and financial condition.

                Regulation

                The Company is an air carrier subject to the jurisdiction of and regulation by the DOT and the FAA. The DOT is primarily responsible for regulating consumer protection and other economic issues affecting air services and determining a carrier's fitness to engage in air transportation. In 1981, the Company was granted by the DOT a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The Company is also subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to fly to specific airports using specified equipment. All of the Company's aircraft must also have and maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air carrier operating certificate under Part 121 of the Federal Aviation Regulations.

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

                Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through its cargo affiliate. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the
                Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

                In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a "Passenger Facility Charge" of up to $3.00 generally payable by each passenger departing from the airport. This charge must be collected from passengers by transporting air carriers, such as the Company, and must be remitted to the applicable airport authority. Airport operators must obtain approval of the FAA before they may implement a Passenger Facility Charge.

                Based upon bilateral aviation agreements between the U.S. and other nations, and, in the absence of such agreements, comity and reciprocity principles, the Company, as a charter carrier, is generally not restricted as to the frequency of its flights to and from most destinations in Europe. However, these agreements generally restrict the Company to the carriage of passengers and cargo on flights which either originate in the U.S. and terminate in a single European nation, or which originate in a single European nation and terminate in the U.S. Proposals for any additional charter service must generally be specifically approved by the civil aeronautics authorities in the relevant countries. Approval of such requests is typically based on considerations of comity and reciprocity and cannot be guaranteed.

                Environmental Matters

                Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. These regulations require that the Company achieve a 75% Stage 3 fleet by December 31, 1998. In general, the Company would be prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 1997, 67% of the Company's fleet met Stage 3 requirements. The Company expects to meet future Stage 3 fleet requirements through Boeing 727-200 hushkit modifications, combined with additional future deliveries of Stage 3 aircraft.

                In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company believes it has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards.

                The Company maintains on its property in Indiana two underground storage tanks which contain quantities of de-icing fluid and emergency generator fuel. These tanks are subject to various EPA and State of Indiana regulations. The Company believes it is in substantial compliance with applicable regulatory requirements with respect to these storage facilities.

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

Item 2.         Properties

                The Company leases three adjacent office buildings in Indianapolis, consisting of approximately 136,000 square feet. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices and for the operation of the Indianapolis reservations center.

                The Company's Maintenance and Engineering Center is also located at Indianapolis International Airport. This 120,000 square-foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. The Indianapolis Maintenance and Engineering Center is an FAA-certificated repair station and has the capability to perform routine, as well as non-routine, maintenance on the Company's aircraft.

                In 1998, the Company expects to begin construction of an 80,000 square foot office building immediately adjacent to the Company's Indianapolis Maintenance and Engineering Center. This facility will house the Company's Maintenance and Engineering professional staff and also will serve as a training center for various groups within the Company.

                In 1995, the Company completed the lease of Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. The Company has subsequently completed significant improvements to this leased property, which is used to support line maintenance for the Boeing 757-200 and Boeing 727-200 narrow-body fleets.

                Also in 1995, the Company relocated and expanded its Chicago area reservations unit to an 18,700 square-foot facility located near Chicago's O'Hare Airport. This reservation facility primarily serves customers in the greater Chicago metropolitan area in support of the Company's Chicago-Midway scheduled service operation.

                The Company also routinely leases various properties at airports around the world for use by its passenger service, flight oper-ations, crews and maintenance staffs. Other properties are also leased for the use of sales office staff. These properties are used in support of both scheduled and charter flight operations at such diverse locations as Baltimore, Boston, Cancun, Chicago, Cleveland, Dallas/Ft. Worth, Detroit, Ft. Lauderdale, Ft. Myers, Frankfurt, Honolulu, Indianapolis, Las Vegas, London Gatwick, Los Angeles, Miami, Milwaukee, Minneapolis, New York, Orlando, Philadelphia, Phoenix, St. Louis, St. Petersburg, San Francisco, San Juan and Sarasota.

                At December 31, 1997, the Company was certified to operate a fleet of 45 aircraft. The following table summarizes the ownership, lease term (where applicable), standard seating configuration (all coach), and Stage 2/Stage 3 noise characteristics of each aircraft operated by the Company as of the end of 1997.


                Aircraft                              Owned/Leased       Lease Expiration        Seats          Stage
                                                                           (month/year)
                ---------------------------------- -------------------- -------------------- --------------- ------------
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-50                        Owned                 n/a               362             3
                Lockheed L-1011-100                       Owned                 n/a               362             3
                Lockheed L-1011-100                      Leased               03/2002             362             3
                Boeing 727-200ADV                         Owned                 n/a               173             2
                Boeing 727-200ADV                        Leased               03/1998             173             2
                Boeing 727-200ADV                        Leased               04/1998             173             2
                Boeing 727-200ADV                        Leased               11/1998             173             2
                Boeing 727-200ADV                        Leased               01/1999             173             3
                Boeing 727-200ADV                        Leased               12/1999             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               02/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               03/2000             173             2
                Boeing 727-200ADV                        Leased               10/2000             173             2
                Boeing 727-200ADV                        Leased               10/2000             173             2
                Boeing 727-200ADV                        Leased               10/2000             173             2
                Boeing 727-200ADV                        Leased               12/2001             173             3
                Boeing 727-200ADV                        Leased               03/2002             173             3
                Boeing 727-200ADV                        Leased               05/2002             173             3
                Boeing 727-200ADV                        Leased               08/2002             173             3
                Boeing 727-200ADV                        Leased               09/2002             173             3
                Boeing 727-200ADV                        Leased               11/2002             173             3
                Boeing 727-200ADV                        Leased               11/2002             173             3
                Boeing 727-200ADV                        Leased               09/2003             173             3
                Boeing 757-28AER                          Owned                 n/a               216             3
                Boeing 757-2Q8                           Leased               05/2002             216             3
                Boeing 757-23N                           Leased               04/2008             216             3
                Boeing 757-23N                           Leased               12/2010             216             3
                Boeing 757-23N                           Leased               06/2014             216             3
                Boeing 757-23N                           Leased               12/2014             216             3
                Boeing 757-23N                           Leased               12/2015             216             3


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


Item 4.     Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.


Part II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AMTR." The Company had 327 registered shareholders at December 31, 1997.

                                                                               Year Ended December 31, 1997
             Market Prices of Common Stock                        High                    Low                     Close
                                                              --------------       -------------------       -----------------
             First quarter                                       10 7/8                    7                      8 3/8
             Second quarter                                       9 5/8                  7 7/8                    8 1/4
             Third quarter                                        8 3/4                  6 5/8                    8 1/4
             Fourth quarter                                       8 1/2                  6 7/8                    7 7/8


            No dividends have been paid on the Company's common stock since becoming publicly held.

Item 6.  Selected Consolidated Financial Data - (Unaudited)

           The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes.

                                                               Amtran, Inc.
                                                             Five-Year Summary
                                                          Year Ended December 31,
               -------------------------------------------------------------------------------------------------------------------
                                                                         1993         1994        1995        1996        1997
               (In thousands, except per share data and ratios)
               -------------------------------------------------------------------------------------------------------------------

               Statement of Operations Data:
                   Operating revenues                                 $  467,909  $  580,522  $  715,009  $  750,851  $   783,193
                   Operating expenses                                    461,289     572,107     697,073     786,907      769,709
                   Operating income (loss) (1)                             6,620       8,415      17,936    (36,056)       13,484
                   Income (loss) before taxes                              3,866       5,879      14,653    (39,581)        6,027
                   Net income (loss)                                       3,035       3,486       8,524    (26,674)        1,572
                   Net income (loss) per share - basic (2)                  0.28        0.30        0.74      (2.31)         0.14
                   Net income (loss) per share - diluted (2)                0.28        0.30        0.74      (2.31)         0.13

               Balance Sheet Data:
                   Property and equipment, net                        $  172,244  $  223,104  $  240,768  $  224,540  $   267,681
                   Total assets                                          269,830     346,288     413,137     369,601      450,857
                   Total debt                                             79,332     118,106     138,247     149,371      191,804
                   Shareholders' equity (3)                               69,941      72,753      81,185      54,744       56,990
                   Ratio of total debt  to shareholders' equity             1.13        1.62        1.70        2.73         3.37
                   Ratio of total liabilities to shareholders' equity       2.86        3.76        4.09        5.75         6.91



               Selected Operating Statistics for
               Consolidated Passenger Services: (4)
                   Revenue passengers carried (thousands)                2,971.8     4,237.9     5,368.2     5,680.5      5,307.4
                   Revenue passenger miles (millions)                    5,593.5     7,158.8     8,907.7     9,172.4      8,986.0
                   Available seat miles (millions)                       8,232.5    10,443.1    12,521.4    13,295.5     12,647.7
                   Passenger load factor                                   67.9%       68.6%       71.1%       69.0%        71.0%



              (1) The  Company  has  reclassified  gain  (loss)  on the  sale of operating assets for 1993-1995 from non-operating gain (loss) to operating income (loss) to be consistent with the 1996-1997 presentation. Also, in the third quarter of 1996 the Company recorded a $4.7 million loss on the disposal of leased assets associated with the reconfiguration of its fleet.

             (2)  In  1997,  the  Company  adopted  Financial   Accounting
                  Standards Board Statement 128, "Earnings per Share", which establishes new standards for the calculation and disclosure of earnings per share. All prior period earnings per share amounts disclosed in this five-year summary have been restated to conform to the new standards under Statement 128.

             (3)  No dividends were paid in any periods presented.

             (4) Operating statistics pertain only to ATA and do not include information for other operating subsidiaries of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amtran is a leading provider of charter airline services and, on a targeted basis, scheduled airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 24 years and is the eleventh largest U.S. airline in terms of 1997 revenue passenger miles. ATA provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military. Scheduled service is provided through nonstop and connecting flights from the gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean.

An analysis by the Company in 1996 of the profitability of its scheduled service and charter service business units disclosed that a significant number of scheduled service markets then being served by the Company had become increasingly unprofitable at that point in time. The Company believes that several key factors had contributed to the deterioration of profitability of scheduled service operations in that time period, including (i) a significant increase in competition from larger carriers in the Company's scheduled service markets; (ii) the negative impact on low-fare carriers, such as the Company, from unfavorable media coverage of the ValuJet accident in Florida on May 11, 1996, and, to a lesser extent, the Company's own decompression incident on the following day; (iii) a significant increase in jet fuel costs; and (iv) a federal excise tax on jet fuel beginning in the fourth quarter of 1995.

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

In addition, the Company re-evaluated the relative economic performance of its three aircraft fleet types in the context of the restructured markets to be served by the Company and optimized the type and number of aircraft through a fleet restructuring which was completed by the end of 1996. The Company reduced the number of Boeing 757-200 aircraft from 11 units at the end of 1995 to seven units at the end of 1996. The remaining seven Boeing 757-200 aircraft are all powered by Rolls-Royce engines. The Company committed the seven Boeing 757-200s to mission-specific uses in the U.S. military and scheduled service business units.

As a result of the 1996 restructuring, the Company believes that it has established a better economic platform from which to pursue its long-term strategies of: (i) maintaining its low-cost advantage versus competitors; (ii) strengthening its leading position in the charter business; (iii) maintaining its leading position as a provider to the U.S. military; (iv) selectively participating in scheduled service; and (v) capitalizing on selected growth opportunities in areas of the Company's core competency.

Results of Operations

In 1997 the results of operations for the Company showed significant improvement as compared to 1996. For the twelve months ended December 31, 1997, the Company earned $13.5 million in operating income, as compared to an operating loss of $36.1 million in the twelve months ended December 31, 1996; and the Company earned $1.6 million in net income in 1997, as compared to a net loss of $26.7 million in 1996. Operating results for 1997 were significantly impacted by the accelerated recognition in the second quarter of $2.0 million in prepaid compensation expense due to the resignation of its former President and Chief Executive Officer in May 1997. Approximately $1.7 million of this amount provided no income tax benefit to the Company.

The Company's 1997 operating revenues increased 4.3% to $783.2 million, as compared to $750.9 million in 1996. Operating revenues per ASM increased 9.6% to
6.19 cents in 1997, as compared to 5.65 cents in 1996.  ASMs  decreased  4.9% to
12.648  billion from 13.296  billion,  RPMs decreased 2.0% to 8.986 billion from
9.172 billion, and passenger load factor increased 2.0 points to 71.0% as compared to 69.0%. Yield in 1997 increased 6.5% to 8.72 cents per RPM, as compared to 8.19 cents per RPM in 1996. Total passengers boarded decreased 6.6% to 5,307,390 in 1997, as compared to 5,680,496 in 1996, while total departures increased 6.9% to 49,608 from 46,416 between the same comparable periods.

Operating expenses decreased 2.2% to $769.7 million in 1997 as compared to $786.9 million in 1996. Cost per ASM increased 2.9% to 6.09 cents in 1997 as compared to 5.92 cents in 1996.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                              Cents per ASM
                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                                1997              1996             1995

Operating revenues:                                             6.19              5.65             5.71

Operating expenses:
    Salaries, wages and benefits                                1.36              1.23             1.13
    Fuel and oil                                                1.22              1.21             1.03
    Handling, landing and navigation fees                       0.55              0.53             0.59
    Depreciation and amortization                               0.49              0.47             0.45
     Aircraft rentals                                           0.43              0.49             0.44
    Aircraft maintenance, materials and repairs                 0.41              0.42             0.44
    Crew and other employee travel                              0.29              0.27             0.25
    Passenger service                                           0.26              0.25             0.28
    Commissions                                                 0.21              0.20             0.20
    Ground package cost                                         0.15              0.14             0.13
    Other selling expenses                                      0.12              0.13             0.12
    Advertising                                                 0.10              0.08             0.07
     Facility and other rents                                   0.07              0.07             0.06
    Disposal of assets                                             -              0.03                 -
    Other operating expenses                                    0.43              0.40             0.37
        Total operating expenses                                6.09              5.92             5.56

    Operating income (loss)                                     0.10             (0.27)            0.15


    ASMs (in thousands)                                      12,647,683        13,295,505       12,521,405


Year Ended December 31, 1997, Versus Year Ended December 31, 1996

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations includes the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units.

------------------------------------- ----------------------------------------------------------------
                                                     Twelve Months Ended December 31,
                                            1997            1996          Inc (Dec)      % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                39,517          46,416          (6,899)         (14.86)
Departures J31(a)                             10,091               -           10,091             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        49,608          46,416            3,192            6.88
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                              129,216         138,114          (8,898)          (6.44)
Block Hours J31                               10,210               -           10,210             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      139,426         138,114            1,312            0.95
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            8,967,900       9,172,438        (204,538)          (2.23)
RPMs J31 (000s)                               18,055               -           18,055             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    8,985,955       9,172,438        (186,483)          (2.03)
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                           12,615,230      13,295,505        (680,275)          (5.12)
ASMs J31 (000s)                               32,453               -           32,453             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                   12,647,683      13,295,505        (647,822)          (4.87)
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                71.09           68.99             2.10            3.04
Load Factor J31                                55.63               -              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.05           68.99             2.06            2.99
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    5,210,578       5,680,496        (469,918)          (8.27)
Passengers Enplaned J31                       96,812               -           96,812             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            5,307,390       5,680,496        (373,106)          (6.57)
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              783,193         750,851           32,342            4.31
RASM in cents (h)                               6.19            5.65             0.54            9.56
CASM in cents (i)                               6.09            5.92             0.17            2.87
Yield in cents (j)                              8.72            8.19             0.53            6.47
------------------------------------- --------------- --------------- ---------------- ---------------

N/M - Not meaningful

(a) Effective April 1, 1997, the Company began service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids under an agreement with Chicago Express. Services were expanded to include Lansing, Michigan and Madison, Wisconsin in October 1997.

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

(f) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of tour operator and U.S. military business units, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

(g) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(h) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's ability to maximize revenues from the sale of total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (j) below for the definition of yield). In the case of tour operator and U.S. military businesses, RASM is a measure of the Company's ability to maximize revenues from the sale of an entire aircraft at one time. In all cases, RASM adjusts for the differing seat capacities on the Company's various fleet types.

(i) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM". CASM measures the Company's effectiveness in minimizing the operating cost of producing total seat capacity.

(j) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the Company's ability to optimize the price paid by customers purchasing individual seats. Yield is less relevant to the tour operator and U.S. military business units because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues for 1997 increased 4.3% to $783.2 million from $750.9 million in 1996. This increase was due to a $48.6 million increase in charter revenues, partially offset by a $14.7 million decrease in scheduled service revenues and a $1.6 million decrease in other revenues.

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "jet" operations includes the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service.


------------------------------------- ----------------------------------------------------------------
                                                     Twelve Months Ended December 31,
                                           1997            1996          Inc (Dec)      % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                23,800          31,467          (7,667)         (24.37)
Departures J31(a)                             10,091               -           10,091             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        33,891          31,467            2,424            7.70
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               72,883          85,836         (12,953)         (15.09)
Block Hours J31                               10,210               -           10,210             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       83,093          85,836          (2,743)          (3.20)
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            4,523,245       4,918,045        (394,800)          (8.03)
RPMs J31 (000s)                               18,055               -           18,055             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    4,541,300       4,918,045        (376,745)          (7.66)
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            6,209,825       7,304,897      (1,095,072)         (14.99)
ASMs J31 (000s)                               32,453               -           32,453             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    6,242,278       7,304,897      (1,062,619)         (14.55)
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                72.84           67.33             5.51            8.18
Load Factor J31                                55.63               -              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        72.75           67.33             5.42            8.05
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    3,087,706       3,551,141        (463,435)         (13.05)
Passengers Enplaned J31                       96,812               -           96,812             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            3,184,518       3,551,141        (366,623)         (10.32)
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             371,762         386,488         (14,726)          (3.81)
RASM in cents (h)                               5.96            5.29             0.67           12.67
Yield in cents (j)                              8.19            7.86             0.33            4.20
Rev per segment $ (k)                         116.74          108.83             7.91            7.27
------------------------------------- --------------- --------------- ---------------- ---------------

N/M - Not Meaningful
See footnotes (a) through (j) on pages 24-25.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 1997 decreased 3.8% to $371.8 million from $386.5 million in 1996. Scheduled service revenues comprised 47.5% of consolidated revenues in 1997, as compared to 51.5% of consolidated revenues in 1996. Scheduled service RPMs decreased 7.7% to 4.541 billion from 4.918 billion, while ASMs decreased 14.6% to 6.242 billion from 7.305 billion, resulting in an increase of 5.5 points in passenger load factor to 72.8% in 1997, from 67.3% in 1996. Scheduled service yield in 1997 increased 4.2% to 8.19 cents from 7.86 cents in 1996, while RASM increased 12.7% to 5.96 cents from 5.29 cents between the same periods. Scheduled service departures in 1997 increased 7.7% to 33,891 from 31,467 in 1996; block hours decreased 3.2% to 83,093 in 1997, from 85,836 in 1996; and passengers boarded decreased 10.3% between periods to 3,184,518, as compared to 3,551,141.

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

On  October  27,  1996 the  Company  also  implemented  a  commuter  code  share partnership with Chicago Express to provide incremental connecting traffic between Indianapolis, Milwaukee and other smaller midwestern cities into the Company's Chicago-Midway connections with certain Florida and west-coast destinations. This partnership was replaced with a contractual agreement with Chicago Express effective April 1, 1997, under which Chicago Express now operates 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids, on behalf of ATA. Service between Chicago-Midway and Lansing, Michigan and Madison, Wisconsin was added under this agreement effective in the fourth quarter of 1997.

After the 1996 restructuring, the Company's 1997 core jet scheduled service included flights between Chicago-Midway and five Florida cities, Las Vegas, Phoenix, Los Angeles and San Francisco; Indianapolis to four Florida cities, Las Vegas and Cancun; Milwaukee to three Florida cities; Hawaii service from San Francisco, Los Angeles and Phoenix; and service between Orlando and San Juan and Nassau.

As a result of the restructuring of scheduled service operations in the manner described above, scheduled service profitability was substantially improved in 1997 as compared to 1996. Profitability was enhanced through a combination of significantly higher load factors and yields between periods, even though total revenues in scheduled service declined between years. The Company believes that profitability was enhanced in this business unit through the selective elimination of flights which had previously produced below-average load factors and yield, and that the elimination of intra-Florida flying in particular was a prominent factor in this improvement. Profitability was further enhanced in certain scheduled service markets through the reassignment of aircraft fleet types to provide better balance within markets between revenues, costs, and aircraft operational capabilities.

Scheduled service profitability improvement in 1997 was accomplished in spite of what would normally have been a demand-dampening effect from the re-introduction of the U.S. departure and 10% federal excise taxes on tickets on March 7, 1997, which had expired on January 1, 1997. In August 1997, federal legislation was enacted which extends these taxes until 2007. The U.S. departure tax for international destinations was increased from $6 to $12 per passenger, and a new U.S. arrivals tax of $12 per passenger was added for passengers arriving into the United States from international cities. Effective October 1, 1997, the new tax law also changed the method of computation of the federal excise tax from a standard 10% of ticket sale value, to a declining percentage of ticket sale value (ranging from 9.0% to 7.5%), plus an increasing inflation-indexed charge per passenger segment flown (ranging from $1 to $3). The Company does not currently believe that the change in federal excise tax computation has placed it at either a significant pricing advantage or disadvantage as compared to the previous computation method. The Company does believe that certain of its low-fare competitors may be disadvantaged by the new computation method due to their lower average segment fares and higher average intermediate stops as compared to the Company in similar markets.

The Company continues to evaluate the profit and loss performance of its scheduled service business, and the Company may change the level of scheduled service operations from time to time. The Company began new service in June 1997, between New York's John F. Kennedy International Airport and
Chicago-Midway, Indianapolis and St. Petersburg, and also added several frequencies between the midwest and the west coast for the summer season. New York service to Chicago-Midway and St. Petersburg was retained for the 1997-98 winter season. New nonstop service between Chicago-Midway and Dallas/Ft. Worth, San Juan and Denver have been announced beginning in May 1998. In addition, the Company's application for slots at New York's LaGuardia Airport are currently pending with the DOT which, if approved, the Company intends to use for daily frequencies from Chicago-Midway.

Charter Revenues. The Company's charter revenues are derived principally from independent tour operators, specialty charter customers and from the United States military. The Company's charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Total charter revenues increased 15.6% to $359.2 million in 1997, as compared to $310.6 million in 1996. Charter revenue growth, prior to scheduled service restructuring in late 1996, had been constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled service to Ireland and Northern Ireland between May and September 1996. The Company's restructuring strategy, as reflected in the Company's results of operations for 1997, included a renewed emphasis on charter revenue sources. The Company believes that tour operator, specialty charter and military operations are businesses where the Company's experience and size provide meaningful competitive advantage. Charter revenues produced 45.9% of consolidated revenues in 1997, as compared to 41.4% in 1996.

Tour Operator Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the tour operator flying operations of the Company.

----------------------------------- ----------------------------------------------------------------
                        Twelve Months Ended December 31,
                         1997 1996 Inc (Dec) % Inc (Dec)
Departures (b)                              10,589           10,920           (331)          (3.03)
Block Hours (c)                             36,836           38,154         (1,318)          (3.45)
RPMs (000s) (d)                          3,373,840        3,470,450        (96,610)          (2.78)
ASMs (000s) (e)                          4,169,102        4,363,220       (194,118)          (4.45)
Passengers Enplaned (g)                  1,840,056        1,854,262        (14,206)          (0.77)
Revenue $(000s)                            228,062          226,400           1,662            0.73
RASM in cents (h)                             5.47             5.19            0.28            5.39
----------------------------------- --------------- ---------------- --------------- ---------------

See footnotes (b) through (h) on pages 24-25.

Charter revenues derived from independent tour operators increased 0.8% to $228.1 million in 1997, as compared to $226.4 million in 1996. Tour operator RPMs decreased 2.8% to 3.374 billion in 1997 from 3.470 billion in 1996, while ASMs decreased 4.4% to 4.169 billion from 4.363 billion. Tour operator RASM increased 5.4% to 5.47 cents from 5.19 cents between the same periods. Tour operator passengers boarded decreased 0.8% to 1,840,056 in 1997, as compared to 1,854,262 in 1996; tour operator departures decreased 3.0% to 10,589 in 1997, as compared to 10,920 in 1996; and tour operator block hours decreased 3.5% to 36,836 in 1997, as compared to 38,154 in 1996.

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

Specialty charter is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements usually more than compensates for these increased costs. In addition, specialty charter programs sometimes permit the Company to increase overall aircraft utilization by providing filler traffic during periods of low demand from other programs such as track charter. The Company believes that it is competitively advantaged to attract this type of business due to the size and geographic dispersion of its fleet, which reduces costly ferry time for aircraft and crews and thus permits more competitive pricing. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements.


Military Programs. The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

-------------------------------- ---------------------------------------------------------------
                        Twelve Months Ended December 31,
                         1997 1996 Inc (Dec) % Inc (Dec)
Departures (b)                            4,860           3,414           1,446           42.36
Block Hours (c)                          18,704          12,294           6,410           52.14
RPMs (000s) (d)                       1,044,317         665,494         378,823           56.92
ASMs (000s) (e)                       2,165,169       1,442,113         723,056           50.14
Passengers Enplaned (g)                 265,862         185,575          80,287           43.26
Revenue $(000s)                         131,115          84,200          46,915           55.72
RASM in cents (h)                          6.06            5.84            0.22            3.77
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 24-25.

Charter revenues derived from the U.S. military increased 55.7% to $131.1 million in 1997, as compared to $84.2 million in 1996. U.S. military RPMs increased 56.9% to 1.044 billion in 1997, from 665.5 million in 1996, while ASMs increased 50.1% to 2.165 billion from 1.442 billion. Military RASM increased 3.8% to 6.06 cents from 5.84 cents between the same time periods. U.S. military passengers boarded increased 43.3% to 265,862 in 1997, as compared to 185,575 in 1996; U.S. military departures increased 42.4% to 4,860 in 1997, as compared to 3,414 in 1996; and U.S. military block hours increased 52.1% to 18,704 in 1997 as compared to 12,294 in 1996.

The Company participates in two related military programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, in 1992 the Company entered into a contractor teaming arrangement with four other cargo airlines serving the U.S. military. Under this arrangement, the team has a greater likelihood of receiving fixed award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been awarded fixed-contract business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The U.S. military business grew at a faster year-over-year rate than any other business unit of the Company during 1997. In 1997, the Company's U.S. military revenues represented 16.8% of consolidated revenues, as compared to 11.2% in 1996. As a result of the restructuring of scheduled service and the reconfiguration of the Company's fleet in 1996, the Company committed four of its seven remaining Boeing 757-200 aircraft to the U.S. military for the contract year ending September 30, 1997. As a result of an analysis undertaken during 1996, the Company was also successful in more accurately documenting the actual costs associated with military flying and was therefore able to obtain rate increases for the contract year ending September 30, 1997. The Company has obtained additional rate increases for the contract year ending September 30, 1998.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that a larger U.S. military business operation will tend to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft is competitively advantaged to serving the transportation needs of the U.S. military. Although foreign bases have been reduced in troop size, the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive FAA certification to operate Boeing 757-200 aircraft with 180-minute ETOPS, which permits these aircraft to operate missions over water which can be up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying.

The overall amount of military business that the Company receives in any one year is dependent upon the percentage its team is of the total, the percentage it is of the passengers' business of the team, and the amount of expansion business available and which the Company is able to fly. In 1997, there was an unusual amount of both contract and expansion business that was available for the Company. In 1998, the Company expects that there will be somewhat less flying available for it to do.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club subsidiary exclusively to club members and through its ATA Vacations subsidiary to the general public. In 1997 and 1996, ground package revenues were unchanged at $22.3 million.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. In 1997, total packages sold increased 9.4% over 1996, and the average revenue earned for each ground package sold increased 8.2% between periods .

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States. These packages are marketed through travel agents as well as directly by the Company. During 1997, the number of ground packages sold increased 0.5% as compared to 1996. Lack of growth in the number of ground packages sold between periods was mainly due to the reduction of the Company's scheduled service operations between years. During 1997, the average revenue earned for each ground package sold decreased 15.8% as compared to 1996.

The average revenue earned by the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of ATA. Other revenues decreased 5.1% to $29.9 million in 1997, as compared to $31.5 million in 1996, primarily due to a reduction in revenues earned between periods by providing substitute service to other airlines, partially offset by increases in other miscellaneous revenue categories. A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and federal taxes. Salaries, wages and benefits expense in 1997 increased 5.2% to $172.5 million from $164.0 million in 1996.

Approximately $3.2 million of the increase between periods was attributable to changes made in the third quarter of 1996 in senior executive positions and associated senior executive compensation plans. Special compensation totaling $3.0 million was prepaid to the Company's former President and Chief Executive Officer during the fourth quarter of 1996 and the first quarter of 1997, which was being amortized to expense over the anticipated two-year term of his employment ending August 1998. Due to his resignation in late May 1997, a one-time charge to expense for the unamortized $2.0 million prepaid balance was made in the second quarter of 1997 to salaries, wages and benefits, whereas no such charge to expense was incurred in the prior year.

The cost of salaries and wages earned by cockpit crew members and related flight operations support staff in 1997 was approximately $5.8 million higher than in 1996. These cost increases were incurred even though jet block hours flown by cockpit crew members declined by 6.4% between periods. This increase in the unit cost of cockpit crews was attributable to the following significant factors: (i) the implementation of the cockpit crew collective bargaining agreement in August 1996, under which a 7.5% rate increase became effective; (ii) crew utilization for U.S. military flying is significantly lower than for scheduled service and tour operator flying, and U.S. military block hours increased as a percentage of total block hours to 14.5% in 1997, as compared to 8.9% in 1996; (iii) cockpit crew shortages during the first three quarters of 1997 resulted in the need to increase premium pay to cockpit crew members in order to adequately staff the spring and summer flying schedule; and (iv) cockpit crew productivity was reduced by the fleet restructuring completed during 1996, which increased the percentage of jet block hours flown by three-crew-member aircraft (Lockheed L-1011 and Boeing 727-200) to 78.9% in 1997, as compared to 70.6% in 1996.

The salaries, wages and benefits cost for other employee groups declined by $0.8 million in 1997 as compared to 1996. These costs declined partially as a result of the decline in equivalent full-time employment between periods. Total equivalent full-time employment declined by 7.7% between years, although equivalent full-time employment in the fourth quarter of 1997 was 10.0% higher that in the fourth quarter of 1996. The increase in employment in late 1997 was primarily due to the addition of cockpit and cabin crews and reservations agents to adequately staff expected growth in flying capacity in 1998 compared to the fourth quarter of 1996 when the Company had just completed significant staff reductions.

In addition to those planned staff reductions completed during the fourth quarter of 1996, the change in salaries, wages and benefits expense for other employee groups was significantly affected by reduced employment in Maintenance and Engineering, which accounted for a $1.4 million reduction in expense between 1997 and 1996. Employment of Maintenance and Engineering staff, such as airframe and powerplant mechanics and engineers, was constrained in 1997 by broad shortages in related labor markets attributable to very strong current demand for these skills within the airline industry. The Company compensated for some of these shortages in 1997 by acquiring these skills through third-party contract labor vendors. The cost of maintenance contract labor (which is a component of Aircraft Maintenance, Materials and Repairs) increased by $2.3 million in 1997 as compared to 1996.

Salaries, wages and benefits cost per ASM increased 10.6% in 1997 to 1.36 cents, as compared to 1.23 cents in 1996.

Fuel and Oil. Fuel and oil expense for 1997 decreased 4.7% to $153.7 million from $161.2 million in 1996. During 1997, as compared to 1996, the Company consumed 3.1% fewer gallons of jet fuel for flying operations, which resulted in a reduction in fuel expense of approximately $5.4 million between periods. The reduction in jet fuel consumed was due to the reduced number of block hours of jet flying operations between years. The Company flew 129,216 jet block hours in 1997, as compared to 138,114 jet block hours in 1996, a decrease of 6.4% between periods. During 1997, the Company's average cost per gallon of fuel consumed decreased by 1.8% as compared to 1996, which resulted in a decrease in fuel and oil expense of approximately $2.9 million between years. Also during the last three quarters of 1997, the Company incurred approximately $1.0 million in fuel and oil expense to operate the Jetstream 31 aircraft under its agreement with Chicago Express, which was not in effect in the last three quarters of 1996.

Fuel and oil expense increased 0.8% to 1.22 cents per ASM in 1997, as compared to 1.21 cents per ASM in 1996. The increase in the cost per ASM of fuel and oil expense between periods was partly due to the change in mix of jet block hours flown from the more-fuel-efficient twin-engine Boeing 757-200 aircraft to the less-fuel-efficient three-engine Boeing 727-200 and Lockheed L-1011 aircraft. In 1997, 21.1% of total jet block hours were flown by the Boeing 757-200 fleet, as compared to 29.4% in 1996. The increase in cost per ASM caused by the shift in fleet mix of jet block hours flown was substantially offset by the 1.8% reduction in the average cost of jet fuel between periods.

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

Handling, landing and navigation fees decreased by 1.0% to $69.4 million in 1997, as compared to $70.1 million in 1996. During 1997, the average cost per system jet departure for third-party aircraft handling increased 6.9% as compared to 1996, and the average cost of landing fees per system jet departure increased 5.2% between the same periods. Due to the restructuring of scheduled service in the fourth quarter of 1996, the absolute number of system-wide jet departures between 1997 and 1996 declined by 14.9% to 39,517 from 46,416, which resulted in approximately $7.4 million in volume-related handling and landing expense reductions between periods. This volume-related decline was partially offset, however, by an approximately $4.8 million price-related handling and landing expense increase between periods attributable primarily to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the reduction in the Company's narrow-body Boeing 757-200 fleet and the shift of revenue production towards charter operations, the Company's jet departures in 1997 included proportionately more international and wide-body operations than in 1996. In 1997, 21.1% of the Company's jet departures were operated with wide-body aircraft, as compared to 19.4% in 1996, and 22.4% of the Company's 1997 jet departures were from international locations, as compared to 18.9% in the prior year.

The cost per ASM for handling,  landing and  navigation  fees  increased 3.8% to
0.55 cents in 1997, from 0.53 cents in 1996.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using
aircraft   flight  hours  and  cycles   (landings)  as  the  units  of  measure.
Depreciation and amortization expense increased 1.3% to $62.5 million in 1997, as compared to $61.7 million in 1996.

Depreciation expense attributable to owned airframes and engines decreased $0.4 million in 1997 as compared to 1996. The Company reduced its year-over-year investment in engines and airframe improvements due to the reconfiguration of the Boeing 757-200 fleet in the fourth quarter of 1996. As a result of the net reduction of four Boeing 757-200 aircraft at the end of 1996 as compared to the end of 1995, and the complete elimination of Pratt & Whitney-powered Boeing 757-200s from the fleet, some airframe and leasehold improvements were disposed of, and all spare Pratt & Whitney engines and rotable parts were reclassified as Assets Held for Sale in the accompanying balance sheet. None of these assets therefore gave rise to depreciation expense in 1997. The Company did increase its investment in computer equipment and furniture and fixtures between years; placed the west bay of the renovated Midway Hangar No. 2 into service in mid-1996; and incurred increased debt issue costs between years relating to debt facility and senior unsecured notes issued, as well as aircraft lease negotiations completed primarily in the fourth quarter of 1996. These changes, together with increased costs pertaining to remaining rotable components and the provision for obsolescence of aircraft parts inventories, resulted in an increase in depreciation expense of $0.8 million in 1997 as compared to 1996.

Amortization of capitalized engine and airframe overhauls increased $0.4 million in 1997 as compared to 1996 after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the reduction of total block hours and cycles flown between comparable periods. This expense was also favorably impacted by the late-1996 reconfiguration of the Boeing 757-200 fleet and, in particular, the disposal of all Pratt & Whitney-powered Boeing 757-200 aircraft. All unamortized net book values of engine and airframe overhauls pertaining to the Pratt & Whitney-powered aircraft were charged to the cost of the disposal of these assets in the third quarter of 1996. The Company's seven remaining Rolls-Royce-powered Boeing 757-200 aircraft, four of which were delivered new from the manufacturer in late 1995 and late 1996, are not presently generating any engine and airframe overhaul expense since the initial post-delivery overhauls for the Rolls-Royce-powered Boeing 757-200s are not yet due under the Company's maintenance programs. The net reduction in engine and airframe amortization expense in 1997 pertaining to changes in the Company's Boeing 757-200 fleet was approximately $3.5 million as compared to 1996. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $2.6 million in 1997 as compared to 1996 due to the on-going expansion of this fleet type and due to the completion of new overhauls for Pratt & Whitney JT8D engines that power the Boeing 727-200 fleet. The increase between years in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet was approximately $0.8 million, which was primarily due to the addition of airframe overhauls to the fleet.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs was unchanged between 1997 and 1996. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization expense per ASM increased 6.5% to 0.49 cents in 1997, as compared to 0.46 cents in the prior year.

Aircraft Rentals. Aircraft rentals expense for 1997 decreased 16.8% to $54.4 million in 1997 from $65.4 million in 1996. This decrease was primarily attributable to the reconfiguration of the Company's Boeing 757-200 fleet in the fourth quarter of 1996, as a result of which the number of Boeing 757-200 aircraft operated by the Company was reduced by four units. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's 1996 restructuring of scheduled service, based upon profitability analysis which disclosed that, for some uses of the Boeing 757-200 in the Company's markets, it was more profitable to substitute other aircraft with lower ownership costs. Aircraft rentals expense declined by $14.4 million between 1997 and 1996 as a result of the Boeing 757-200 fleet restructuring.

Four additional Boeing 727-200 aircraft were acquired and financed by sale/leasebacks at various times during the first three quarters of 1996, while one Boeing 727-200 aircraft previously on an operating lease was purchased during the second quarter of 1996, and was subsequently sold and leased back in September 1997. The net increase in leased Boeing 727-200 aircraft between years, together with the incorporation of hushkits into new sale/leasebacks of several Boeing 727-200 aircraft between periods, added approximately $3.2 million in aircraft rentals expense between 1997 and 1996.

Aircraft rentals expense for 1997 was 0.43 cents per ASM, a decrease of 12.2% from 0.49 cents per ASM in 1996. The period-to-period decrease in the size of the Boeing 757-200 fleet was a significant factor in this change since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft. With the reduction in the higher-ownership-cost Boeing 757-200 aircraft in late 1996, the Company anticipates that the cost per ASM produced by its leased aircraft fleet will continue at lower levels in future quarters.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for base and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 6.7% to $51.5 million in 1997, as compared to $55.2 million in 1996. The cost per ASM decreased by 2.4% to 0.41 cents in 1997, as compared to 0.42 cents in the prior year.

Repair costs were $4.2 million lower in 1997 as compared to the prior year. This was due to a reduction in both the total number of repairs performed and the average unit cost of repairs between periods. Negotiations were completed in early 1997 with several repair vendors which resulted in reduced unit charges for some repair activity. Additionally, the Company established a maintenance disposition board in late 1996 which carefully reviews significant repair decisions in light of anticipated fleet requirements and the available quantity of serviceable components in stock.

The cost of expendable parts consumed increased $1.9 million in 1997 as compared to 1996. The increase in the cost of expendable parts consumed was closely related to the Company's heavy maintenance check programs for its fleet, which resulted in several more heavy airframe checks being completed in 1997 than in the previous year.

The cost of maintenance contract labor increased by $2.3 million in 1997 as compared to 1996. As explained above under "Salaries, Wages and Benefits," the Company increased its utilization of maintenance contract labor in 1997 to compensate for some shortages of airframe and powerplant mechanics and engineers.

The cost of parts loans and exchanges was $1.3 million lower in 1997 as compared to 1996 due to improved internal procedures to limit the need for such loans and exchanges.

Many of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches, and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in 1997 were $1.8 million lower than in 1996, primarily due to the negotiation of new terms and conditions for several aircraft leases during 1997, which eliminated return condition obligations which had existed prior to those negotiations.

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

The cost of crew and other employee travel increased 1.9% to $36.6 million in 1997, as compared to $35.9 million in 1996. During 1997, the Company's average full-time-equivalent cockpit and cabin crew employment was 8.6% lower as compared to the prior year, even though jet block hours decreased by only 6.4% between periods. Although the Company did experience some crew shortages in the first quarter of 1996 associated with severe winter weather, shortages of both cockpit and cabin crews were more chronic in the first nine months of 1997, and per-crew-member travel costs were consequently higher since crews spent greater amounts of time away from their bases to operate the Company's schedule. In addition, average crew travel costs for the U.S. military and specialty charter businesses are much higher than for track charter and scheduled service since these flights more often operate away from crew bases.

The cost per ASM for crew and other employee travel increased 7.4% to 0.29 cents in 1997, as compared to 0.27 cents in 1996.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 1997 and 1996, catering represented 83.0% and 80.4%, respectively, of total passenger service expense.

The cost of passenger service increased 0.3% in 1997 to $32.8 million, as compared to $32.7 million in 1996. This change between periods was primarily due to an increase of approximately 8.4% in the average cost to cater each passenger, offset by a decrease of 8.3% in jet passengers boarded to 5,210,578 in 1997, as compared to 5,680,496 in 1996. Catering unit cost increased due to a change in the mix of passengers boarded from fewer scheduled service toward more charter and military passengers; the latter passengers, particularly military, are the most expensive passengers to cater in the Company's business mix. Military and charter passengers accounted for 40.4% of passengers boarded in 1997, as compared to 35.9% of passengers boarded in 1996.

The cost per ASM of passenger service increased 4.0% to 0.26 cents in 1997, as compared to 0.25 cents in 1996.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some tour operator and military business. Commissions expense decreased 2.2% to $26.1 million in 1997, as compared to $26.7 million in 1996. Scheduled service commissions expense declined by $2.2 million between periods, primarily as a result of the decline in total scheduled service revenues earned, and also as a result of an industry-wide reduction in the standard travel agency commission rate from 10% to 8% during October 1997. Military and tour operator commissions expense increased by $1.9 million and $0.1 million, respectively, due to the increased level of commissionable revenues earned in those business units in 1997 as compared to 1996.

The cost per ASM of commissions expense increased by 5.0% to 0.21 cents in 1997, as compared to 0.20 cents in 1996.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 5.5% to $19.2 million in 1997, as compared to $18.2 million in 1996. The increase in cost between periods was primarily due to a 9.4% increase in the number of Ambassadair ground packages sold. There was no material change in the average cost of ground packages sold between years.

Ground package cost per ASM increased by 7.1% to 0.15 cents in 1997, as compared to 0.14 cents in 1996.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems (CRSs) to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses that are primarily associated with single-seat sales. Other selling expenses decreased 11.9% to $15.5 million in 1997, as compared to $17.6 million in 1996.

CRS fees decreased $1.3 million in 1997 as compared to 1996 due to both a 7.7% decrease in total CRS bookings made for the smaller scheduled service business unit between periods, and due to a 14.4% reduction in the average cost of each CRS booking made between years. Toll-free telephone costs decreased $0.7 million between periods due to less usage and lower rates. Other selling cost per ASM decreased 7.7% to 0.12 cents in 1997, as compared to 0.13 cents in the previous year.

Advertising. Advertising expense increased 23.3% to $12.7 million in 1997, as compared to $10.3 million in 1996. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in 1997 consistent with the Company's overall strategy to enhance RASM in these businesses through increases in load factor and yield. Additionally, advertising was comparatively low in the third quarter of 1996 due to the restructuring of numerous scheduled service markets which was initiated in the latter part of that quarter.

The cost per ASM of advertising increased 25.0% to 0.10 cents in 1997, as compared to 0.08 cents in 1996. This increase in cost per ASM resulted from higher absolute advertising dollars being spent in a period of declining ASMs, but was nevertheless an integral part of the Company's strategy in 1997 to enhance profitability in the scheduled service business.

Facility and Other Rentals. Facility and other rentals includes the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals decreased 10.4% to $8.6 million in 1997, as compared to $9.6 million in 1996. There were some changes in specific facilities utilized by the Company between periods, such as the addition of hangar space at Chicago-Midway and the elimination of airport facilities at Boston. The Company also reduced total facility expense between years through the sublease of excess facilities to third parties.

The cost per ASM for facility and other rentals was unchanged between periods at
0.07 cents.

Other Operating Expenses. Other operating expenses increased 0.9% to $54.3 million in 1997, as compared to $53.8 million in 1996. Other operating expenses which experienced significant increases between years included (i) the cost of the Chicago Express commuter agreement, which became effective April 1, 1997; and (ii) the cost of property and sales taxes. Other operating expenses which experienced significant decreases between periods included (i) the cost of insurance; (ii) the cost of data and voice communications; and (iii) the cost of professional consulting fees. Several other categories of other operating expenses were lower in 1997 than in 1996 primarily due to the smaller size of the airline between periods.

Other operating cost per ASM increased 4.9% to 0.43 cents in 1997, as compared to 0.41 cents in 1996.

Interest Income and Expense. Interest expense in 1997 increased 111.1% to $9.5 million, as compared to $4.5 million in 1996. The increase in interest expense between periods was primarily due to the change in the Company's capital structure which resulted from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven-year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million.

The capital structure of the Company, prior to completing these new financings, provided for borrowings under the former credit facility to be constantly adjusted to meet the expected cash flow requirements of the Company, thereby minimizing the level of borrowings on which interest would be paid. Under the new capital structure of the Company, the borrowings under the 10.5% notes remain fixed at $100.0 million without regard to actual cash requirements at any point in time. During 1997, the weighted average borrowings were approximately $117.2 million, as compared to $86.1 million in 1996.

The weighted average effective interest rate applicable to the Company's borrowings in 1997 was 8.06%, as compared to 5.18% in 1996. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average interest rates which were applicable to borrowings under the former credit facility.

In order to minimize the interest expense impact of the $100.0 million of 10.5% unsecured notes, the Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.6 million in interest income in 1997, an increase of 166.7% over interest income of $0.6 million earned in 1996.

Income Tax Expense

In 1997, the Company recorded $4.5 million in income tax expense applicable to the income before income taxes for that year, while in 1996 income tax credits of $12.9 million were recognized pertaining to the loss before income taxes for that year of $39.6 million. The effective tax rate applicable to 1997 was 73.9%, while the effective tax rate applicable to 1996 was 32.6%.

Income tax expense and credits in both periods were significantly affected by the non-deductibility for federal income tax purposes of 50% of amounts paid for crew per diem. The effect of this permanent difference on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income or loss approaches zero, which was a significant cause for the unusually high effective tax rate in 1997.

Income tax expense and the effective tax rate for 1997 were also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits in the second quarter of 1997 for the prepaid executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million is permanently non-deductible against the Company's federal income taxes, and thus constitutes an additional significant permanent difference between income for federal income tax purposes and financial accounting income in 1997 which did not exist in 1996.


Year Ended December 31, 1996, Versus Year Ended December 31, 1995

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company, which includes the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units.


-------------------------------- ----------------------------------------------- ---------------
                                        Twelve Months Ended December 31,
                                      1996            1995         Inc (Dec)      % Inc (Dec)
                                 --------------- --------------- --------------- ---------------
Departures (b)                           46,416          42,815           3,601            8.41
Block Hours (c)                         138,114         126,295          11,819            9.36
RPMs (000s) (d)                       9,172,438       8,907,698         264,740            2.97
ASMs (000s) (e)                      13,295,505      12,521,405         774,100            6.18
Load Factor (f)                           68.99           71.14          (2.15)          (3.02)
Passengers Enplaned (g)               5,680,496       5,368,171         312,325            5.82
Revenue $(000s)                         750,851         715,009          35,842            5.01
RASM in cents (h)                          5.65            5.71          (0.06)
                                                                                     (1.05)
CASM in cents (i)                          5.92            5.56            0.36            6.47
Yield in cents (j)                         8.19            8.03            0.16            1.99
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (j) on pages 24-25.

Operating Revenues

Total operating revenues in 1996 increased 5.0% to $750.9 million from $715.0 million in 1995. This increase was due to a $24.5 million increase in scheduled service revenues, a $3.5 million increase in charter revenues, a $1.9 million increase in ground package revenues and a $6.0 million increase in other revenues.

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service flight operations of the Company, which includes the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service.

---------------------------------- ---------------------------------------------------------------
                        Twelve Months Ended December 31,
                         1996 1995 Inc (Dec) % Inc (Dec)
                                   --------------- --------------- --------------- ---------------
Departures (b)                             31,467          27,573           3,894           14.12
Block Hours (c)                            85,836          73,816          12,020           16.28
RPMs (000s) (d)                         4,918,045       4,673,210         244,835            5.24
ASMs (000s) (e)                         7,304,897       6,604,087         700,810           10.61
Load Factor (f)                             67.33           70.76          (3.43)          (4.85)
Passengers Enplaned (g)                 3,551,141       3,304,369         246,772            7.47
Revenue $(000s)                           386,488         361,967          24,521            6.77
RASM in cents (h)                            5.29            5.48          (0.19)          (3.47)
Yield in cents (j)                           7.86            7.75            0.11            1.42
Revenue per segment $ (k)                  108.83          109.54          (0.71)          (0.65)
---------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (j) on pages 24-25.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 1996 increased 6.8% to $386.5 million from $362.0 million in 1995. Scheduled service revenues comprised 51.5% of total operating revenues in 1996, as compared to 50.6% of operating revenues in 1995. Scheduled service RPMs increased 5.2% to 4.918 billion from 4.673 billion, while ASMs increased 10.6% to 7.305 billion from 6.604 billion, resulting in a reduction in passenger load factor to 67.3% in 1996 from 70.8% in 1995. Yield on scheduled service in 1996 increased 1.4% to 7.86 cents per RPM from 7.75 cents per RPM in 1995. Scheduled service departures in 1996 increased 14.1% to 31,467 from 27,573 in 1995, while passengers boarded increased 7.5% over such period to 3,551,141, as compared to 3,304,369.

Charter Revenues. Total charter revenues increased 1.1% to $310.6 million in 1996, as compared to $307.1 million in 1995. Charter revenue growth, prior to scheduled service restructuring in late 1996, was constrained by the dedication of a significant portion of the Company's fleet to scheduled service expansion, including the utilization of two Lockheed L-1011 aircraft for scheduled services to Ireland and Northern Ireland between May and September 1996.

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

--------------------------------------------------------------------------------
                             Twelve Months Ended December 31,
                             1996         1995       Inc (Dec)     % Inc (Dec)
Departures (b)              10,920       11,324         (404)          (3.57)
Block Hours (c)             38,154       39,451       (1,297)          (3.29)
RPMs (000s) (d)          3,470,450    3,550,527      (80,077)          (2.26)
ASMs (000s) (e)          4,363,220    4,450,261      (87,041)          (1.96)
Passengers Enplaned (g)  1,854,262    1,839,386       14,876            0.81
Revenue $(000s)            226,400      229,500       (3,100)          (1.35)
RASM in cents (h)             5.19         5.16         0.03            0.58
--------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 24-25.

Charter revenues derived from independent tour operators decreased 1.4% to $226.4 million in 1996, as compared to $229.5 million in 1995. Tour operator revenues comprised 30.2% of consolidated revenues in 1996, as compared to 32.1% of consolidated revenues in 1995. Tour operator ASMs decreased 2.0% to 4.363 billion from 4.450 billion, and the RASM on tour operator revenues in 1996 increased 0.6% to 5.19 cents, as compared to 5.16 cents in 1995. Tour operator passengers boarded increased 0.8% to 1,854,262 in 1996, as compared to 1,839,386 in 1995, and tour operator departures decreased 3.6% to 10,920 in 1996, as compared to 11,324 in 1995.

The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.


--------------------------------------------------------------------------------
                              Twelve Months Ended December 31,
                             1996        1995       Inc (Dec)    % Inc (Dec)
Departures (b)               3,414       3,713          (299)         (8.05)
Block Hours (c)             12,294      12,377           (83)         (0.67)
RPMs (000s) (d)            665,494     639,040         26,454          4.14
ASMs (000s) (e)          1,442,113   1,382,482         59,631          4.31
Passengers Enplaned (g)    185,575     198,711       (13,136)         (6.61)
Revenue $(000s)             84,200      77,500          6,700          8.65
RASM in cents (h)             5.84        5.61           0.23          4.10
--------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 24-25.

Charter revenues derived from the U.S. military increased 8.7% to $84.2 million in 1996, as compared to $77.5 million in 1995. Military revenues comprised 11.2% of consolidated revenues in 1996, as compared to 10.8% of consolidated revenues in 1995. U.S. military ASMs increased 4.3% to 1.442 billion from 1.382 billion. The RASM on U.S. military revenues in 1996 increased 4.1% to 5.84 cents as compared to 5.61 cents in 1995. U.S. military passengers boarded decreased 6.6% to 185,575 in 1996, as compared to 198,711 in 1995, and U.S. military departures decreased 8.1% to 3,414 in 1996, as compared to 3,713 in 1995.

Ground Package Revenues. Ground package revenues increased 9.3% to $22.3 million in 1996, as compared to $20.4 million in 1995.

In 1996, total packages sold increased 2.4% as compared to 1995, and the average price of each ground package sold by the Company's Ambassadair Travel Club increased 18.0% as compared to the prior year.

During 1996, the number of ATA Vacations ground packages sold increased 21.8% as compared to 1995, but the average price of each ground package sold decreased 16.9% as compared to the prior year.

The average price paid to the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions with other air carriers offering similar products in the Company's markets. Some ATA Vacations markets experienced price reductions in 1996 due to intense price competition.

Other Revenues. Other revenues increased 23.5% to $31.5 million in 1996, as compared to $25.5 million in 1995. Approximately $3.8 million of the revenue increase between years was attributable to an increase in the number of block hours of substitute service provided by the Company to other airlines. The remaining increase in other revenues between periods was primarily due to revenue growth in several of the Company's affiliated businesses.

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

During 1996, the Company consumed 7.4% more gallons of jet fuel for flying operations and flew 9.4% more block hours than in 1995, which accounted for approximately $9.1 million in additional fuel and oil expense between years (excluding price and tax changes). The growth in gallons of fuel consumed was lower than the growth in block hours flown between years due to a change in the mix of block hours flown by fleet type. Of greatest significance was the 4.1% reduction of total block hours flown by the Lockheed L-1011 fleet between periods since the fuel burn per block hour for this wide-body aircraft is approximately twice as high as the burn rates for the Company's other fleet types.

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

Fuel and oil expense for 1996 was 1.21 cents per ASM, an increase of 17.5% as compared to 1.03 cents per ASM in 1995. The increase in the cost per ASM of fuel and oil expense was primarily a result of higher prices and the new excise tax, partially offset by the expanded use of the more-fuel-efficient twin-engine Boeing 757-200 aircraft in the Company's fleet. During 1996, the Company's
Boeing 757-200 aircraft accounted for 29.4% of total block hours flown, as compared to 27.8% of total block hours flown in 1995. Due to the reduction of the Company's Boeing 757-200 fleet in late 1996, the Company's mix of block hours flown in future years is expected to reflect a lower proportion of fuel-efficient Boeing 757-200 block hours, and a higher proportion of the less-fuel-efficient Boeing 727-200 and Lockheed L-1011 fleet types.

Handling, Landing and Navigation Fees. Handling, landing and navigation fees decreased by 5.8% to $70.1 million in 1996, as compared to $74.4 million in 1995. During 1996, the average cost per system departure for third-party aircraft handling declined 15.0% as compared to the prior year, and the average cost of landing fees per system departure decreased 12.2% between the same periods.

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

Handling costs also vary from period to period according to decisions made by the Company to use third-party handling services at some airports in lieu of using the Company's own employees. During 1996, the Company implemented a policy of "self-handling" at four domestic U.S. airports with significant operations, which had been substantially handled using third-party contractors in the prior year. This change resulted in lower absolute third-party handling costs for these locations and contributed to lower system average contract handling costs per departure for 1996, as compared to 1995. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in "Salaries, Wages and Benefits."

The cost per ASM for handling,  landing and navigation  fees decreased  10.2% to
0.53 cents in 1996 from 0.59 cents in 1995.

Depreciation and Amortization. Depreciation and amortization expense for 1996 increased 10.6% to $61.7 million from $55.8 million in 1995.

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

Depreciation and amortization cost per ASM increased 2.2% to 0.46 cents in 1996, as compared to 0.45 cents in 1995.

Aircraft Rentals. Aircraft rentals expense for 1996 increased 17.4% to $65.4 million from $55.7 million in 1995. This increase was attributable to continued growth in the size of the Company's leased aircraft fleet, although the Company significantly reduced the size of its Boeing 757-200 fleet in the fourth quarter of 1996, as is more fully described in "Disposal of Assets."

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

Several additional Boeing 727-200 and Lockheed L-1011 aircraft leased in 1996 contributed $2.8 million and $0.5 million, respectively, in incremental aircraft rentals between years. Aircraft rentals expense was reduced by $0.6 million for the first four months of 1996, as compared to the prior year, due to the purchase of four Pratt & Whitney spare engines in May 1995, which had been previously leased. Due to the elimination of all Pratt & Whitney- powered Boeing 757-200 aircraft from the Company's fleet, the Company reclassified these owned spare engines as "Assets Held for Sale" in the accompanying balance sheet.

Aircraft rentals expense for 1996 was 0.49 cents per ASM, an increase of 11.4% from 0.44 cents per ASM in 1995. The period-over-period increase in the size of the Boeing 757-200 fleet was a significant factor in this change, since the rental cost of ASMs produced by this fleet type is significantly higher than for the Company's other aircraft.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense decreased 0.4% to $55.2 million in 1996, as compared to $55.4 million in 1995. The cost per ASM decreased by 4.5% to 0.42 cents in 1996, as compared to 0.44 cents in the prior year.

Although the cost of repairs for repairable and rotable components increased $1.4 million between periods, the cost of expendable parts consumed decreased $2.1 million, and the cost of parts loans and exchanges decreased $0.6 million. Aircraft maintenance, materials and repairs cost was also reduced by $0.8 million in 1996, as compared to 1995, due to a planned reduction in the use of third-party maintenance staff in favor of using more Company maintenance employees for both base and line maintenance activities. The Company incurred higher salaries, wages and benefits expense as a result of this policy change, as noted in a preceding section.

The cost of the Company's maintenance, materials and repairs remained essentially unchanged in 1996, as contrasted with the 6.2% increase in ASMs between years, and the 9.4% increase in block hours. This favorable comparison is partly due to the significant expansion of the Company's fleet during 1996. When used aircraft are initially brought into the Company's fleet, the cost of maintenance, materials and repairs required to bridge that aircraft into the Company's maintenance program are capitalized. Such expenditures normally extend the available flying hours for that aircraft before routine heavy maintenance, materials and repairs expenses begin to be incurred, although those aircraft begin producing both ASMs and block hours immediately upon acquisition. The more favorable comparison to block hours between years is also indicative of the faster growth in the Company's twin-engine Boeing 757-200 fleet, which is composed of newer and more technologically advanced aircraft which require relatively less routine maintenance than the Company's older three-engine Lockheed L-1011 and Boeing 727-200 fleets. The Boeing 757-200 fleet accounted for 29.4% of block hours in 1996, as compared to 27.8% in 1995.

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

Crew and Other Employee Travel. The cost of crew and other employee travel increased 14.0% to $35.9 million in 1996, as compared to $31.5 million in 1995. During 1996, the Company increased its average full-time-equivalent crew employment by 4.1% as compared to the prior year, even though departures increased by 8.4% and block hours increased by 9.4% between periods. In the first quarter of 1996, the Company experienced crew shortages, which were exacerbated by severe winter weather, causing significant flight delays, diversions and cancellations. The Company's crew complement in the third quarter of 1996 was again insufficient to effectively operate the flying schedule and resulted in more crew time being spent away from base during that quarter.

The cost per ASM for crew and other employee travel increased 8.0% to 0.27 cents in 1996, as compared to 0.25 cents in the prior year. This increase in unit cost was approximately equivalent to a 9.0% average increase in the cost per crew member of hotel, positioning and per diem expenses between years.

Passenger Service. For 1996 and 1995, catering represented 80.3% and 84.9%, respectively, of total passenger service expense. The cost of passenger service decreased 6.0% in 1996 to $32.7 million, as compared to $34.8 million in 1995. Although total passengers boarded increased by 5.8% to 5,680,496 in 1996, as compared to 5,368,171 in 1995, the average cost to cater each passenger declined 19.1% between years due to a planned reduction in catering service levels in select charter and scheduled service markets beginning in the second quarter of 1995. This cost reduction was partially offset by a 6.6% increase in military passengers boarded between years, which are the most expensive passengers to cater in the Company's business mix.

The cost of servicing passengers who were inconvenienced by flight delays and cancellations increased by $1.4 million between years. Approximately $0.7 million of this increase was incurred in association with the severe winter weather and consequent flight schedule disruptions which occurred in the first quarter of 1996.

The cost per ASM of passenger service decreased 10.7% to 0.25 cents in 1996, as compared to 0.28 cents in the prior year. The lower cost per ASM was primarily due to the lower cost of catering per passenger boarded, partially offset by the higher cost per ASM of servicing inconvenienced passengers.

Commissions. Commissions expense increased 7.7% to $26.7 million in 1996, as compared to $24.8 million in 1995. The primary reason for the increase between years was the corresponding increase in scheduled service revenues earned, approximately two-thirds of which was generated through travel agencies which received a commission on such sales. The cost per ASM of commissions expense was unchanged at 0.20 cents for both 1996 and 1995.

Ground Package Cost. Ground package cost increased 14.5% to $18.2 million in 1996, as compared to $15.9 million in 1995. This increase in cost is primarily due to the increase in the number of ground packages sold between periods. In 1996, Ambassadair sold 2.4% more ground packages, and ATA Vacations sold 21.8% more ground packages, than in 1995. The average cost of each ground package sold by Ambassadair increased 19.9% between years, while the average cost of each ground package sold by ATA Vacations decreased by 11.2% between periods.

Ground package cost per ASM increased by 7.7% to 0.14 cents in 1996, as compared to 0.13 cents in 1995, which reflects the comparatively faster growth in ground package sales produced by Ambassadair and ATA Vacations as compared to the overall ASM growth of the Company between years.

Other Selling Expenses. Other selling expenses increased 18.1% to $17.6 million in 1996, as compared to $14.9 million in 1995. Approximately $1.1 million and $0.2 million, respectively, of this increase was attributable to more credit card discounts and CRS fees incurred to support the growth in scheduled service between years. Another $1.2 million of the increase was due to higher usage of toll-free telephone service between periods, some of which was associated with the accommodation of passengers onto other carriers' flights due to the Company's reduction of scheduled service in the third and fourth quarters of 1996. Other selling cost per ASM increased 8.3% to 0.13 cents in 1996, as compared to 0.12 cents in 1995.

Advertising. Advertising expense increased 15.7% to $10.3 million in 1996, as compared to $8.9 million in 1995. Advertising support for single-seat scheduled service and ground package sales increased consistent with the growth in associated revenues and the need to meet competitive actions in the Company's markets. The cost per ASM of advertising increased 14.3% to 0.08 cents in 1996, as compared to 0.07 cents in 1995.

Facilities and Other Rentals. The cost of facilities and other rentals increased 29.7% to $9.6 million in 1996, as compared to $7.4 million in 1995. The increase in expense noted for 1996 was partly attributable to higher facility costs resulting from the Company becoming a signatory carrier at Orlando International Airport, together with a year-over-year increase in facility costs for Boston operations prior to the elimination of scheduled service at Boston in the fourth quarter of 1996. The increased facility costs at Orlando International Airport have associated savings in lower handling and landing fees for the Company's flights at that airport.

Also in 1996, the Company incurred higher facility rental expense in association with the late 1995 sale/leaseback of the Indianapolis hangar to the City of Indianapolis, for the Chicago-Midway Hangar No. 2 and for the new Chicago reservations facility, which was first occupied in September 1995.

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

In addition to these costs, the Company also owned four spare Pratt & Whitney engines, together with consumable, repairable and rotable components specific to the Pratt & Whitney-powered Boeing 757-200s. The net book value of these engines and parts approximated $14.1 million as of December 31, 1996, and were reclassified as Assets Held For Sale in the accompanying balance sheet.

Other Expenses. Other operating expenses increased 15.6% to $54.0 million in 1996, as compared to $46.7 million in 1995. Significant components of the year-over-year variance included increases in substitute service and passenger reprotection costs, professional fees, data communications costs, insurance costs and consulting fees in connection with the detailed route profitability study.

Other operating cost per ASM increased 10.8% to 0.41 cents in 1996, as compared to 0.37 cents in 1995.

Income Tax Expense

In 1996, the Company recorded $12.9 million in tax credits applicable to the loss before income taxes for that year, while income tax expense of $6.1 million was recognized pertaining to income before income taxes for 1995. The effective tax rate applicable to tax credits in 1996 was 32.6%, and the effective tax rate for income earned in 1995 was 41.8%. The Company's effective income tax rates are unfavorably influenced by the permanent non-deductibility from taxable income of 50% of crew per diem expenses incurred in both years. The impact of this permanent difference on effective tax rates becomes more pronounced as taxable income or loss approach zero.

Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. As described further below, in the third quarter of 1997 the Company completed two separate financings designed to lengthen the maturity of its long-term debt and diversify its credit sources, including the issuance of unsecured notes and a revolving credit facility that had an extended maturity, lower interest rate and less restrictive covenants than the former credit facility.

For 1997, 1996 and 1995, net cash provided by operating activities was $99.9 million, $32.2 million and $87.1 million, respectively. The increase in cash provided by operating activities between 1996 and 1997 was attributable to such factors as increased earnings, growth in scheduled service air traffic liability associated with advanced ticket sales, the liquidation of certain assets held for sale, and other factors. The decrease in cash provided by operating activities between 1995 and 1996 was due primarily to the lower profitability between years, coupled with the reduction in air traffic liability associated with the 1996 restructuring of scheduled service.

Net cash used in investing activities was $76.1 million, $63.2 million and $44.0 million, respectively, for 1997, 1996 and 1995. Such amounts included cash capital expenditures totaling $84.2 million in 1997, $69.9 million in 1996, and $57.8 million in 1995 for engine overhauls, airframe improvements and the purchase of rotable parts. Cash capital expenditures were supplemented with other capital expenditures, financed directly with debt, totaling $35.4 million in 1997, $0.0 million in 1996 and $31.7 million in 1995. The $35.4 million in new debt issued in 1997 was to directly finance the purchase of one Boeing 757-200 aircraft and one Boeing 727-200 aircraft, both of which had previously been subject to leases accounted for as operating leases.

Net cash provided by (used in) financing activities was $6.9 million, $11.6 million and $(12.1) million, respectively, in 1997, 1996 and 1995. Debt proceeds in the 1997 period included $100.0 million in proceeds from the issuance of the 10.5% senior unsecured notes and $34.0 million in proceeds from borrowing against the new credit facility. Debt proceeds in the 1996 period included primarily the addition of $15.0 million in revolving credit facility availability for financing the installation of hushkits on Boeing 727-200 aircraft. Payments on long-term debt in the 1997 period included primarily the full repayment of the former credit facility of $122.0 million.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for seven total aircraft to be delivered between late 1995 and late 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 15 RB211-535E4 engines to power the seven Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first five aircraft under these agreements in September and December 1995, November and December 1996, and November 1997, all of which were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for July 1998 and December 1998. Advanced payments totaling approximately $12.6 million ($6.3 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of December 31, 1997, 1996 and 1995, the Company had recorded $6.0 million, $2.7 million and $5.0 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance both future deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In the first quarter of 1996, the Company purchased four Boeing 727-200 aircraft, financing all of these through sale/leasebacks accounted for as operating leases by the end of the third quarter of 1996. In the second quarter of 1996, the Company purchased a fifth Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility until the completion of a sale/leaseback transaction during the third quarter of 1997. In the fourth quarter of 1997, the Company purchased an additional Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease, financing this purchase through the issuance of a short-term note and a payment of cash. The Company currently expects to finance this aircraft through a sale/leaseback transaction accounted for as an operating lease in 1998.

On July 29, 1996, the Company entered into a letter of intent with a major lessor to cancel several Boeing 757-200 and Lockheed L-1011 operating aircraft leases then in effect. Under the terms of the letter of intent, the Company canceled leases on five Boeing 757-200 aircraft powered by Pratt & Whitney engines and returned these aircraft to the lessor by the end of 1996. The Company was required to meet certain return conditions associated with several aircraft, such as providing maintenance checks to airframes. The lessor reimbursed the Company for certain leasehold improvements made to some aircraft and credited the Company for certain prepayments made in earlier years to satisfy qualified maintenance expenditures for several aircraft over their original lease terms. The cancellation of these leases reduced the Company's fleet of Pratt & Whitney-powered Boeing 757-200 aircraft from seven to two units. The Company also agreed to terminate existing operating leases on three Lockheed L-1011 aircraft and to purchase the airframes pertaining to these aircraft for $1.5 million, while signing a new operating lease covering only the nine related engines. The Lockheed L-1011 airframe and engine portion of this transaction was not completed until the second quarter of 1997. The lessor also provided the Company with approximately $6.9 million in additional unsecured financing for a term of seven years. This transaction resulted in the recognition of a $2.3 million loss on disposal of assets in the third quarter of 1996.

The Company also agreed to purchase one Rolls-Royce-powered Boeing 757-200 aircraft from the same lessor in the fourth quarter of 1996. This purchase was not completed in 1996, and the aircraft was acquired from the lessor on a short-term rental agreement pending the completion of the purchase in September 1997. The Company financed this purchase through a payment of cash and the issuance of a $30.7 million note which, as amended, matures on January 15, 1999. The note requires monthly payments of $400,000 in principal and interest from October 15, 1997 through December 15, 1998, with the balance due at maturity. The Company currently intends to sell this aircraft and repay this note, subject to a short-term rental agreement under which the aircraft would continue to be operated by the Company. The temporary acquisition of this aircraft in late 1996, together with the delivery of two new Rolls-Royce-powered Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1996, and the return of the last two Pratt & Whitney-powered Boeing 757-200 aircraft discussed in the next paragraph, resulted in an all-Rolls-Royce-powered Boeing 757-200 fleet of seven units by the end of 1996.

In September 1996, the Company began negotiations with a major lessor to cancel existing operating leases on the Company's remaining two Pratt & Whitney-powered Boeing 757-200 aircraft. These aircraft were returned to the lessor by the end of 1996. This transaction resulted in the recognition of a $2.4 million loss on disposal of assets in the third quarter of 1996.

Issuance of Unsecured Notes. On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit sources. On that date, the Company (i) sold $100.0 million principal amount of unsecured seven-year notes in a private offering under Rule 144A, and (ii) entered into a new secured revolving credit facility. The Company subsequently completed an exchange offer to holders of the unsecured seven-year notes in January 1998, under which offer those notes issued in the original private offering could be tendered in exchange for fully registered notes of equal value.

The unsecured senior notes mature on August 1, 2004. Each note bears interest at the annual rate of 10.5%, payable on February 1 and August 1 of each year beginning February 1, 1998. The notes rank pari passu with all unsecured, unsubordinated indebtedness of the Company existing now or created in the future, are effectively subordinated to the Company's obligations under secured indebtedness to the extent of such security, and will be senior to any subordinated indebtedness of the Company created in the future. All payments of interest and principal are unconditionally guaranteed on an unsecured, unsubordinated basis, jointly and severally, by each of the active subsidiaries of the Company. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount (plus accrued interest), provided that at least $65.0 million in aggregate principal amount of the notes remains outstanding after such redemption. The notes are subject to covenants for the benefit of the note holders, including, among other things, limitations on: (i) the incurrence of additional indebtedness; (ii) the making of certain restricted payments;
(iii) the creation of consensual restrictions on the payment of dividends and other payments by certain subsidiaries; (iv) the issuance and sale of capital stock by certain subsidiaries; (v) the issuance of guarantees by certain subsidiaries; (vi) certain transactions with shareholders and affiliates; (vii) the creation of liens on certain assets or properties; (viii) certain types of sale/leaseback transactions; and (ix) certain sales, transfers or other dispositions of assets.

The net proceeds of the unsecured notes were approximately $96.9 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft.

Credit Facilities. Concurrently with the issuance of the unsecured notes, on July 24, 1997, the Company entered into a new $50.0 million revolving credit facility that includes up to $25.0 million for stand-by letters of credit. ATA is the borrower under the new credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the new facility matures on April 1, 2001, and borrowings are secured by certain Lockheed L-1011 aircraft and engines. The loan-to-value ratio for collateral securing the new facility may not exceed 75% at any time. Borrowings under the new facility bear interest, at the option of ATA, at either (i) LIBOR plus 1.50% to 2.50% (depending upon certain financial ratios); or (ii) the agent bank's prime rate plus 0.0% to 0.5% (depending upon certain financial ratios). The facility contains various covenants including, among other things: (i) limitations on incurrence of debt and liens on assets; (ii) limitations on capital expenditures; (iii) restrictions on payment of dividends and other distributions to stockholders; (iv) limitations on mergers and the sale of assets; (v) restrictions on the prepayment or redemption of certain indebtedness, including the 10.5% notes; and (vi) maintenance of certain financial ratios such as minimum tangible net worth, cash-flow-to-interest expense and aircraft rentals and total adjusted liabilities to tangible net worth.

The Company's former credit facility had initially provided a maximum of $125.0 million, including $25.0 million for stand-by letters of credit, subject to the maintenance of certain collateral value, including certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. As a result of the Company's need to restructure its scheduled service business, the Company renegotiated certain terms of the former credit facility effective September 30, 1996, including the modification of certain loan covenants to take into account the expected losses in the third and fourth quarters of 1996. In return for this covenant relief, the Company agreed to implement changes to the underlying collateral for the former facility and to change the interest rates applicable to borrowings under the facility. The Company pledged additional owned engines and equipment as collateral for the facility as of the implementation date of the new agreement. The Company further agreed to reduce the $63.0 million of borrowing availability secured by the owned Lockheed L-1011 fleet by $1.0 million per month from April 1997 through September 1997, and by $1.5 million per month from October 1997 through April 1999. Loans under the renegotiated facility were subject to interest, at the Company's option, at either (i) prime to prime plus 0.75%, or (ii) the Eurodollar rate plus 1.50% to 2.75%. The former facility was scheduled to mature on April 1, 1999, and contained various covenants and events of default, including: maintenance of a specified debt-to-equity ratio and a minimum level of net worth; achievement of a minimum level of cash flow; and restrictions on aircraft acquisitions, liens, loans to officers, change of control, indebtedness, lease commitments and payment of dividends.

At December 31, 1996, the Company had classified $19.9 million of former credit facility borrowings to current maturities of long-term debt. Of this amount, $10.5 million was attributable to the scheduled reduction of availability secured by the owned Lockheed L-1011 fleet during the 12 months ending December 31, 1997. The remaining $9.4 million represented the amount of the spare Pratt & Whitney engines which were pledged to the credit facility and which were to be repaid from the anticipated sale. The net book value of these spare engines, which approximates estimated market value, is classified as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company sold two of the four spare Pratt & Whitney engines, and the Company continues to market the remaining two spare engines and parts to users of Pratt & Whitney powerplants. At December 31, 1997, the Company reclassified the remaining $8.7 million in net book value for spare engines and parts to long-term assets held for sale.

As of December 31, 1997, 1996 and 1995, the Company had borrowed the maximum amounts then available against its credit facilities, of which $34.0 million was repaid on January 2, 1998, $46.0 million was repaid on January 2, 1997, and $68.0 million was repaid on January 2, 1996.

The Company also maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of December 31, 1997 or 1996; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.5 million and $4.1 million, respectively.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. Between 1994 and 1996, the Company repurchased 185,000 shares of common stock under this program. No shares were repurchased during 1997.

Subsequent Purchase Commitments and Options For Boeing 727-200 Aircraft. The Company has signed purchase agreements to acquire 11 Boeing 727-200ADV aircraft at agreed prices. Nine of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased in either February, August or October 1999, depending upon the exercise of lease extension options available to the current lessee.

The Company currently intends to install engine hushkits on these Boeing 727-200 aircraft in order to meet Stage 3 noise requirements for its fleet.

Year 2000

Until recently many computer programs were written to store only two digits of year-related date information in order to make the storage and manipulation of such data more efficient. Programs which use two digit date fields, however, may not be able to distinguish between such years as 1900 and 2000. In some circumstances this date limitation could result in system failures or miscalculations, potentially causing disruptions of business processes or system operations. The date field limitation is frequently referred to as the "Year 2000 Problem."

The Year 2000 Project. In the fourth quarter of 1997 the Company initiated a Year 2000 Project to address this issue. During the first quarter of 1998 the Company inventoried its internal computer systems, facilities infrastructure, aircraft components and other hardware, and completed a year 2000 risk assessment for these items. The Company also began active participation on the Year 2000 Committee of the Air Transport Association, an airline industry trade association. This committee represents most major U.S. airlines and is evaluating the year 2000 readiness of federal, state and local governments to provide reliable operations for airports and air traffic control systems beyond December 1999.

Renovation, testing and implementation of systems for year 2000 readiness is now in progress and will be ongoing through the end of 1999. Renovation of systems will include several different strategies such as the conversion, replacement, upgrade or elimination of selected hardware platforms, applications, operating systems, databases, purchased packages, utilities and internal and external interfaces. The Company plans to use both internal and external consulting resources to complete these modifications.

Computer Infrastructure. The Company currently uses approximately 650 separate computer infrastructure components to support various aspects of its world-wide operations. Such components include major software packages (both purchased and internally developed), operating systems for computers, computer hardware and peripheral devices, and local and wide-area communications networks. Based upon the Company's risk assessment completed in the first quarter of 1998, it currently believes that over 50% of its computer infrastructure components are fully compliant with year 2000 standards. Approximately 170 projects have been identified to address components which are not believed to be year 2000 compliant and to test those components believed to be compliant. Although work on non-critical components will continue throughout 1999, the Company plans to ensure compliance of all mission-critical components by July 1999, and all forward-looking systems prior to the date when they might be impacted.

Properties and Facilities Infrastructure. The Company currently uses approximately 40 computer-dependent systems in its properties and facilities for such purposes as providing heat and light, electrical power and security. These systems were inventoried during the first quarter of 1998, and all maintenance contracts were also evaluated. The Company presently believes that there are no significant issues for these systems which would prevent achieving year 2000 readiness by the end of 1999. A certification of compliance is being requested from each supplier associated with these systems, and the Company has prepared approximately 25 project plans to test the year 2000 readiness of these systems.

Aircraft Computer Components. The Company is dependent upon a number of computer devices on board its aircraft which are used to support such activities as radio communications, air navigation, and certain flight instruments and controls, among other things. These devices are supplied by large third party vendors such as aircraft manufacturers and avionics and aircraft parts suppliers. The Company has completed a year 2000 assessment of these devices in cooperation with the third party vendors, and currently believes that only a small number of aircraft computer components are not presently year 2000 compliant. The Company is in the process of obtaining year 2000 compliance certification from these vendors, as well as determining what corrective steps will be needed to bring all such components into compliance with year 2000 standards.

Vendor and Supplier Readiness. The Company is dependent upon a number of vendors and suppliers to provide essential goods and services to operate the Company's flight schedule throughout the world. For example, the Company consumed over 200 million gallons of jet fuel in 1997 which was supplied by several dozen vendors at hundreds of delivery points throughout the world. Fuel vendors are dependent upon a large number of computer devices in providing these services to the Company, and the failure of such devices to operate correctly during and after the year 2000 could result in the inability of such suppliers to meet their fuel delivery commitments to the Company, in which case the Company could suffer serious disruptions to its flight schedule due to lack of fuel. The Company is therefore communicating with all such major vendors and suppliers to ascertain what actions these vendors are taking to ensure their readiness to provide essential goods and services to the Company after 1999. The Company is requesting written certification of year 2000 readiness from all essential suppliers, and will further take such steps as it believes are necessary to validate such compliance.

Domestic and International Airports. The Company flies to over 400 individual airports world-wide each year. The smooth operation of many airports used by the Company is highly dependent upon computer systems and hardware devices. Such airports are typically operated by governmental or quasi-governmental agencies, both foreign and domestic, who are primarily responsible for the installation and operation of all computer devices at those airports. Computers and software packages control such aspects of airport operations as radar tracking of aircraft, instrument landing systems, air and ground communications, runway lighting, baggage delivery, environmental controls such as heat and lighting, passenger security screening, and arrivals and departures data display.

Other governmental agencies use computers to provide essential services at airports, such as customs and immigration screening and weather reporting. The safe and efficient operation of the Company's aircraft in airspace between airports is also highly dependent on computer systems and hardware which are operated and maintained primarily by domestic and foreign governmental agencies. In the United States, the Federal Aviation Administration has primary responsibility for the operation of the domestic air traffic control system, including regional air traffic control and radar systems.

As a member of the Air Transport Association Year 2000 Committee, the Company is participating with other airlines to test and validate the year 2000 readiness of the air transportation infrastructure such as airports and air traffic control systems. At present, no comprehensive inventory and risk assessment of airport and air traffic control systems has been completed, and therefore the Company cannot determine to what degree, if any, the air transportation infrastructure is at risk of failing to meet year 2000 readiness standards. In addition, the Company cannot presently estimate what cost, if any, will be incurred by the Company to make modifications to its aircraft or other systems or hardware to comply with requirements which may be imposed before the year 2000 by governmental agencies as part of their efforts to prepare for operations in the year 2000 and beyond.

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting year 2000 standards, including computer and facilities infrastructure, aircraft and airports, will range between $6.0 and $8.0 million. Such estimated cost includes approximately $4.0 million in capital expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as from $2.0 to $4.0 million in labor and related expenses to perform all year 2000 project work to insure the readiness of remaining computer devices for operation after 1999. The range of labor cost estimates between $2.0 and $4.0 million is due to the different costs of internal and external labor needed to perform this work, as well as the potential increase in all technology labor costs due to year 2000-related skills shortages which may occur before the end of 1999. Approximately 40% of the aforementioned capital and labor costs represents the cost of already budgeted 1998 systems upgrade or replacement projects which are being pursued for reasons other than year 2000 compliance, however, year 2000 compliance will be one of the by-products. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all year 2000 activities as testing and implementation proceeds through the end of 1999. The Company expects to incur most of these costs during 1998 and 1999, with no significant portion of these costs having been incurred in 1997.

Forward-Looking Information

Information contained within "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Therefore, where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but the Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

The Company has identified the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company.

1. The Company's capital structure is subject to significant financial leverage, which could impair the Company's ability to obtain new or additional financing for working capital and capital expenditures, could increase the Company's vulnerability to a sustained economic downturn and could restrict the Company's ability to take advantage of new business opportunities or limit the Company's flexibility to respond to changing business conditions.

2. Under the terms of certain financing agreements, the Company is required to maintain compliance with certain specified covenants, restrictions, financial ratios and other financial and operating tests. The Company's ability to comply with any of the foregoing restrictions and with loan repayment provisions will depend upon its future profit and loss performance and financial position, which will be subject to prevailing economic conditions and other factors, including some factors entirely beyond the control of the Company. A failure to comply with any of these obligations could result in an event of default under one or more such financing agreements, which could result in the acceleration of the repayment of certain of the Company's debt, as well as the possible termination of aircraft operating leases. Such an event could result in a materially adverse effect on the Company's financial position.

3. As previously disclosed by the Company, possible business combinations with other entities have been considered. The Company intends to continue to evaluate such potential combinations. It is possible that the Company will enter into a transaction in the future that would result in a merger or other change in control of the Company. The Company's current credit facility and certain unsecured term debt may be accelerated upon such a merger or consolidation. In some circumstances, this acceleration could limit potential business combinations.

4. The Company has significant net operating loss carryforwards and investment and other tax credit carryforwards which may, depending upon the circumstances, be available to reduce future federal income taxes payable. If the Company undergoes an ownership change within the meaning of Section 382 of the Internal Revenue Code, the Company's potential future utilization of its net operating loss carryforwards and investment tax credit carryforwards could be impaired. The actual effect of this impairment on the Company would depend upon a number of factors, including the profitability of the Company and the timing of the sale of certain assets, some of which factors may be beyond the control of the Company. The impact on the Company of such a limitation could be materially adverse under certain circumstances.

5. The vast majority of the Company's scheduled service and charter business, other than U.S. military, is leisure travel. Since leisure travel is largely discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

6. The  Company  is  subject  to the risk  that one or more  customers  who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 16.8% and 11.2%, respectively, of consolidated revenues in 1997 and 1996. No other single customer of the Company accounts for more than 10% of operating revenues.

7. Approximately two-thirds of the Company's operating revenues are sold by travel agents and tour operators who generally have a choice of airlines when booking a customer's travel. Although the Company intends to offer attractive and competitive products to travel agents and tour operators and further intends to maintain favorable relationships with them, any significant actions by large numbers of travel agencies or tour operators to favor other airlines, or to disfavor the Company, could have a material adverse effect on the Company.

8. The Company's airline businesses are significantly affected by seasonal factors. Typically, the Company experiences reduced demand for leisure travel during the second and fourth quarters of each year. In recent years, the Company has experienced its most robust demand in the first and third quarters. As a result, the Company's results of operations for any single quarter are not necessarily indicative of the Company's annual results of operations.

9. The airline industry as a whole, and scheduled service in particular, is characterized by high fixed costs of operation. The high fixed cost of operating a flight does not vary significantly with the number of passengers carried, and therefore the revenue impact of a small increase or decrease in average passenger load factor could, in the aggregate, have a significant effect on the profitability of those flights. Accordingly, a relatively minor shortfall in scheduled service load factor and associated revenue could have a material adverse effect on the Company.

10. The Company faces intense competition from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's scheduled service markets, including changes in prices and seat capacity offered, could have a material effect on the profit performance of this business unit.

11. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 20.0% and 20.5%, respectively, of operating expenses in 1997 and 1996. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, a significant increase in fuel prices could have a material adverse effect on the demand for the Company's services at profitable prices.

12. In June 1991, the Company's flight attendants elected the AFA as their representative and ratified a four-year collective bargaining agreement in December 1994. In June 1993, the Company's cockpit crews elected the IBT as their representative and ratified a four-year collective bargaining agreement in September 1996. The Company believes that its relations with employee groups are good. However, the existence of a significant labor dispute with any sizeable group of employees could have a material adverse effect on the Company's operations.

13.  The  Company  is  subject  to  regulation  under the  jurisdictions  of the
Department of Transportation and the Federal Aviation Administration and by certain other governmental agencies, such as the Federal Communications Commission, the Commerce Department, the Customs Service, the Immigration and
Naturalization Service, the Animal and Plant Inspection Service of the Department of Agriculture, and the Environmental Protection Agency. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA in recent years has issued a number of aircraft maintenance directives and other regulations requiring action by the Company on such matters as collision avoidance systems, airborne wind shear avoidance systems, noise abatement, airworthiness of aging aircraft and increased inspection requirements. Other laws and regulations have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes and takeoff or landing slots at certain airports. The Company cannot predict the nature of future changes in laws or regulations to which it may become subject, and such laws and regulations could have a material adverse effect on the financial condition of the Company.

14. In 1981, the Company was granted a Certificate of Public Convenience and Necessity by the DOT pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The FAA further requires the Company to obtain an operating certificate and operations specifications authorizing the Company to fly to specific airports using specific equipment. All of the Company's aircraft must also maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air operating certificate under Part 121 of the Federal Aviation Regulations. The Company believes that it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect on the Company.

15. Under current DOT regulations with respect to charter transportation originating in the United States, all charter airline tickets must generally be paid for in cash, and all funds received from the sale of charter seats (and in some cases ground arrangements) must be placed into escrow by the tour operator or be protected by a surety bond meeting prescribed standards. The Company currently provides an unlimited third-party bond in order to meet these regulations. The issuer of the bond has the right to terminate the bond on 30 days' notice. If this bond were to be materially limited or canceled, the Company would be required to escrow funds to comply with DOT regulations, which could materially reduce the Company's liquidity and require it to fund higher levels of working capital.

16. The Company is currently preparing its software systems and hardware components for operational compliance with year 2000 standards. The Company believes, based upon its assessment of year 2000 readiness, that it has developed a year 2000 project plan which, if successfully completed, will mitigate all significant risks of business and operational disruption arising from non-compliant computer components. Successful completion of this plan is dependent upon the availability to the Company of a wide range of technical skills from both internal and external sources, and is also dependent upon the availability of purchased software and hardware components. The Company cannot be assured that such resources and components can be acquired in the quantities needed, or by the times needed, to successfully complete the year 2000 project plan, in which case it is possible that the Company could suffer serious disruptions to business processes and operations as a consequence of system failures attributable to the year 2000 problem. Such disruptions could impair the Company's ability to operate its flight schedule, and could impose significant economic penalties on the Company by increasing the cost of operations through the temporary loss of efficiencies provided by computer software and hardware.

In addition, the Company cannot be assured that domestic and foreign air transportation infrastructure, such as airports and air traffic control systems, will be fully compliant with year 2000 requirements by the end of 1999. A significant lack of readiness of the air transportation infrastructure to meet year 2000 standards could result in a material adverse effect on the Company's results of operations and financial condition by imposing serious limitations on the Company's ability to operate its flight schedule.

17. The Company is subject to potential financial losses which may be incurred in the event of an aircraft accident, including the repair or replacement of a damaged aircraft and its subsequent loss from service, and the potential claims of injured passengers and others. Under DOT regulations, the Company maintains liability insurance on all aircraft. Although the Company currently believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will be sufficient or that the Company will not be required to bear substantial financial losses from an accident. Substantial claims from such an accident could result in a material adverse change in the Company's financial position and could seriously inhibit customer acceptance of the Company's services.

Item 8.  Financial Statements and Supplementary Data


            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.





/S/ERNST & YOUNG LLP
Indianapolis, Indiana
February 4, 1998

                                      AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                          December 31,      December 31,
                                                                           1997                 1996
                                                                      ------------------------------------
                              ASSETS
Current assets:
     Cash and cash equivalents                                      $        104,196    $          73,382
     Receivables, net of allowance for doubtful accounts
     (1997 - $1,682; 1996 - $1,274)                                           23,266               20,239
     Inventories,  net                                                        14,488               13,888
     Assets held for sale                                                          -               14,112
     Prepaid expenses and other current assets                                20,892               14,571
                                                                   ------------------   ------------------
Total current assets                                                         162,842              136,192

Property and equipment:
     Flight equipment                                                        463,576              381,186
     Facilities and ground equipment                                          54,933               51,874
                                                                   ------------------   ------------------
                                                                             518,509              433,060
     Accumulated depreciation                                               (250,828)            (208,520)
                                                                   ------------------   ------------------
                                                                             267,681              224,540

Assets held for sale                                                           8,691                    -
Deposits and other assets                                                     11,643                8,869
                                                                   ------------------   ------------------

Total assets                                                        $        450,857    $         369,601
                                                                   ==================   ==================

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                           $          8,975    $          30,271
     Accounts payable                                                         10,511               13,671
     Air traffic liabilities                                                  68,554               49,899
     Accrued expenses                                                         80,312               64,813
                                                                   ------------------   ------------------
Total current liabilities                                                    168,352              158,654

Long-term debt, less current maturities                                      182,829              119,100
Deferred income taxes                                                         31,460               20,216
Other deferred items                                                          11,226               16,887

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                    -                    -
     Common stock, without par value;  authorized 30,000,000
     shares; issued 11,829,230 - 1997; 11,799,852 - 1996                      38,760               38,341
     Treasury stock: 185,000 shares                                          (1,760)              (1,760)
     Additional paid-in-capital                                               15,340               15,618
     Retained earnings                                                         6,250                4,678
     Deferred compensation - ESOP                                            (1,600)              (2,133)
                                                                   ------------------   ------------------

                                                                              56,990               54,744
                                                                   ------------------   ------------------

Total liabilities and shareholders' equity                          $        450,857    $         369,601
                                                                   ==================   ==================

See accompanying notes.



                                        AMTRAN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands, except per share data)


                                                                       Year ended December 31,
                                                              1997                1996               1995
                                                        ------------------------------------------------------

Operating revenues:
   Scheduled service                                    $       371,762    $       386,488    $       361,967
   Charter                                                      359,177            310,569            307,091
   Ground package                                                22,317             22,302             20,421
   Other                                                         29,937             31,492             25,530
                                                        ----------------   ----------------   ----------------
Total operating revenues                                        783,193            750,851            715,009
                                                        ----------------   ----------------   ----------------

Operating expenses:
   Salaries, wages and benefits                                 172,499            163,990            141,072
   Fuel and oil                                                 153,701            161,226            129,636
   Handling, landing and navigation fees                         69,383             70,122             74,400
   Depreciation and amortization                                 62,468             61,661             55,827
   Aircraft rentals                                              54,441             65,427             55,738
   Aircraft maintenance, materials and repairs                   51,465             55,175             55,423
   Crew and other employee travel                                36,596             35,855             31,466
   Passenger service                                             32,812             32,745             34,831
   Commissions                                                   26,102             26,677             24,837
   Ground package cost                                           19,230             18,246             15,926
   Other selling expenses                                        15,462             17,563             14,934
   Advertising                                                   12,658             10,320              8,852
   Facilities and other rentals                                   8,557              9,625              7,414
   Disposal of assets                                                 -              4,475                  -
   Other                                                         54,335             53,800             46,717
                                                        ----------------   ----------------   ----------------
Total operating expenses                                        769,709            786,907            697,073
                                                        ----------------   ----------------   ----------------
Operating income (loss)                                          13,484           (36,056)             17,936

Other income (expense):
  Interest income                                                 1,584                617                410
  Interest (expense)                                             (9,454)            (4,465)            (4,163)
  Other                                                             413                323                470
                                                        ----------------   ----------------   ----------------
Other expenses                                                   (7,457)            (3,525)            (3,283)
                                                        ----------------   ----------------   ----------------

Income (loss) before income taxes                                 6,027           (39,581)             14,653
Income taxes (credits)                                            4,455           (12,907)              6,129
                                                        ----------------   ----------------   ----------------
Net income (loss)                                       $         1,572     $     (26,674)     $        8,524
                                                        ================   ================   ================

Basic earnings per common share:
Average shares outstanding                                   11,577,727         11,535,425         11,481,861
Net income (loss) per share                             $          0.14     $        (2.31)    $         0.74
                                                        ================   ================   ================

Diluted earnings per common share:
Average shares outstanding                                   11,673,330         11,535,425         11,519,232
Net income (loss) per share                             $          0.13     $       (2.31)     $         0.74
                                                        ================   ================   ================

See accompanying notes.



                          AMTRAN, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                Additional                         Deferred
                                                 Common          Treasury        Paid-in         Retained        Compensation
                                                 Stock            Stock          Capital         Earnings            ESOP
                                              --------------   -------------   -------------   -------------    ----------------

Balance, December 31, 1994                  $       37,941   $      (1,091)  $       16,008  $       22,828   $         (2,933)

     Net income                                          -                -               -           8,524                   -

     Issuance of common stock for ESOP                   -                -           (111)               -                 267

     Restricted stock grants                           152                -            (19)               -                   -

     Stock options exercised                           166                -            (57)               -                   -

     Purchase of 54,000 shares of                        -            (490)               -               -                   -
     treasury stock                          -------------    -------------   -------------   -------------    ----------------

Balance, December 31, 1995                          38,259          (1,581)          15,821          31,352             (2,666)

     Net loss                                            -                -               -        (26,674)                   -

     Issuance of common stock for ESOP                   -                -           (173)               -                 533

     Restricted stock grants                            32                -             (7)               -                   -

     Stock options exercised                            50                -            (23)               -                   -

     Purchase of 16,000 shares of                        -            (179)               -               -                   -
     treasury stock
                                              -------------    -------------   -------------   -------------    ----------------

Balance, December 31, 1996                          38,341          (1,760)          15,618           4,678             (2,133)

     Net income                                          -                -               -           1,572                   -

     Issuance of common stock for ESOP                   -                -           (214)               -                 533

     Restricted stock grants                           419                -           (185)               -                   -

     Executive stock options expired                    -                -             121               -                   -
                                              -------------    -------------   -------------   -------------    ----------------

Balance, December 31, 1997                  $       38,760   $      (1,760)  $       15,340  $        6,250   $         (1,600)
                                              =============    =============   =============   =============    ================


See accompanying notes.



                                            AMTRAN, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                                              Year ended December 31,
                                                                     1997                 1996               1995
                                                               -------------------------------------------------------

Operating activities:

Net  income (loss)                                              $       1,572        $   (26,674)       $       8,524
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                                     62,468              61,661              55,827
     Deferred income taxes (credits)                                   11,244            (13,246)               4,025
     Other non-cash items                                               (666)              28,185               9,699
   Changes in operating assets and liabilities:
      Receivables                                                     (3,027)               3,919             (6,768)
      Inventories                                                     (1,637)               (948)               2,739
      Assets held for sale                                              5,356            (14,112)                   -
      Prepaid expenses                                                (6,321)               6,081             (4,061)
      Accounts payable                                                (3,160)               2,519               (166)
      Air traffic liabilities                                          18,655             (6,632)              10,466
      Accrued expenses                                                 15,452             (8,582)               6,793
                                                               ---------------     ---------------     ---------------
    Net cash provided by operating activities                          99,936              32,171              87,078
                                                               ---------------     ---------------     ---------------

Investing activities:

Proceeds from sales of property and equipment                           8,005                 529              21,564
Capital expenditures                                                 (84,233)            (69,884)            (57,835)
Reductions of (additions to) other assets                                 173               6,194             (7,761)
                                                               ---------------     ---------------     ---------------
   Net cash used in investing activities                             (76,055)            (63,161)            (44,032)
                                                               ---------------     ---------------     ---------------

Financing activities:

Proceeds from long-term debt                                          134,000              21,390               6,000
Payments on long-term debt                                          (127,067)             (9,580)            (17,567)
Purchase of  treasury  stock                                                -               (179)               (490)
                                                               ---------------     ---------------     ---------------
   Net cash provided by (used in) financing activities                  6,933              11,631            (12,057)
                                                               ---------------     ---------------     ---------------

Increase (decrease) in cash and cash equivalents                       30,814            (19,359)              30,989
Cash and cash equivalents, beginning of period                         73,382              92,741              61,752
                                                               ---------------     ---------------     ---------------
Cash and cash equivalents, end of period                       $      104,196        $     73,382       $      92,741
                                                               ===============     ===============     ===============

Supplemental disclosures:

Cash payments for:
   Interest                                                    $        6,197        $      3,823       $       4,515
   Income taxes (refunds)                                               (311)                 515               1,069

Financing and investing activities not affecting cash:
   Issuance of long-term debt directly for capital             $       30,650        $          -       $      31,708
   expenditures
   Issuance of short-term debt directly for capital                     4,750                   -                   -
   expenditures

See accompanying notes.

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

      Basis of Presentation and Business Description

      The consolidated financial statements include the accounts of Amtran, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company operates principally in one business segment through American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 95% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger services. Approximately 48% of the Company's 1997 operating revenues were generated through scheduled services to such destinations as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, while approximately 46% of 1997 operating revenues were derived from charter operations with independent tour operators and the U.S. military to numerous destinations throughout the world.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash Equivalents

      Cash equivalents are carried at cost and are primarily comprised of investments in U.S. Treasury bills, commercial paper and time deposits which are purchased with original maturities of three months or less (see
      Note 2).

      Assets Held For Sale

      Assets held for sale are carried at the lower of net book value or estimated net realizable value.

      Inventories

      Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over its estimated useful service life. The obsolescence allowance at December 31, 1997 and 1996, was $7.6 million and $6.6 million, respectively. Inventories are charged to expense when consumed.

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

      Property and Equipment

      Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. Advanced payments for future aircraft purchases are recorded at cost. As of December 31, 1997 and 1996, the Company had made advanced payments for future aircraft deliveries totaling $6.0 million and $2.7 million, respectively. The estimated useful service lives for the principal depreciable asset classifications are as follows:

        Asset                                               Estimated Useful Service Life
        --------------------------------------------------- -------------------------------------------------------------
        Aircraft and related equipment:
                Lockheed L-1011                             16 years
                Boeing 757-200                              20 years
                Boeing 727-200                              11 years
        Major rotable parts, avionics and assemblies        Life of equipment to which applicable
                                                            (Generally ranging from 10-16 years)
        Improvements to leased flight equipment             Period of benefit or term of lease
        Other property and equipment                        3 - 7 years

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

      Income (Loss) Per Share

      In 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement 128, "Earnings per Share", which establishes new standards for the calculation and disclosure of earnings per share. All prior period earnings per share amounts disclosed in the financial statements have been restated to conform to the new standards under Statement 128 (see Note
      10).


2.    Cash and Cash Equivalents

      Cash and cash equivalents consisted of the following:
                                                          December 31,
                                                   1997                 1996
                                               ---------------  ----------------
                                                         (In thousands)
        Cash                                    $  25,406            $  18,523
        Commercial paper                           34,817                    -
        U.S. Treasury repurchase agreements        43,973               54,859
                                               ---------------  ----------------
                                                $ 104,196            $  73,382
                                               ===============  ================


      Cash equivalents of $0.0 and $6.3 million at December 31, 1997 and December 31, 1996, respectively, were pledged to collateralize amounts which could become due under letters of credit. At December 31, 1997 and 1996, there were no amounts drawn against letters of credit (see Note 4).


3.    Property and Equipment

      The Company's property and equipment consisted of the following:
                                                           December 31,
                                                       1997           1996
                                                     -------------------------
                                                           (In thousands)
        Flight equipment, including airframes,       $  463,576     $  381,186
        engines and other
        Less accumulated depreciation                   219,590        182,392
                                                     ----------     ----------
                                                        243,986        198,794
                                                     ----------     ----------
        Facilities and ground equipment                  54,933         51,874
        Less accumulated depreciation                    31,238         26,128
                                                     ----------     ----------
                                                         23,695         25,746
                                                     ----------     ----------
                                                     $  267,681     $  224,540
                                                     ==========     ==========

4.    Short-Term Borrowings

      The Company maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for issuance of letters of credit. The credit facility is available until June 1998 and is collateralized by certain aircraft engines. Borrowings against the facility bear interest at the bank's prime rate plus .25%. There were no borrowings against this credit facility at December 31, 1997 or 1996. At December 31, 1997 and 1996, the Company had outstanding letters of credit aggregating $3.5 million and $4.1 million, respectively, under such facility.

5.    Long-Term Debt

      Long-term debt consisted of the following:

                                                                                     December 31,
                                                                                1997               1996
                                                                             ------------ ---- -------------
                                                                                    (In thousands)
       Unsecured Senior Notes, fixed rate of 10.5% payable on                   $100,000         $        -
       August 1, 2004

       Note payable to bank; prime to prime plus 0.5% (8.5% and 9.0% at
       December 31, 1997), payable on or before April 2001                         34,000           123,246

       Note payable to institutional lender; fixed rate of 7.80% payable
       in varying installments through September 2003                               7,045             8,420

       Note payable to institutional lender; fixed rate of 7.08% payable
       in varying installments through January 1999                                29,982                 -

       City of Indianapolis advance, payable in December 2000                      10,000            10,000

       City of Chicago variable rate special facility revenue bonds (4.29%
       on December 31, 1997), payable in December 2020                              6,000             6,000
       Other                                                                        4,777             1,705
                                                                            --------------     -------------
                                                                                  191,804           149,371
       Less current maturities                                                      8,975            30,271
                                                                            --------------     -------------
                                                                                 $182,829          $119,100
                                                                            ==============     =============

      On July 24, 1997, the Company completed two separate financings designed to lengthen the maturity of the Company's long-term debt and diversify its credit sources. On that date, the Company (i) sold $100.0 million principal amount of unsecured seven-year notes in a private offering under Rule 144A, and (ii) entered into a new secured revolving credit facility.

      The unsecured senior notes mature on August 1, 2004. Each note bears interest at the annual rate of 10.5%, payable on February 1 and August 1 of each year beginning February 1, 1998. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount (plus accrued interest), provided that at least $65.0 million in aggregate principal amount of the notes remains outstanding after such redemption.

      The net proceeds of the unsecured notes were approximately $96.9 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and used the balance of the proceeds for general corporate purposes.

      Concurrently with the issuance of the unsecured notes, the Company entered into a new $50.0 million revolving credit facility that includes up to $25.0 million for stand-by letters of credit. ATA is the borrower under the new credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the new facility matures on April 1, 2001, and borrowings are secured by certain Lockheed L-1011 aircraft and engines. The loan-to-value ratio for collateral securing the new facility may not exceed 75% at any time. Borrowings under the new facility bear interest, at the option of ATA, at either LIBOR plus 1.50% to 2.50% or the agent bank's prime rate.

      The Company's former credit facility had initially provided a maximum of $125.0 million, including $25.0 million for stand-by letters of credit, subject to the maintenance of certain collateral value, including certain owned Lockheed L-1011 aircraft, certain receivables, and certain rotables and spare parts. Loans under the former credit facility were subject to interest, at the Company's option, at either prime to prime plus 0.75%, or the Eurodollar rate plus 1.50% to 2.75%. The former facility was scheduled to mature on April 1, 1999.

      The notes and credit facility are subject to restrictive covenants, including, among other things, limitations on: the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; or the creation of liens on or other transactions involving certain assets. In addition, certain covenants require certain financial ratios to be maintained.

      In December 1995, the Company entered into a sale/lease transaction with the City of Indianapolis on its maintenance facility at the Indianapolis International Airport which resulted in the advance of $10.0 million in cash to the Company, as secured by the maintenance facility. The Company is obligated to pay $0.6 million per year to the City of Indianapolis for five years, which represents interest on the City's associated outstanding debt obligation. As of December 2000, the advance of $10.0 million must be repaid to the City of Indianapolis. The Company may elect to repay the balance using special facility bonds underwritten by the City's Airport Authority or by using the Company's own funds.

      The Company has made voluntary prepayments of long-term debt which has had the effect of reducing interest expense by approximately $3.4 million and $5.9 million during 1997 and 1996, respectively.

      Future maturities of long-term debt are as follows:

                                    December 31, 1997
                                  -----------------------
                                      (In thousands)
          1998                            $   8,975
          1999                               28,626
          2000                               11,382
          2001                               35,374
          2002                                1,192
          Thereafter                        106,255
                                  -----------------------
                                          $ 191,804
                                  =======================


      Interest capitalized in connection with long-term asset purchase agree-ments was $0.7 million and $1.4 million in 1997 and 1996, respectively.

      In December 1997, the Company purchased a Boeing 727-200 and issued a $4.7 million note payable which is classified in current maturities of long-term debt. The note payable is due in the first quarter of 1998, and is secured by $4.7 million in cash held in escrow. This restricted cash is classified as cash and cash equivalents at December 31, 1997. The note was repaid in January 1998.

  6.   Lease Commitments

      At December 31, 1997, the Company had aircraft leases on one Lockheed L-1011, 23 Boeing 727-200s, and six Boeing 757-200s. The Lockheed L-1011 has an initial term of 60 months which expires in 2002. The Boeing 757-200s have initial lease terms that expire from 2002 through 2015. The Boeing 727-200s have initial terms of three to seven years and expire between 1998 and 2003. The Company also leases nine engines for use on the Lockheed L-1011s through 2001.

      The Company is responsible for all maintenance costs on these aircraft and must meet specified airframe and engine return conditions.

      As of December 31, 1997, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with original lease terms that vary from 3 to 40 years and expire at various dates through 2035. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership nor do they contain options to purchase.

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

      Future minimum lease payments at December 31, 1997, for noncancelable operating leases with initial terms of more than one year are as follows:

                                                 Facilities
                                  Flight         And Ground
                                Equipment        Equipment         Total
                             -------------------------------------------------
                                               (In thousands)
        1998                    $  48,380           $6,458           $54,838
        1999                       46,842            5,825            52,667
        2000                       37,150            5,230            42,380
        2001                       37,451            3,877            41,328
        2002                       31,412            3,754            35,166
        Thereafter                229,946           22,941           252,887
                             ---------------    -------------    -------------
                                 $431,181          $48,085          $479,266
                             ===============    =============    =============


      Rental expense for all operating leases in 1997, 1996 and 1995 was $63.0 million, $75.0 million and $63.0 million, respectively.

7.    Income Taxes

      The provision for income tax expense (credit) consisted of the following:

                                                                   December 31,
                                                1997                   1996                   1995
                                           ----------------       ----------------       ----------------
                                                                  (In thousands)
        Federal:
         Current                                  $    173                                        $1,280
                                                                     $          -
         Deferred                                    3,706               (11,798)                  4,399
                                           ----------------       ----------------       ----------------
                                                     3,879               (11,798)                  5,679
        State:
         Current                                       163                    161                    107
         Deferred                                      413                (1,270)                    343
                                                       576                (1,109)                    450
        Income tax expense (credit)                $ 4,455              $(12,907)                 $6,129
                                          =================      =================       ================


      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                           December 31,

                                                                          1997               1996              1995
                                                                       ------------      -------------      -----------
                                                                                       (In thousands)

        Federal income taxes at statutory rate (credit)                     $2,049          $(13,457)           $4,982

        State income taxes (credit), net of federal benefit                    367              (732)              535

        Non-deductible expenses                                              1,947             1,282               998


        Benefit of change in estimate of  state income tax rate                  -                  -            (258)

        Benefit of tax reserve adjustments                                       -                  -            (203)

        Other, net                                                              92                  -               75
                                                                       ------------      -------------      -----------

        Income tax expense (credit)                                         $4,455          $(12,907)           $6,129
                                                                       ============      =============      ===========

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred income tax liability components are as follows:

                                                                                 December 31,
                                                                             1997           1996
                                                                                (In thousands)
        Deferred tax liabilities:
         Tax depreciation in excess of book depreciation                    $61,117      $56,885
         Other taxable temporary differences                                    597          476
                                                                      --------------    ----------
               Deferred tax liabilities                                     $61,714      $57,361
                                                                      --------------    ----------
        Deferred tax assets:
         Tax benefit of net operating loss carryforwards                   $ 28,744     $  29,852
         Investment and other tax credit carryforwards                        3,032         4,720
         Vacation pay accrual                                                 2,595         2,044
         Amortization of lease credits                                        1,979             -
         Other deductible temporary differences                               3,660         4,928
                                                                      --------------     ---------
               Deferred tax assets                                          $40,010       $41,544
                                                                      --------------     ---------
        Deferred taxes classified as:


        Current asset
        Current asset                                                      $  9,756       $ 4,399
                                                                      ==============      ========
        Non-current liability                                               $31,460       $20,216

                                                                      ==============      ========

      At December 31, 1997, for federal tax reporting purposes, the Company had approximately $78.6 million of net operating loss carryforwards available to offset future federal taxable income and $3.0 million of investment and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforwards expire as follows: 2002, $10.2 million; 2003, $8.1 million; 2004, $9.0 million; 2005, $3.5 million;
      2009, $14.7 million; 2011, $33.1 million. Investment tax credit carryforwards of $1.6 million expire principally in 2000, and other tax credit carryforwards of $1.4 million have no expiration dates.


8.    Retirement Plan

      The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 35% in 1997, and 30% in 1996 and 1995, of the amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 1997, 1996 and 1995 were $1.8 million, $1.3 million and $1.2 million, respectively.

      In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. The Company recognized $0.3 million, $0.3 million, and $0.4 million in 1997, 1996 and 1995, respectively, as compensation expense related to the ESOP. Shares of common stock held by the ESOP will be allocated to participating employees annually as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year is recognized as compensation expense.

9.    Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. As of December 31, 1997, the Company had repurchased 185,000 shares at a total cost of $1.8 million.

      The Company's 1993 Incentive Stock Plan for Key Employees (1993 Plan) authorizes the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees (1996 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods up to three years of continued employment.

      A summary of common stock option changes follows:

                                               Number of      Weighted-Average
                                                 Shares        Exercise Price
                                               ---------      ----------------
                                                                (In dollars)

        Outstanding at December 31, 1994            313,050           13.73

         Granted                                    190,000            8.71

         Exercised                                   10,417           10.56

         Canceled                                    97,333           11.73
                                                  ---------

        Outstanding at December 31, 1995            395,300           11.92
                                                  ---------

         Granted                                  1,302,400            7.87

         Exercised                                    3,100            8.94

         Canceled                                    64,700           10.87
                                                 ----------

        Outstanding at December 31, 1996          1,629,900            8.74
                                                  ---------

           Granted                                1,588,500            8.49

           Exercised                                      -               -

           Canceled                                 706,000            7.14
                                                  ----------

        Outstanding at December 31, 1997          2,512,400            9.39
                                                  ==========
        Options exercisable at December 31, 1996    497,015            9.99
                                                  ==========

        Options exercisable at December 31, 1997    390,232           12.02
                                                  ==========

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

      The weighted-average fair value of options granted during 1997 and 1996 is estimated at $5.28 and $4.49 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6%; expected market price volatility of .40 and .48; weighted-average expected option life equal to the contractual term; estimated forfeitures of 5%; and no dividends.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). Therefore, because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The Company's pro forma information follows:
                                                 1997      1996        1995
                                           (In thousands, except per share data)

            Net income (loss) as reported    $  1,572    $ (26,674)    $ 8,524
            Net income (loss) pro forma            89      (28,864)      8,456

            Diluted income (loss) per share
            as reported                           .13        (2.31)        .74

            Diluted income (loss) per share
            pro forma                             .01        (2.50)        .74


      Options outstanding at December 31, 1997, expire from August 2003 to February 2007. A total of 1,387,600 shares are reserved for future grants as of December 31, 1997, under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

        Range of Exercise Prices                   $7 - 11     $12 - 16

        Options outstanding:

         Weighted-Average Remaining
            Contractual Life                      8.8 years    7.3 years
         Weighted-Average Exercise Price              $8.50       $14.30
         Number                                   1,226,200      286,200

        Options exercisable:
          Weighted-Average Exercise Price             $9.19       $15.11
          Number                                    203,791      186,441

10.   Earnings per Share

      The  following  table  sets  forth the  computation  of basic and  diluted earnings per share:
                                                                          1997            1996                1995
                                                                     ------------      ------------     --------------
                                                                  (Dollars in thousands, except shares and per share data)
        Numerator:
            Net income (loss)                                        $    1,572        $     (26,674)   $          8 ,524

        Denominator:
            Denominator for basic earnings per
               share - weighted average shares                       11,577,727           11,535,425           11,481,861
            Effect of dilutive securities:
                Employee stock options                                   64,725                    -               37,371
                Restricted shares                                        30,878                    -                    -
                                                                   -------------     ----------------     ----------------
            Dilutive potential common shares                             95,603                    -               37,371
                                                                   -------------     ----------------     ----------------
            Denominator for diluted earnings per
              share - adjusted weighted average shares               11,673,330           11,535,425           11,519,232
                                                                   =============     ================     ================
            Basic earnings per share                                $     0.14        $   (2.31)           $        0.74
                                                                   =============     ================     ================
            Diluted earnings per share                              $     0.13        $   (2.31)                    0.74
                                                                   =============     ================     ================


      Potentially dilutive securities were not included in the computation of 1996 diluted earnings per share  because the year resulted in a net loss and, therefore, their effect would be antidilutive.


11.   Major Customer

      The United States government is the only customer that accounted for more than 10% of consolidated revenues. U.S. government revenues accounted for 16.8%, 11.2% and 10.8% of consolidated revenues for 1997, 1996 and 1995, respectively.


12.   Commitments and Contingencies

      In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s, which, as subsequently amended, now provides for the delivery of seven total aircraft. The amended agreement provides for deliveries of aircraft between 1995 and 1998. As of December 31, 1997, the Company had taken delivery of five Boeing 757-200s under this purchase agreement and financed those aircraft using leases accounted for as operating leases. The two remaining aircraft have an aggregate purchase price of approximately $50.0 million per aircraft, subject to escalation. Advance payments totaling approximately $12.6 million ($6.3 million per aircraft) are required to be made for the remaining two undelivered aircraft, with the balance of the purchase price due upon delivery. As of December 31, 1997 and 1996, the Company had made $6.0 million and $2.7 million in advanced payments, respectively, pertaining to future aircraft deliveries.

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

      The Company has signed purchase agreements to acquire 11 Boeing 727-200ADV aircraft at agreed prices. Nine of the aircraft to be purchased are currently leased by the Company. The remaining two aircraft, currently on lease to another airline, may be purchased in either February, August or October 1999, depending upon the exercise of lease extension options available to the current lessee.


                                               Financial Statements and Supplementary Data

                                                          Amtran, Inc. and Subsidiaries
                                                       1997 Quarterly Financial Summary
                                                               (Unaudited)
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------
(In thousands, except per share data)                 March 31            June 30         September 30           December 31
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------

Operating revenues                                      $194,284           $192,187           $210,790            $185,931
Operating expenses                                       186,556            191,166            205,464             186,523
Operating income (loss)                                    7,728              1,021              5,326               (592)
Other expenses                                           (1,411)            (1,501)            (1,752)             (2,793)
Income (loss) before income taxes                          6,317              (480)              3,574             (3,385)
Income taxes (credits)                                     3,095                269              1,828               (737)
Net income (loss)                                       $  3,222           $  (749)           $  1,746            $(2,648)
Net income (loss) per share - basic                     $    .28           $  (.06)           $    .15            $  (.23)
Net income (loss) per share - diluted                   $    .27           $  (.06)           $    .15            $  (.23)


                                                         Amtran, Inc. and Subsidiaries
                                                      1996 Quarterly Financial Summary
                                                                  (Unaudited)
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------
(In thousands, except per share data)              March 31            June 30         September 30           December 31
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------

Operating revenues                                      $207,135           $195,395           $199,698            $148,623
Operating expenses                                       201,704            198,321            218,776             168,106
Operating income (loss)                                    5,431            (2,926)           (19,078)            (19,483)
Other expenses                                           (1,069)              (648)              (355)             (1,453)
Income (loss) before income taxes                          4,362            (3,574)           (19,433)            (20,936)
Income taxes (credits)                                     2,009            (1,289)            (6,800)             (6,827)
Net income (loss)                                       $  2,353           $(2,285)          $(12,633)           $(14,109)
Net income (loss) per share - basic                     $    .21           $  (.20)          $  (1.09)           $  (1.23)
Net income (loss) per share - diluted                   $    .20           $  (.20)          $  (1.09)           $  (1.23)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

Part III


Item 10.   Directors and Officers of the Registrant

The  information  contained on pages 4 and 5 of Amtran,  Inc. and  Subsidiaries'
Proxy Statement dated April 3, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


Item 11.   Executive Compensation

The information contained on pages 12 through 15 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 3, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained on pages 10 and 11 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 3, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13.   Certain Relationships and Related Transactions

The information contained on page 6 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 3, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a) (1) Financial Statements

                 The following consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1997, are included in Item 8:

                 o Consolidated Balance Sheets for years ended December 31, 1997 and 1996

                 o Consolidated Statements of Operations for years ended
                   December 31, 1997, 1996 and 1995

                 o Consolidated Statements of Changes in Shareholders' Equity
                   for years ended December 31, 1997, 1996 and 1995

                 o Consolidated Statements of Cash Flows for years ended
                   December 31, 1997, 1996 and 1995

                 o Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule

           The following consolidated financial information for the years 1997, 1996 and 1995 is included in Item 14(d):

                                                                          Page
                 o  Schedule II - Valuation and Qualifying Accounts        73

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


              (3)   Exhibits

                    The following exhibits are submitted as a separate section of this report:

                                                                          Page
                       23.   Consent of Independent Auditor                72


       (b)     Reports on Form 8-K

               There were no Form 8-Ks filed during the quarter ended December 31, 1997.

       (c)     Exhibits

               This section is not applicable.

       (d)     Financial Statement Schedule

               This section is not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Amtran, Inc.
                           (Registrant)




Date  March 31, 1998       John P. Tague
                           President and Chief Executive Officer
                           Director




Date  March 31, 1998      James W. Hlavacek
                          Executive Vice President, Chief Operating Officer
                            and President of ATA Training Corporation
                          Director




Date  March 31, 1998      Kenneth K. Wolff
                          Executive Vice President and Chief Financial Officer
                          Director




Date  March 31, 1998      Dalen D. Thomas
                          Senior Vice President, Sales, Marketing and Strategic
                             Planning
                          Director

              Exhibit 23






                      CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement Form S-8 No. 33-65708 pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries of our report dated February 4, 1998, with respect to the consolidated financial statements and schedule of Amtran, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1997.













              /S/ERNST & YOUNG LLP
              Indianapolis, Indiana
              March 26, 1998


PART IV                                                                                                              SCHEDULE  II
Item 14


                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

COLUMN A                                        COLUMN B                    COLUMN C                 COLUMN D           COLUMN E
-------------------------------------------   --------------    -------------------------------   --------------    --------------
                                                                            Additions
                                                                -------------------------------

                                                                                 Charged to
                                               Balance at        Charged to      Other                               Balance at
                                                Beginning         Costs and      Accounts -       Deductions -         End of
Description                                     of Period         Expenses       Describe         Describe             Period
-------------------------------------------   --------------    --------------   --------------   --------------    --------------

Year ended December 31, 1995:
          Deducted from asset accounts:
          Allowance for doubtful accounts     $       1,347     $       2,115    $           -    $       2,159 (1) $       1,303
          Allowance for obsolescence -                6,564               258                -            1,248 (2)         5,574
          Inventory
                                              --------------    --------------   --------------   --------------    --------------
               Totals                         $       7,911     $       2,373    $           -    $       3,407     $       6,877
                                              ==============    ==============   ==============   ==============    ==============

Year ended December 31, 1996:
          Deducted from asset accounts:
          Allowance for doubtful accounts     $       1,303     $         791    $           -    $         820 (1) $       1,274
          Allowance for obsolescence -                5,574             1,432                -              412 (2)         6,594
          Inventory
                                              --------------    --------------   --------------   --------------    --------------
               Totals                         $       6,877     $       2,223    $           -    $       1,232     $       7,868
                                              ==============    ==============   ==============   ==============    ==============

Year ended December 31, 1997:
          Deducted from asset accounts:
          Allowance for doubtful accounts     $       1,274     $       1,261    $           -    $         853 (1) $       1,682
          Allowance for obsolescence -                6,594             1,474                -              437 (2)         7,631
          Inventory
          Valuation allowance - Assets
              held for sale                               -               200                -                -               200
                                              --------------    --------------   --------------   --------------    --------------
               Totals                         $       7,868     $       2,935    $           -    $       1,290     $       9,513
                                              ==============    ==============   ==============   ==============    ==============


(1)   Uncollectible accounts written off, net of recoveries

(2)  Obsolescence  allowance  related to inventory  items  transferred to flight equipment or sold