Form 10-Q
period 1998-03-31
AMTRAN INC
filed 1998-05-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998
                                       or

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

                                  (317)247-4000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes   X        No   ______

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

Common Stock, Without Par Value - 11,663,623 shares outstanding as of April 30, 1998


                                          AMTRAN, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                               March 31,            December 31,
                                                                                 1998                   1997
                                                                        --------------------   --------------------

                                ASSETS                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                            $         108,897    $           104,196
     Receivables, net of allowance for doubtful accounts
          (1998 - $2,142; 1997 - $1,682)                                             23,640                 23,266
     Inventories,  net                                                               15,201                 14,488
     Prepaid expenses and other current assets                                       19,869                 20,892
                                                                        --------------------   --------------------
Total current assets                                                                167,607                162,842

Property and equipment:
     Flight equipment                                                               482,848                463,576
     Facilities and ground equipment                                                 57,115                 54,933
                                                                        --------------------   --------------------
                                                                                    539,963                518,509
     Accumulated depreciation                                                     (263,708)              (250,828)
                                                                        --------------------   --------------------
                                                                                    276,255                267,681

Assets held for sale                                                                  7,176                  8,691
Deposits and other assets                                                            15,183                 11,643
                                                                        --------------------   --------------------

Total assets                                                              $         466,221    $           450,857
                                                                        ====================   ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                 $           4,279    $             8,975
     Accounts payable                                                                 8,132                 10,511
     Air traffic liabilities                                                         79,433                 68,554
     Accrued expenses                                                                78,467                 80,312
                                                                        --------------------   --------------------
Total current liabilities                                                           170,311                168,352

Long-term debt, less current maturities                                             177,980                182,829
Deferred income taxes                                                                37,233                 31,460
Other deferred items                                                                 10,893                 11,226

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                           -                      -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 11,837,630 - 1998; 11,829,230 - 1997                                 39,017                 38,760
     Additional paid-in-capital                                                      14,964                 15,340
     Deferred compensation - ESOP                                                   (1,066)                (1,600)
     Treasury stock: 185,000 shares                                                 (1,760)                (1,760)
     Retained earnings                                                               18,649                  6,250
                                                                        --------------------   --------------------

                                                                                     69,804                 56,990
                                                                        --------------------   --------------------

Total liabilities and shareholders' equity                                $         466,221    $           450,857
                                                                        ====================   ====================


See accompanying notes.


                                       AMTRAN, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands, except per share data)

                                                                          Three Months Ended March 31,
                                                                            1998                  1997
                                                                    -----------------------------------------
                                                                         (Unaudited)           (Unaudited)
Operating revenues:
   Scheduled service                                                $          117,889    $           82,004
   Charter                                                                      94,322               100,346
   Ground package                                                                6,437                 5,854
   Other                                                                        10,657                 6,080
                                                                    -------------------   -------------------
Total operating revenues                                                       229,305               194,284
                                                                    -------------------   -------------------

Operating expenses:
   Salaries, wages and benefits                                                 49,746                40,490
   Fuel and oil                                                                 36,778                40,671
   Depreciation and amortization                                                18,158                14,140
   Handling, landing and navigation fees                                        17,505                17,248
   Aircraft rentals                                                             12,926                14,147
   Aircraft maintenance, materials and repairs                                  12,815                11,085
   Crew and other employee travel                                                9,391                 7,920
   Passenger service                                                             8,203                 8,186
   Commissions                                                                   7,213                 5,934
   Other selling expenses                                                        5,607                 3,199
   Ground package cost                                                           5,547                 5,215
   Advertising                                                                   4,214                 3,514
   Facilities and other rentals                                                  2,371                 2,119
   Other                                                                        15,422                12,688
                                                                    -------------------   -------------------
Total operating expenses                                                       205,896               186,556
                                                                    -------------------   -------------------
Operating income                                                                23,409                 7,728

Other income (expense):
  Interest income                                                                1,042                   146
  Interest (expense)                                                           (3,254)               (1,612)
  Other                                                                             74                    55
                                                                    -------------------   -------------------
Other expense                                                                  (2,138)               (1,411)
                                                                    -------------------   -------------------

Income before income taxes                                                      21,271                 6,317
Income tax expense                                                               8,872                 3,095
                                                                    -------------------   -------------------
Net income                                                           $          12,399     $           3,222
                                                                    ===================   ===================

Basic earnings per common share:
Average shares outstanding                                                  11,565,419            11,571,847
Net income per share                                                 $            1.07     $            0.28
                                                                    ===================   ===================

Diluted earnings per common share:
Average shares outstanding                                                  12,103,580            11,796,911
Net income per share                                                 $            1.02     $            0.27
                                                                    ===================   ===================

See accompanying notes.


                                           AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                               1998                          1997
                                                                      ---------------------------------------------------
                                                                            (Unaudited)                  (Unaudited)

Operating activities:

Net income                                                            $            12,399            $            3,222
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                                 18,158                        14,140
     Deferred income taxes                                                          5,773                         2,785
     Other non-cash items                                                           (165)                            43
   Changes in operating assets and liabilities:
      Receivables                                                                   (374)                       (1,352)
      Inventories                                                                     559                         (364)
      Assets held for sale                                                              -                           409
      Prepaid expenses                                                              1,023                       (2,225)
      Accounts payable                                                            (2,379)                       (3,896)
      Air traffic liabilities                                                      10,879                         8,043
      Accrued expenses                                                            (2,005)                         (217)
                                                                      --------------------          --------------------
    Net cash provided by operating activities                                      43,868                        20,588
                                                                      --------------------          --------------------

Investing activities:

Proceeds from sales of property and equipment                                       1,030                           268
Capital expenditures                                                             (26,862)                      (20,356)
Additions to other assets                                                         (3,765)                       (5,863)
                                                                      --------------------          --------------------
   Net cash used in investing activities                                         (29,597)                      (25,951)
                                                                      --------------------          --------------------

Financing activities:

Payments on short-term debt                                                       (4,750)                             -
Payments on long-term debt                                                        (4,820)                       (2,066)
                                                                      --------------------          --------------------
   Net cash used in financing activities                                          (9,570)                       (2,066)
                                                                      --------------------          --------------------

Increase (decrease) in cash and cash equivalents                                    4,701                       (7,429)
Cash and cash equivalents, beginning of period                                    104,196                        73,382
                                                                      --------------------          --------------------
Cash and cash equivalents, end of period                              $           108,897            $           65,953
                                                                      ====================          ====================

Supplemental disclosures:

Cash payments for:
   Interest                                                           $             6,210            $            2,051
   Income taxes (refunds)                                                         (1,766)                           312


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

      The consolidated financial statements for the quarters ended March 31, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 1998, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



2.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended March 31,
                                                        1998          1997
                                                  ------------------------------
                                                  (Dollars in thousands, except
                                                   shares and per share data)
        Numerator:
            Net income                                 $12,399      $    3,222
        Denominator:
            Denominator for basic earnings per
               share - weighted average shares       1,565,419      11,571,847
            Effect of dilutive securities:
                Employee stock options                 536,661         223,564
                Restricted shares                        1,500           1,500
                                                  --------------   -------------
            Dilutive potential common shares           538,161         225,064
                                                  --------------   -------------
            Denominator for diluted earnings per
              share - adjusted weighted average
              shares                                12,103,580      11,796,911
                                                  ==============   =============
            Basic earnings per share              $   1.07         $       .28
                                                  ==============   =============
            Diluted earnings per share            $   1.02         $       .27
                                                  ==============   =============

PART I -  Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amtran is a leading provider of charter airline services and, on a targeted basis, scheduled airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 25 years and is the eleventh largest U.S. airline in terms of 1997 revenue passenger miles. ATA provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military. Scheduled service is provided through nonstop and connecting flights from the gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean.

In the first quarter of 1998 the Company generated record operating earnings and net income as compared to any quarter in the Company's 25-year history. Although all business units performed well during this period, scheduled service generated the strongest overall growth in pricing and traffic of the Company's major business units. The Company believes that several key factors were significant in producing these record profits in the first quarter of 1998.

The Company generated a consolidated 4.8% improvement in revenue per ASM ("RASM") during the first quarter of 1998 as compared to the first quarter of 1997. Military RASM increased by 7.2% due primarily to rate increases obtained for the current contract year; scheduled service RASM increased by 4.3% due to strong customer demand, even though the Company increased total capacity in this business unit by 37.8% between quarters; and commercial charter RASM increased by 3.1%.

The Company at the same time reduced its operating cost per ASM ("CASM") by 2.1% between quarters. Fuel price reductions were a significant contributor to lower operating costs. After adjusting for fuel, CASM for all other operating expenses increased by 2.9% in the first quarter of 1998, as compared to the same period of 1997, in spite of upward cost pressures in such expense lines as salaries and benefits, depreciation and amortization, and scheduled service distribution expenses. The Company remains focused on controlling growth in operating costs in 1998 so as to retain most of the benefit of strengthened revenues and lower fuel costs, and believes that most unit cost increases which did occur in the first quarter of 1998 actually provided, or will provide in future periods, offsetting benefits to operating margins through enhanced revenues or improved operating efficiencies.

In the first quarter of 1998, the Company also significantly increased average aircraft utilization as compared to the prior year, as measured by average daily block hours flown per aircraft including spares. The Boeing 757-200 fleet flew an average of 20.6% more block hours per day; the Boeing 727-200 fleet flew an average of 20.2% more block hours per day; and the Lockheed L-1011 fleet flew an average of 7.2% more block hours per day in the 1998 quarter as compared to the 1997 quarter.

The combined effects of record operating revenues, lower operating expenses, and the more productive use of aircraft generated a record operating income in the first quarter of 1998 that was more than triple the operating income of the first quarter of 1997, as well as being a record for quarterly net income. Other records established in the first quarter of 1998 included scheduled service yield of 9.09 cents and commercial charter RASM of 6.10 cents.

Results of Operations

For the quarter ended March 31, 1998, the Company earned $23.4 million in operating income, an increase of 203.9% as compared to operating income of $7.7 million in the comparable period of 1997; and the Company earned $12.4 million in net income in the first quarter of 1998, an increase of 287.5% as compared to net income of $3.2 million in the first quarter of 1997.

The Company's first quarter 1998 operating revenues increased 18.0% to $229.3 million, as compared to $194.3 million in the same period of 1997. Operating revenues per ASM increased 4.8% to 6.82 cents in the first quarter of 1998, as compared to 6.51 cents in the same period of the prior year. ASMs increased 12.7% to 3.363 billion from 2.985 billion, RPMs increased 8.3% to 2.394 billion from 2.210 billion, and passenger load factor decreased 2.8 points to 71.2% as compared to 74.0%. Yield in the first quarter of 1998 increased 9.0% to 9.58 cents per RPM, as compared to 8.79 cents per RPM in 1997. Total passengers boarded increased 10.9% to 1,560,979 in the first quarter of 1998, as compared to 1,407,128 in 1997, while total departures increased 54.7% to 14,892 from 9,629 between the same comparable periods, and block hours increased 26.4% to 39,156 in the 1998 quarter as compared to 30,969 in the 1997 quarter.

Operating expenses increased 10.3% to $205.9 million in the first quarter of 1998 as compared to $186.6 million in the comparable period of 1997. The operating cost per ASM decreased 2.1% to 6.12 cents in the first quarter of 1998 as compared to 6.25 cents in the first quarter of 1997, since the Company's operating expenses grew more slowly than the growth in seat capacity between years.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

--------------------------------------------------------------------------------
                                                            Cents per ASM
                                                        Quarter Ended March 31,
                                                 -------------------------------
                                                        1998              1997

Operating revenues:                                     6.82              6.51

Operating expenses:
    Salaries, wages and benefits                        1.48              1.36
    Fuel and oil                                        1.09              1.36
     Depreciation and amortization                      0.54              0.47
    Handling, landing and navigation fees               0.52              0.58
    Aircraft rentals                                    0.38              0.47
    Aircraft maintenance, materials and repairs         0.38              0.37
    Crew and other employee travel                      0.28              0.27
    Passenger service                                   0.24              0.27
    Commissions                                         0.21              0.20
    Other selling expenses                              0.17              0.11
     Ground package cost                                0.17              0.18
    Advertising                                         0.13              0.12
     Facility and other rents                           0.07              0.07
    Other operating expenses                            0.46              0.42
        Total operating expenses                        6.12              6.25

    Operating income                                    0.70              0.26


    ASMs (in thousands)                             3,363,030         2,984,994
--------------------------------------------------------------------------------

Quarter Ended March 31, 1998, Versus Quarter Ended March 31, 1997

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated on the Company's behalf by Chicago Express as the ATA Connection.

------------------------------------------------------------------------------------------------------
                                                       Three Months Ended March 31,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                11,178           9,629            1,549           16.09
Departures J31(a)                              3,714              --            3,714             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        14,892           9,629            5,263           54.66
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               35,606          30,969            4,637           14.97
Block Hours J31                                3,550              --            3,550             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       39,156          30,969            8,187           26.44
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,388,383       2,210,061          178,322            8.07
RPMs J31 (000s)                                6,112              --            6,112             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,394,495       2,210,061          184,434            8.35
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,351,090       2,984,994          366,096           12.26
ASMs J31 (000s)                               11,940              --           11,940             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,363,030       2,984,994          378,036           12.66
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                71.27           74.04           (2.77)          (3.74)
Load Factor J31                                51.19              --              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.20           74.04           (2.84)          (3.84)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,526,649       1,407,128          119,521            8.49
Passengers Enplaned J31                       34,330              --           34,330             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,560,979       1,407,128          153,851           10.93
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              229,305         194,284           35,021           18.03
RASM in cents (h)                               6.82            6.51             0.31            4.76
CASM in cents (i)                               6.12            6.25           (0.13)          (2.08)
Yield in cents (j)                              9.58            8.79             0.79            8.99
-----------------------------------------------------------------------------------------------------

N/M - Not meaningful

(a) Effective April 1, 1997, the Company began ATA Connection service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids under an agreement with Chicago Express. Services were expanded to include Lansing, Michigan and Madison, Wisconsin in October 1997. Services are provided using Jetstream 31 ("J31") propeller aircraft.

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

(f) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and U.S. military business units, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

(g) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(h) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (j) below for the definition of yield).

(i) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM". CASM measures the Company's effectiveness in minimizing the operating cost of producing total seat capacity.

(j) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the Company's ability to optimize the price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and U.S. military business units because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues for the first quarter of 1998 increased 18.0% to $229.3 million from $194.3 million in the first quarter of 1997. This increase was due to a $35.9 million increase in scheduled service revenues, a $4.6 million increase in other revenues, a $2.3 million increase in military charter service revenues, and a $0.5 million increase in ground package revenues, partially offset by an $8.3 million decrease in commercial charter revenues.

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated as the ATA Connection.

------------------------------------------------------------------------------------------------------
                                                       Three Months Ended March 31,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 7,095           4,991            2,104           42.16
Departures J31(a)                              3,714              --            3,714             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        10,809           4,991            5,818          116.57
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               21,085          14,926            6,159           41.26
Block Hours J31                                3,550              --            3,550             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       24,635          14,926            9,709           65.05
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,290,761         950,158          340,603           35.85
RPMs J31 (000s)                                6,112              --            6,112             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,296,873         950,158          346,715           36.49
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            1,719,042       1,256,319          462,723           36.83
ASMs J31 (000s)                               11,940              --           11,940             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    1,730,982       1,256,319          474,663           37.78
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                75.09           75.63           (0.54)          (0.71)
Load Factor J31                                51.19              --              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        74.92           75.63           (0.71)          (0.94)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                      939,785         686,496          253,289           36.90
Passengers Enplaned J31                       34,330              --           34,330             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)              974,115         686,496          287,619           41.90
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             117,889          82,004           35,885           43.76
RASM in cents (h)                               6.81            6.53             0.28            4.29
Yield in cents (j)                              9.09            8.63             0.46            5.33
Rev per segment $ (k)                         121.02          119.45             1.57            1.31
------------------------------------------------------------------------------------------------------

N/M - Not Meaningful
See footnotes (a) through (j) on pages 9-10.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the first quarter of 1998 increased 43.8% to $117.9 million from $82.0 million in the first quarter of 1997. Scheduled service revenues comprised 51.4% of consolidated revenues in the 1998 quarter, as compared to 42.2% of consolidated revenues in 1997. Scheduled service RPMs increased 36.5% to 1.297 billion from 950.2 million, while ASMs increased 37.8% to 1.731 billion from 1.256 billion, resulting in an decrease of 0.7 points in passenger load factor to 74.9% in the first quarter of 1998, from 75.6% in the same period of 1997. Scheduled service yield in the 1998 first quarter increased 5.3% to 9.09 cents from 8.63 cents in 1997, while RASM increased 4.3% to 6.81 cents from 6.53 cents between the same periods.

Scheduled service departures in the first quarter of 1998 increased 116.6% to 10,809 from 4,991 in the first quarter of 1997; block hours increased 65.1% to 24,635 in 1998, from 14,926 in 1997; and passengers boarded increased 41.9% between periods to 974,115, as compared to 686,496. Year-over-year percentage changes in departures, block hours and passengers boarded were significantly impacted by the operation of ATA Connection Jetstream 31 commuter flights in the first quarter of 1998, which did not operate in the first quarter of 1997; such operations generate comparatively less impact to ASMs and RPMs due to the small seat capacity and short stage length of ATA Connection propeller aircraft as compared to the Company's jet operations. The Company currently has a code share agreement with Chicago Express under which Chicago Express operates 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison.

The Company's first quarter 1997 scheduled service jet operations included services between Chicago-Midway and five Florida cities, Las Vegas, Phoenix, Los Angeles and San Francisco; Indianapolis to four Florida cities, Las Vegas and Cancun; Milwaukee to three Florida cities; Hawaii service from San Francisco, Los Angeles and Phoenix; and service between Orlando and San Juan and Nassau. The Company began new service in June 1997, between New York's John F. Kennedy International Airport and Chicago Midway, Indianapolis and St. Petersburg, and also added frequencies between the midwest and west coast for the 1997 summer season. New York service to Chicago-Midway and St. Petersburg was retained for the 1997-98 winter season, although service to Indianapolis was discontinued in late 1997.

The Company's first quarter 1998 jet scheduled service at Chicago-Midway accounted for approximately 48.9% of scheduled service jet departures, as compared to 48.1% of such departures in the first quarter of 1997. In addition to the single new destination to New York's Kennedy Airport from Chicago-Midway, the Company added new frequencies in 1998 to many existing markets, including Ft. Lauderdale, Orlando, St. Petersburg, Las Vegas, Phoenix, Los Angeles and San Francisco. The Company's frequencies between Chicago-Midway and Ft. Myers and Sarasota did not change significantly between quarters. All of the ATA
Connection Jetstream 31 departures in the first quarter of 1998 served Chicago-Midway from the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison, whereas such service was not in effect in the first quarter of 1997. When considering all jet and propeller services from Chicago-Midway to seventeen nonstop destinations served in the first quarter of 1998, such service accounted for 66.5% of scheduled service departures in that period, as compared to 48.1% of scheduled service departures in the first quarter of 1997.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 1998 and beyond. The Company has announced a significant expansion of Chicago-Midway jet services for the 1998 summer season. Prominent in this expansion are the addition on May 1 of three daily nonstop flights to Dallas-Ft. Worth and two daily nonstop flights to Denver, and the addition of three daily nonstop flights to San Juan, Puerto Rico on May 25. The Company has also announced three daily nonstop flights to New York's La Guardia airport beginning July 7, using slots newly awarded to the Company by the Department of Transportation. The Company will also add new frequencies to several of its existing jet markets from Chicago-Midway for the 1998 summer season, including Orlando, St. Petersburg, San Francisco, Phoenix, Ft. Lauderdale and Los Angeles. The Company expects to operate 54 average peak daily departures from Chicago-Midway and serve 21 destinations on a nonstop basis in the summer of 1998, including ATA Connection Jetstream 31 commuter services. This capacity expansion is expected to require the addition of five hundred new employees in the Chicago area by the end of 1998. In the first and second quarters of 1998 the Company will also complete an estimated $1.5 million renovation of the existing terminal facilities at Chicago-Midway to enhance its attractiveness and functionality for customers during the upcoming 1998 summer season. The Company has also announced that it will occupy 12 gates at the new Chicago-Midway terminal which is presently scheduled for completion in 2002, an increase of 100% over the six gates currently occupied in the existing terminal.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low-cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company believes that its high performance Boeing 757-200 and Boeing 727-200ADV aircraft presently give it a competitive advantage at Chicago-Midway because, unlike many aircraft flown by its competitors, these aircraft can fly larger passenger capacities substantially longer distances while operating from the airport's short runways. The Company also expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies, as compared to the Company's other gateway cities.

The Company's Indianapolis gateway accounted for 25.4% of scheduled service jet departures in the first quarter of 1998, as compared to 27.4% of such departures in the same period of 1997. In the first quarter of 1998 the Company added nonstop service to Los Angeles, Montego Bay and Nassau, and operated significantly expanded frequencies to St. Petersburg, Sarasota and Ft.
Lauderdale as compared to the first quarter of 1997. The Company operated similar frequencies in both quarters to Cancun, Las Vegas, Orlando, and Ft. Myers, and also operated limited seasonal service to San Francisco in early 1998. The Company has served Indianapolis for 25 years through the Ambassadair Travel Club, and in scheduled service since 1986. The Company believes that as the Indianapolis "hometown airline," it has developed significant brand recognition and customer loyalty in this market which provides a competitive advantage. The ATA Connection commuter service from Indianapolis to Chicago-Midway offers Indianapolis-originating customers a large selection of additional connections west to Hawaii, east to New York and south to Florida and the Caribbean which are more economically served from Indianapolis through this connection than by direct flights.

The Company's Milwaukee gateway accounted for 7.6% of scheduled service jet departures in the first quarter of 1998, as compared to 8.7% of such departures in the first quarter of 1997. The Company provided nonstop service to Orlando, St. Petersburg and Ft. Myers in both quarters, although frequencies were increased to St. Petersburg and Ft. Myers and decreased to Orlando in the first quarter of 1998 as compared to the prior year. The Company believes that it is the only low-cost choice in the Milwaukee market to these destinations.

The Company's Hawaii service accounted for 7.3% of scheduled service jet departures in the first quarter of 1998, as compared to 9.8% of such departures in the same quarter of 1997. The Company provided nonstop services in both quarters from the mainland cities of Los Angeles, San Francisco and Phoenix to both Honolulu and Maui, with connecting service between Honolulu and Maui. In addition, in the first quarter of 1998 nonstop service was operated from Seattle to Maui, which was not operated in the first quarter of 1997. The Company provides these services through a marketing alliance with Pleasant Hawaiian Holidays, a large tour operator serving leisure travelers to Hawaii from the United States. The Company uses primarily wide-body Lockheed L-1011 aircraft, supplemented with some narrow-body flights using Boeing 757-200 aircraft. Pleasant Hawaiian Holidays generally purchases approximately 80% of the available seats on these flights and markets them to their leisure customers, often in conjunction with ground arrangements. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet, and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's San Juan service accounted for 6.3% of scheduled service jet departures in the first quarter of 1998, as compared to 2.2% of such departures in the same period of 1997. The Company provided nonstop service between San Juan and Orlando in both quarters, although frequencies were significantly increased in the first quarter of 1998, at which time the Company also began nonstop service between San Juan and St. Petersburg, which was not operated in the first quarter of 1997. The Company continues to evaluate the profitability of its scheduled service business unit and may further expand scheduled service in targeted markets. The Company believes that first quarter 1998 scheduled service yields have benefited from unprecedented customer demand for air transportation in the United States during a period of constrained industry growth in seat capacity relative to this demand. The ability of the Company to increase its own scheduled service seat capacity by 37.8%, with a negligible (0.7) point loss in load factor between quarters, further underscores the fundamental strength of demand in the domestic scheduled service marketplace. The Company believes that its scheduled service product is attractively priced and has developed strong customer acceptance in the leisure and value-oriented business traveler markets that the Company has chosen to serve, and is therefore well positioned for continued profitability.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenue growth in the 1998 quarter was constrained by the reassignment of several narrow-body aircraft to scheduled service expansion and by subservice contracts with other airlines, which the Company believes are more profitable for these aircraft than the charter applications they replaced. The Company, however, continues to believe that tour operator and specialty charter are businesses where the Company's experience and size provide meaningful competitive advantage, and are businesses to which the Company remains fully committed. Commercial charter revenues accounted for 26.7% of consolidated revenues in the first quarter of 1998, as compared to 35.8% in the first quarter of 1997.

The Company is addressing its seat capacity limitations in the commercial charter business unit through the planned acquisition of long-range Lockheed L-1011 series 500 aircraft. The Company announced on April 27 that it had signed a letter of intent to purchase up to five such aircraft from Royal Jordanian Airlines, for delivery in late 1998 and throughout 1999. Although these aircraft, in respect of maintenance and cockpit design, are comparable to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the Company's commercial charter customers. If the terms of the letter of intent are satisfied, the Company expects to place these aircraft into service in commercial charter operations between December 1998 and the fourth quarter of 1999, which would provide a substantial increase in available seat capacity for the commercial charter business unit, in addition to opening new long-range market opportunities to the Company which it cannot economically or operationally serve with its existing fleet.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.


----------------------------------------------------------------------------------------------------
                                                     Three Months Ended March 31,
                                              1998             1997       Inc (Dec)     % Inc (Dec)
Departures (b)                               2,655            3,378           (723)         (21.40)
Block Hours (c)                              9,073           11,241         (2,168)         (19.29)
RPMs (000s) (d)                            827,715        1,008,711       (180,996)         (17.94)
ASMs (000s) (e)                          1,030,760        1,206,913       (176,153)         (14.60)
Passengers Enplaned (g)                    508,833          651,901       (143,068)         (21.95)
Revenue $(000s)                             61,304           69,641         (8,337)         (11.97)
RASM in cents (h)                             5.95             5.77           0.18            3.12
---------------------------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 9-10.

Commercial charter revenues derived from independent tour operators and specialty charter customers decreased 11.9% to $61.3 million in the first quarter of 1998, as compared to $69.6 million in the first quarter of 1997. Commercial charter RPMs decreased 18.0% to 827.7 million in 1998 from 1.009 billion in 1997, while ASMs decreased 14.6% to 1.031 billion from 1.207 billion. Commercial charter RASM increased 3.1% to 5.95 cents from 5.77 cents between the same periods. Commercial charter passengers boarded decreased 22.0% to 508,833 in 1998, as compared to 651,901 in 1997; departures decreased 21.4% to 2,655 in 1998, as compared to 3,378 in 1997; and block hours decreased 19.3% to 9,073 in 1998, as compared to 11,241 in 1997.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts.

The Company believes that although price is the principal competitive criterion for its commercial charter programs, product quality, reputation for reliability and delivery of services which are customized to specific needs have become increasingly important to the buyer of this product. Accordingly, as the Company continues to emphasize the growth and profitability of this business unit, it will seek to maintain its low-cost pricing advantage, while differentiating itself from competitors through the delivery of customized services and the maintenance of consistent and dependable operations. In this manner, the Company believes that it will produce significant value for its tour operator partners by delivering an attractively priced product which exceeds the leisure traveler's expectations.

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

Military/Government Charter Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31,
                                          1998            1997         Inc (Dec)     % Inc (Dec)
Departures (b)                            1,219           1,220             (1)          (0.08)
Block Hours (c)                           4,563           4,689           (126)          (2.69)
RPMs (000s) (d)                         232,361         247,731        (15,370)          (6.20)
ASMs (000s) (e)                         515,655         514,248          1,407            0.27
Passengers Enplaned (g)                  58,637          66,303         (7,666)         (11.56)
Revenue $(000s)                          33,018          30,706          2,313            7.53
RASM in cents (h)                          6.40            5.97           0.43            7.20
-----------------------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 9-10.

Charter revenues derived from the U.S. military increased 7.5% to $33.0 million in the first quarter of 1998, as compared to $30.7 million in the first quarter of 1997. In the first quarter of 1998, the Company's U.S. military revenues represented 14.4% of consolidated revenues, as compared to 15.8% in the first quarter of 1997. U.S. military RPMs decreased 6.2% to 232.4 million in 1998, from 247.7 million in 1997, while ASMs increased 0.3% to 515.7 million from
514.2 million. Military RASM increased 7.2% to 6.40 cents from 5.97 cents between the same time periods. U.S. military passengers boarded decreased 11.6% to 58,637 in 1998, as compared to 66,303 in 1997; departures increased 0.1% to 1,219 in 1998, as compared to 1,220 in 1997; and block hours decreased 2.7% to 4,563 in 1998 as compared to 4,689 in 1997.

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

The Company principally committed four Boeing 757-200 aircraft to the military charter business in both quarters, and provided substantially the same number of military ASMs between years, although the relatively faster growth in scheduled service ASMs reduced the relative share of military ASMs between years. As a result of more accurately documenting the actual costs associated with military flying, the Company was able to obtain approval for some rate increases for the U.S. military contract year ending September 30, 1998, which resulted in higher RASM in the 1998 first quarter as compared to the same quarter of the prior year.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that a larger U.S. military charter business will tend to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft has a competitive advantage to serve the transportation needs of the U.S. military. Although foreign bases have reduced troop size, the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive Federal Aviation Administration certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation ("ETOPS"), permitting these aircraft to operate missions over water to airports up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. In 1997, there was an unusual amount of both fixed award and expansion business available to the Company as compared to prior years. The Company expects that it will operate approximately as much military flying in 1998 as it did in 1997.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages exclusively to its Ambassadair club members and through its ATA Vacations subsidiary to the general public. In the first quarter of 1998, ground package revenues increased 8.5% to $6.4 million, as compared to $5.9 million in the first quarter of 1997.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. In the first quarter of 1998, total packages sold decreased 3.1%, as compared to the first quarter of 1997, while the average revenue earned for each ground package sold increased 26.3% between those periods .

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States. These packages are marketed through travel agents, as well as directly by the Company. In the first quarter of 1998, the number of ground packages sold increased 8.8%, as compared to the first quarter of 1997, while the average revenue earned for each ground package sold decreased 10.0% between these periods.

The average revenue earned by the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 75.4% to $10.7 million in the first quarter of 1998, as compared to $6.1 million in the same period of 1997, primarily due to a $2.9 million increase in revenues earned between periods by providing substitute service to other airlines. A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The Company has experienced increased demand for this type of service in 1998 due to some delays in new aircraft deliveries to several airlines from the manufacturers.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and federal taxes. Salaries, wages and benefits expense in the first quarter of 1998 increased 22.7% to $49.7 million from $40.5 million in the first quarter of 1997.

The Company increased its average equivalent employees by 15.5% between quarters in order to appropriately staff the growth in available seats offered between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Between the first quarter of 1998 and the first quarter of 1997, jet departures increased by 16.1%, jet block hours increased by 15.0%, and jet passengers boarded increased by 8.5%. Some employment growth in the first quarter of 1998 was also needed to correct for certain employee shortages in 1997, particularly in the areas of cockpit crews, reservations agents and airframe and power plant mechanics.

The average rate of pay earned by the Company's employees (including base wages and overtime but excluding benefits) was unchanged between the first quarters of 1997 and 1998. This result was due to the downward impact of the 15.5% increase in average equivalent employees on average pay in some employment categories, as new employees were often hired at lower average rates of pay than average rates in effect for existing employee groups, even though wage rate increases were given to many existing employee groups through performance or scale increases in pay between these periods.

In the first quarter of 1998, the Company recorded $2.5 million in variable compensation incurred as a result of the significant improvement in net income as compared to the same quarter of 1997, when no such compensation was earned.

Salaries, wages and benefits cost per ASM increased 8.8% in the first quarter of 1998 to 1.48 cents, as compared to 1.36 cents in 1997. The majority of this unit cost increase was attributable to the incentive compensation earned in the first quarter of 1998 which was not earned in the prior year.

Fuel and Oil. Fuel and oil expense for the first quarter of 1998 decreased 9.6% to $36.8 million from $40.7 million in the first quarter of 1997. During the first quarter of 1998, the Company consumed 10.4% more gallons of jet fuel for flying operations than during the first quarter of 1997, which resulted in an increase in fuel expense of approximately $4.9 million between periods. Jet fuel consumption increased due to the increased number of block hours of jet flying operations between quarters. The Company flew 35,606 jet block hours in the first quarter of 1998, as compared to 30,969 jet block hours in the same period of 1997, an increase of 15.0% between periods. The slower rate of growth in gallons consumed as compared to block hours flown was due to a change in the mix of block hours flown by fleet type between periods. Most of the Company's growth in block hours between quarters occurred in the narrow-body Boeing 727-200 and Boeing 757-200 fleets, which burn fuel at less than half the rate per block hour as the larger wide-body Lockheed L-1011 aircraft. In the first quarter of 1998, the percentage of jet block hours flown by the Boeing 727-200 and Boeing 757-200 fleets was 77.6%, as compared to 74.2% in the first quarter of 1997.

During the first quarter of 1998, the Company's average cost per gallon of fuel consumed decreased by 22.3% as compared to the first quarter of 1997, resulting in a decrease in fuel and oil expense of approximately $9.2 million between years. This reduction in fuel price was experienced throughout the airline industry in the first quarter of 1998 as a result of significant reductions in average crude oil and distillate product prices as compared to the same period of 1997.

During the first quarter of 1998, the Company entered into two fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases during February and March. The Company insured approximately 27.3% of first quarter 1998 gallon consumption under a swap agreement which established a specific swap price for February and March, and insured an additional 27.3% of first quarter 1998 gallon consumption under a fuel cap agreement which guaranteed a maximum price per gallon for February and March. The Company recorded $1.1 million in fuel and oil expense under the swap agreement in the first quarter of 1998, since the actual price of jet fuel was lower than the agreed swap price, and recorded fuel and oil expense of $0.3 million in the first quarter of 1998 for the fuel cap agreement. Had such agreements not been in effect in the first quarter of 1998, fuel and oil expense would have been approximately $1.4 million lower during that quarter, and the average price of fuel consumed would have been approximately 2.6 cents per gallon lower, or a total of 25.4% lower than prices paid in the first quarter of 1997.

The Company has entered into a fuel collar agreement for the second quarter of 1998, providing a fuel price minimum and maximum for a portion of gallons expected to be consumed in the second quarter. This collar agreement may impact the Company's fuel expense if the actual price of fuel is below the collar minimum price, in which case the Company must reimburse the fuel cost savings to the other party, or if it is above the collar maximum price, in which case the other party must reimburse the Company's excess fuel cost.

Also during the first quarter of 1998, the Company incurred approximately $0.4 million in fuel and oil expense to operate the Jetstream 31 aircraft pursuant to its agreement with Chicago Express, which agreement was not in effect in the first quarter of 1997.

Fuel and oil expense decreased 19.9% to 1.09 cents per ASM in the first quarter of 1998, as compared to 1.36 cents per ASM in the same quarter of 1997. This unit cost reduction was substantially due to the quarter-to-quarter decrease in the average price of fuel consumed.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 29.1% to $18.2 million in the first quarter of 1998, as compared to $14.1 million in the first quarter of 1997.

Depreciation expense attributable to owned airframes and engines increased $0.4 million in the first quarter of 1998, as compared to the same period of 1997. The Company purchased one Boeing 757-200 and one Boeing 727-200 aircraft in late 1997 which had been previously financed through operating leases, thereby increasing depreciation expense on airframes and engines between those periods. (The Company recorded a reduction in aircraft rental expense between quarters for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also incurred increased debt issue costs between years relating to debt facility and senior unsecured notes issued in July 1997; recorded additional inventory obsolescence expense for certain aircraft parts held for sale which were sold during the first quarter of 1998; and increased its investment in rotable parts and computer hardware and software. These changes resulted in an increase in depreciation expense of $0.6 million in the first quarter of 1998 as compared to the same period of 1997.

Amortization of capitalized engine and airframe overhauls increased $2.9 million in the first quarter of 1998 as compared to the first quarter of 1997, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for the Boeing 727-200 and Lockheed L-1011 fleets. Rolls-Royce-powered Boeing 757-200 aircraft, five of which were delivered new from the manufacturer between late 1995 and late 1997, are not presently generating any engine or airframe overhaul expense since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

Boeing 727-200 block hours increased 20.3% and cycles increased 21.6% in the first quarter of 1998, as compared to the first quarter of 1997. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $1.7 million in the first quarter of 1998, as compared to the first quarter of 1997, partly due to increases in flight activity, and partly due to the completion of new overhauls for Pratt & Whitney JT8D engines that power the Boeing 727-200 fleet as well as additional airframe overhauls. The number of such overhauls in service has increased as some Boeing 727-200 aircraft added to the Company's fleet in 1995 and 1996 are now undergoing their first overhauls under the Company's maintenance program.

The increase between the first quarter of 1998 and the first quarter of 1997 in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet was approximately $1.0 million, $0.6 million of which was due to an increase in total engine overhauls in service between those periods, since block hours and cycles for this fleet type did not change significantly between periods. The remaining $0.4 million of the increase was due to a quarter-to-quarter reduction in manufacturers' credits applied to overhaul costs, since fewer such credits are being earned currently than in prior years.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs did not change significantly between quarters. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization expense per ASM increased 14.9% to 0.54 cents in the first quarter of 1998, as compared to 0.47 cents in the first quarter of the prior year. This increase is primarily due to the increased amount of overhaul cost incurred to maintain the Company's Boeing 727-200 and Lockheed L-1011 airframes and engines. Airframes and engines which originally enter the Company's fleet from time to time often do not require such overhauls until several years later. Therefore, units added to the Company's fleet over the last several years are currently scheduled for or are undergoing overhaul. Such overhaul expense incurred and to be incurred is incremental in comparison to prior periods. Although the Company's fleet of new Boeing 757-200 aircraft has not yet begun this initial overhaul cycle, the Company anticipates that it will do so beginning in late 1998 and 1999, at which time increased overhaul amortization per ASM will be incurred for this fleet type as well.

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

Handling, landing and navigation fees increased by 1.7% to $17.5 million in the first quarter of 1998, as compared to $17.2 million in the first quarter of 1997. During the 1998 quarter, the average cost per system jet departure for third-party aircraft handling decreased 2.9% as compared to the 1997 quarter, and the average cost of landing fees per system jet departure decreased 5.1% between the same periods. The total number of system-wide jet departures between quarters increased by 16.1% to 11,178 from 9,629, resulting in approximately $1.5 million in volume-related handling and landing expense increases between periods. This volume-related increase was partially offset, however, by an approximately $1.1 million price-related handling and landing expense decrease between periods attributable primarily to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the shift of revenue production towards scheduled service operations in the first quarter of 1998, as compared to the same period of 1997, the Company's jet departures in the 1998 quarter included proportionately more domestic and narrow-body operations than in the 1997 quarter. In the first quarter of 1998, 80.8% of the Company's jet departures were operated with narrow-body aircraft, as compared to 77.3% in the first quarter of 1997, and 81.7% of the Company's first quarter 1998 jet departures were from domestic locations, as compared to 75.2% in the first quarter of 1997.

The cost per ASM for handling,  landing and navigation  fees decreased  10.3% to
0.52 cents in the first quarter of 1998, from 0.58 cents in the comparable 1997 period. This decrease in unit cost was primarily due to the reduced average cost of handling and landing per departure described above.

Aircraft Rentals. Aircraft rentals expense for the first quarter of 1998 decreased 8.5% to $12.9 million from $14.1 million in the first quarter of 1997. Approximately $1.4 million of this decrease was attributable to the purchase of one Boeing 757-200 aircraft and one Boeing 727-200 aircraft in September and December 1997, respectively, which had been previously financed under operating leases. (The Company incurred additional depreciation expense for these two aircraft in the first quarter of 1998 as compared to the first quarter of 1997, as is described above under "Depreciation and Amortization." )

Other transactions which affected aircraft rentals expense between quarters included: (i) the return of one Boeing 757-200 to the lessor during 1997, and the delivery of one new Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1997, which had approximately equal and offsetting impacts to rental expense between quarters; (ii) the sale/leaseback of one Boeing 727-200 in September 1997, which increased aircraft rentals expense by $0.3 million between quarters; and (iii) the cancellation of leases on three Lockheed L-1011 airframes during 1997, which reduced aircraft rentals expense by $0.1 million between quarters.

Aircraft rentals expense for the first quarter of 1998 was 0.38 cents per ASM, a decrease of 19.1% from 0.47 cents per ASM in the same period of 1997. The cancellation of the operating lease and purchase of the Boeing 757-200 aircraft during 1997 was the primary cause for this unit cost reduction, although a unit cost increase was incurred for depreciation and amortization as a result of that purchase.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for heavy check and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 15.3% to $12.8 million in the first quarter of 1998, as compared to $11.1 million in the first quarter of 1997. The cost per ASM increased by 2.7% to 0.38 cents in the 1998 quarter, as compared to 0.37 cents in the 1997 quarter.

The most significant change in maintenance expense components in the first quarter of 1998 as compared to the prior year was a $1.1 million increase in the cost of off-site contract labor. This labor is used to perform heavy maintenance checks to the Company's airframes under approved and supervised maintenance programs. The Company performed a total of 12 such airframe checks on its fleet during the first quarter of 1998, as compared to 11 such checks performed in the first quarter of 1997, an increase of 9.1% between quarters. However, in the case of the Boeing 727-200 fleet, five such checks were performed off-site by contract vendors in the 1998 quarter, while no such checks occurred off-site in the first quarter of 1997. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $0.9 million between quarters.

Many of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense based upon the actual condition of the aircraft as each lease termination date approaches, and based upon the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the first quarter of 1998 were $0.1 million lower than in the first quarter of 1997, primarily due to the negotiation of purchase options on some of the leased aircraft during the first quarter of 1998, eliminating return condition obligations existing prior to those negotiations.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of air transportation is generally more significant for the commercial charter business unit since these flights often operate between cities in which Company crews are not normally based and may involve extensive international positioning of crews. Hotel and per diem expenses are incurred for both scheduled and commercial charter services, and higher per diem and hotel rates generally apply to international assignments.

The cost of crew and other employee travel increased 19.0% to $9.4 million in the first quarter of 1998, as compared to $7.9 million in the first quarter of 1997. During the 1998 quarter, the Company's average full-time-equivalent cockpit and cabin crew employment was 17.1% higher, as compared to the 1997 quarter, even though jet block hours increased by only 15.0% between periods. Although the Company experienced some limited crew shortages in the first quarter of 1998 associated with high aircraft utilization, shortages of both cockpit and cabin crews were more significant in the first quarter of 1997, immediately following a crew furlough program occurring in the fourth quarter of 1996.

The shift in revenue production emphasis away from commercial charter and toward scheduled service in the first quarter of 1998 resulted in a 17.1% reduction in the unit cost per crew member of positioning. However, the cost per crew member of hotels and per diem expenses increased by 22.4% and 8.0%, respectively, in the 1998 quarter as compared to 1997. The unit cost increase for hotels reflected strong domestic hotel occupancy in the 1998 quarter resulting in the incurrence of higher room rates for crew members than in the prior period.

The cost per ASM for crew and other employee travel increased 3.7% to 0.28 cents in the first quarter of 1998, as compared to 0.27 cents in the comparable period of 1997.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarter of 1998 and 1997, catering represented 84.1% and 77.8%, respectively, of total passenger service expense.

The total cost of passenger service was unchanged at $8.2 million in the first quarters of 1998 and 1997. The Company experienced a decrease of approximately 1.1% in the average cost of catering each passenger, but total jet passengers boarded increased 8.5% to 1,526,649 in the first quarter of 1998, as compared to 1,407,128 in the first quarter of 1997, resulting in a $0.6 million increase in catering costs between quarters. The cost of handling passengers inconvenienced by flight delays and cancellations decreased by $0.5 million between quarters due to a reduction in the average length of such delays. Such decrease occurred even though the total number of delays over 15 minutes increased slightly between years.

The cost per ASM of passenger service decreased 11.1% to 0.24 cents in the first quarter of 1998, as compared to 0.27 cents in the first quarter of 1997.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company pays commissions to secure some commercial and military charter business. Commissions expense increased 22.0% to $7.2 million in the first quarter of 1998, as compared to $5.9 million in the first quarter of 1997. Scheduled service commissions expense increased by $1.2 million, or 27.3%, between quarters partly as a result of the 43.8% increase in total scheduled service revenues earned. This increase in commissions expense was partially offset by an industry-wide reduction in the standard travel agency commission rate from 10% to 8% during October 1997. Military charter commissions expense increased by $0.1 million due to the increased level of commissionable military revenues earned between quarters, while there was no material change in commercial charter commissions expense between periods.

The cost per ASM of commissions expense increased by 5.0% to 0.21 cents in the first quarter of 1998, as compared to 0.20 cents in the same period of 1997, primarily due to the shift in revenue production to scheduled service where higher unit rates of commission apply as compared to the commercial and military charter businesses.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems ("CSR") to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone services, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses primarily associated with single-seat sales. Other selling expenses increased 75.0% to $5.6 million in the first quarter of 1998, as compared to $3.2 million in the first quarter of 1997.

CRS fees increased $1.2 million in the first quarter of 1998, as compared to the first quarter of 1997, due to both a 67.8% increase in total CRS bookings made for the expanded scheduled service business unit between quarters, and due to a 21.2% increase in the average cost of each CRS booking made between periods. Toll-free telephone costs increased $0.4 million between periods due to higher usage related to higher reservations activity, while credit card discount expense increased $0.8 million due to higher earned revenues in scheduled service which were sold using credit card forms of payment.

Other selling cost per ASM increased 54.5% to 0.17 cents in the first quarter of 1998, as compared to 0.11 cents in the same quarter of the previous year, primarily due to the substantial growth in scheduled service ASMs between years where such selling expenses are incurred.

Ground Package Cost. Ground package cost includes the expenses incurred by the Company for hotels, car rental companies, cruise lines and similar vendors to provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 5.8% to $5.5 million in the first quarter of 1998, as compared to $5.2 million in the first quarter of 1997. The increase in cost between periods was primarily due to a 3.7% increase in the number of Ambassadair and ATA Vacations ground packages sold, together with a small increase in the average package cost between quarters.

Advertising. Advertising expense increased 20.0% to $4.2 million in the first quarter of 1998, as compared to $3.5 million in the comparable period of 1997. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in the 1998 quarter consistent with the Company's overall strategy to enhance RASM in these businesses through increases in load factor and yield. The increase in total advertising expense was smaller than the 43.8% increase in scheduled service revenues between quarters since the majority of the Company's growth in the 1998 quarter was from increased frequencies in existing markets, providing greater advertising efficiencies in the 1998 quarter as compared to total scheduled service capacity.

The cost per ASM of advertising increased 8.3% to 0.13 cents in the first quarter of 1998, as compared to 0.12 cents in the first quarter of 1997, primarily due to the substantial growth in scheduled service ASMs between years where such advertising is incurred.

Facility and Other Rentals. Facility and other rentals includes the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals increased 14.3% to $2.4 million in the first quarter of 1998, as compared to $2.1 million in the same period of 1997. This increase in facility costs was consistent with the 12.7% increase in ASMs between quarters, and was required to support the increase in flight activity at airport locations. The cost per ASM for facility and other rentals was unchanged between periods at 0.07 cents.

Other Operating Expenses. Other operating expenses increased 21.3% to $15.4 million in the first quarter of 1998, as compared to $12.7 million in the first quarter of 1997. Other operating expenses which experienced significant changes between years included (i) $1.5 million of additional costs for the Chicago Express Jetstream 31 code share agreement, which agreement was not in effect in the 1997 first quarter; (ii) $0.9 million in increased costs associated with the general growth of the Company between quarters, including such expenses as passenger reprotection on other airlines, flight simulator training for cockpit crews, computer hardware and maintenance agreements, and uncollectible accounts;
(iii) $0.4 million in increased aircraft rental costs for small corporate aircraft used primarily to position crews and aircraft parts; (iv) $0.2 million in losses on the sale of primarily surplus aircraft parts; and (v) $0.2 million in reduced hull and liability insurance expenses.

Other operating cost per ASM increased 9.5% to 0.46 cents in the first quarter of 1998, as compared to 0.42 cents in the same quarter of 1997.

Interest Income and Expense. Interest expense in the first quarter of 1998 increased 106.3% to $3.3 million, as compared to $1.6 million in the same period of 1997. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven-year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million.

The capital structure of the Company, prior to completing these new financings, provided for borrowings under the former credit facility to be constantly adjusted to meet the expected cash flow requirements of the Company, thereby minimizing the level of borrowings on which interest would be paid. Under the new capital structure of the Company, the borrowings under the 10.5% notes remain fixed at $100.0 million without regard to actual cash requirements at any point in time. During the first quarter of 1998, the weighted average borrowings were approximately $153.0 million, as compared to $85.6 million in the first quarter of 1997.

The weighted average effective interest rate applicable to the Company's borrowings in the first quarter of 1998 was 8.51%, as compared to 7.54% in the same period of 1997. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average interest rate which was applicable to borrowings under the former credit facility.

In order to minimize the interest expense impact of the $100.0 million of 10.5% unsecured notes, the Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.0 million in interest income in the first quarter of 1998, an increase of 900.0% over interest income of $0.1 million earned in the same quarter of 1997.

Income Tax Expense

In the first quarter of 1998, the Company recorded $8.9 million in income tax expense applicable to $21.3 million of pre-tax income for that year, while in the first quarter of 1997 income tax expense of $3.1 million was recognized pertaining to $6.3 million in pre-tax income. The effective tax rate applicable to the first quarter of 1998 was 41.7%, while the effective tax rate applicable to the first quarter of 1997 was 49.0%.

Income tax expense and credits in both periods were significantly affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (45% in 1998 and 50% in 1997). The effect of this permanent difference on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income approaches zero, which was the primary reason for the higher effective tax rate in the 1997 first quarter.

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

In the first quarters of 1998 and 1997, net cash provided by operating activities was $43.9 million and $20.6 million, respectively. The increase in cash provided by operating activities between quarters was attributable to such factors as increased earnings, growth in scheduled service air traffic liability associated with advanced ticket sales, and other factors.

Net cash used in investing activities was $29.6 million and $26.0 million, respectively, for the first quarters of 1998 and 1997. Such amounts primarily included capital expenditures totaling $26.9 million in the first quarter of 1998 and $20.4 million in the same period of 1997 for engine overhauls, airframe improvements and the purchase of rotable parts.

Net cash used in financing activities was $9.6 million and $2.1 million, respectively, for the first quarters of 1998 and 1997. Debt repayments in the 1998 period included $4.8 million to repay a short-term note issued in connection with the purchase of a Boeing 727-200 aircraft in December 1997, plus $4.8 million in other scheduled debt repayments.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for seven total aircraft to be delivered between late 1995 and late 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 15 RB211-535E4 engines to power the seven Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first five aircraft under these agreements in September and December 1995, November and December 1996, and November 1997, all of which were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for July 1998 and December 1998. Advanced payments totaling approximately $12.6 million ($6.3 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of March 31, 1998 and 1997 the Company had recorded $11.0 million and $5.9 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining two deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note which, as amended, matures on July 15, 1999. The note requires monthly payments of $400,000 in principal and interest from October 15, 1997 through June 15, 1999, with the balance due at maturity. The Company currently intends to sell this aircraft and repay this note, subject to a short-term rental agreement under which the aircraft would continue to be operated by the Company.

In the second quarter of 1996, the Company purchased a Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease. This aircraft was financed through a separate bridge debt facility until the completion of a sale/leaseback transaction during the third quarter of 1997. In the fourth quarter of 1997, the Company purchased an additional Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease, financing this purchase through the issuance of a short-term note and a payment of cash. The Company currently expects to finance this aircraft through a sale/leaseback transaction accounted for as an operating lease in 1998.

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

As of March 31, 1998, the Company had borrowed $30.0 million against its existing credit facility, all of which was repaid on April 1, 1998. As of March 31, 1997, the Company had borrowed $115.0 million against its existing credit facility, of which $60.0 million was repaid on April 1, 1997.

The Company also maintains a $5.0 million revolving credit facility for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of March 31, 1998 and 1997; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.5 million and $4.0 million, respectively. No amounts had been drawn against letters of credit at March 31, 1998 or 1997.

Assets Held For Sale. At March 31, 1998 the Company had classified $7.2 million in net book value of two spare Pratt & Whitney engines as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company sold two similar spare Pratt & Whitney engines, and during the first quarter of 1998 also sold related Pratt & Whitney parts and materials, neither of which sale resulted in a material gain or loss. The net book value of the two remaining spare engines approximates fair market value, and the Company continues to market these engines to users of the Pratt & Whitney power plants.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. Between 1994 and 1996, the Company repurchased 185,000 shares of common stock under this program. No shares were repurchased during 1997 or the first quarter of 1998.

Subsequent Aircraft Purchase Commitments and Options. The Company has signed purchase agreements to acquire 11 Boeing 727-200ADV aircraft at agreed prices. Nine of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased in either February, August or October 1999, depending upon the exercise of lease extension options available to the current lessee. The Company currently intends to install engine hushkits on these Boeing 727-200 aircraft in order to meet federal Stage 3 noise regulations for its fleet by December 31, 1999.

The Company has entered into a letter of intent to acquire up to five Lockheed L-1011-500 aircraft for delivery between late 1998 and late 1999. If the terms of the letter of intent are satisfied, these additional wide-body aircraft may be used in both commercial and military charter business units to serve market opportunities in Asia, South America and Europe.

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

Based upon all data currently available to the Company, it presently estimates that the total cost of meeting year 2000 standards, including computer and facilities infrastructure, aircraft and airports, will range between $6.0 and $8.0 million. Such estimated cost includes approximately $4.0 million in expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as from $2.0 to $4.0 million in labor and related expenses to perform all year 2000 project work to insure the readiness of remaining computer devices for operation after 1999. The range of labor cost estimates between $2.0 and $4.0 million is due to the different costs of internal and external labor needed to perform this work, as well as the potential increase in all technology labor costs due to year 2000-related skills shortages which may occur before the end of 1999. Approximately 40% of the aforementioned costs are related to already budgeted 1998 systems upgrade or replacement projects which are being pursued for reasons other than year 2000 compliance, however, year 2000 compliance will be one of the by-products. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all year 2000 activities as testing and implementation proceeds through the end of 1999. The Company expects to incur most of these costs during 1998 and 1999, with no significant portion of these costs having been incurred in 1997.

Forward-Looking Information

Information contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Therefore, where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but the Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

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

5. The vast majority of the Company's scheduled service and commercial charter business, other than U.S. military, is leisure travel. Since leisure travel is largely discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

6. The  Company  is  subject  to the risk  that one or more  customers  who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 14.4% and 15.8%, respectively, of consolidated revenues in the first quarters of 1998 and 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

7. More than two-thirds of the Company's operating revenues are sold by travel agents and tour operators who generally have a choice of airlines when booking a customer's travel. Although the Company intends to offer attractive and competitive products to travel agents and tour operators and further intends to maintain favorable relationships with them, any significant actions by large numbers of travel agencies or tour operators to favor other airlines, or to disfavor the Company, could have a material adverse effect on the Company.

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

11. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 17.9% and 21.8%, respectively, of operating expenses in the first quarters of 1998 and 1997. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, a significant increase in fuel prices could have a material adverse effect on the demand for the Company's services at profitable prices.

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

13. The Company is subject to regulation under the jurisdictions of the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") and by certain other governmental agencies, such as the Federal Communications Commission, the Commerce Department, the Customs Service, the Immigration and Naturalization Service, the Animal and Plant Inspection Service of the Department of Agriculture, and the Environmental Protection Agency. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA in recent years has issued a number of aircraft maintenance directives and other regulations requiring action by the Company on such matters as collision avoidance systems, airborne wind shear avoidance systems, noise abatement, airworthiness of aging aircraft and increased inspection requirements. Other laws and regulations have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes and takeoff or landing slots at certain airports. The Company cannot predict the nature of future changes in laws or regulations to which it may become subject, and such laws and regulations could have a material adverse effect on the financial condition of the Company.

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


                                             Amtran, Inc.
                                             (Registrant)




Date     May 14, 1998     John P. Tague
                          President and Chief Executive Officer
                          Director




Date     May 14, 1998     James W. Hlavacek
                          Executive Vice President, Chief Operating Officer
                            and President of ATA Training Corporation
                          Director




Date     May 14, 1998     Kenneth K. Wolff
                          Executive Vice President and Chief Financial Officer
                          Director




Date     May 14, 1998     Dalen D. Thomas
                          Senior Vice President, Sales, Marketing and Strategic
                             Planning
                          Director