Form 10-Q
period 1998-06-30
AMTRAN INC
filed 1998-07-28
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998
                                       or

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

Common Stock, Without Par Value - 11,715,003 shares outstanding as of July 15, 1998

PART I - Financial Information
Item 1 - Financial Statements

                                             AMTRAN, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                                                    June 30,             December 31,
                                                                                      1998                   1997
                                                                              -------------------    --------------------

                                   ASSETS                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $         112,270    $           104,196
     Receivables, net of allowance for doubtful accounts
          (1998 - $1,665; 1997 - $1,682)                                                  26,853                 23,266
     Inventories,  net                                                                    16,226                 14,488
     Prepaid expenses and other current assets                                            22,165                 20,892
                                                                              -------------------   --------------------
Total current assets                                                                     177,514                162,842

Property and equipment:
     Flight equipment                                                                    510,114                463,576
     Facilities and ground equipment                                                      59,347                 54,933
                                                                              -------------------   --------------------
                                                                                         569,461                518,509
     Accumulated depreciation                                                          (274,523)              (250,828)
                                                                              -------------------   --------------------
                                                                                         294,938                267,681

Assets held for sale                                                                       7,176                  8,691
Deposits and other assets                                                                 12,865                 11,643
                                                                              -------------------   --------------------

Total assets                                                                   $         492,493    $           450,857
                                                                              ===================   ====================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                      $           4,315    $             8,975
     Accounts payable                                                                     14,184                 10,511
     Air traffic liabilities                                                              71,959                 68,554
     Accrued expenses                                                                     91,460                 80,312
                                                                              -------------------   --------------------
Total current liabilities                                                                181,918                168,352

Long-term debt, less current maturities                                                  172,150                182,829
Deferred income taxes                                                                     43,168                 31,460
Other deferred items                                                                      11,370                 11,226

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                                -                      -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued  11,877,998  - 1998; 11,829,230 - 1997                                    39,671                 38,760
     Additional paid-in-capital                                                           14,719                 15,340
     Deferred compensation - ESOP                                                        (1,066)                (1,600)
     Treasury stock: 193,506 shares 1998; 185,000 shares 1997                            (1,881)                (1,760)
     Retained earnings                                                                    32,444                  6,250
                                                                              -------------------   --------------------

                                                                                          83,887                 56,990
                                                                              -------------------   --------------------

Total liabilities and shareholders' equity                                     $         492,493    $           450,857

                                                                              ===================   ====================

See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                                                 AMTRAN, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in thousands, except per share data)

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                        1998                1997                1998                1997
                                                -------------------------------------   -------------------------------------
                                                  (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service                            $        131,594    $         87,253    $        249,483    $        169,257
   Charter                                                90,492              93,019             184,814             193,365
   Ground package                                          5,100               5,171              11,537              11,025
   Other                                                  11,278               6,744              21,935              12,824
                                                -----------------   -----------------   -----------------   -----------------
Total operating revenues                                 238,464             192,187             467,769             386,471
                                                -----------------   -----------------   -----------------   -----------------

Operating expenses:
   Salaries, wages and benefits                           52,607              43,917             102,353              84,407
   Fuel and oil                                           35,307              36,399              72,085              77,070
   Depreciation and amortization                          21,523              15,296              39,681              29,436
   Handling, landing and navigation fees                  17,772              17,214              35,277              34,462
   Aircraft maintenance, materials and repairs            14,380              13,840              27,195              24,925
   Aircraft rentals                                       12,923              14,137              25,849              28,284
   Crew and other employee travel                         10,497               9,386              19,888              17,306
   Passenger service                                       8,509               7,588              16,712              15,774
   Commissions                                             7,375               6,655              14,588              12,589
   Other selling expenses                                  5,572               3,595              11,179               6,794
   Advertising                                             4,815               3,144               9,029               6,658
   Ground package cost                                     4,341               4,279               9,888               9,494
   Facility and other rentals                              2,238               2,232               4,609               4,351
   Other                                                  15,961              13,484              31,383              26,172
                                                -----------------   -----------------   -----------------   -----------------
Total operating expenses                                 213,820             191,166             419,716             377,722
                                                -----------------   -----------------   -----------------   -----------------

Operating income                                          24,644               1,021              48,053               8,749

Other income (expense):
   Interest income                                         1,176                  79               2,218                 225
   Interest (expense)                                    (3,213)             (1,708)             (6,467)             (3,320)
   Other                                                      42                 128                 116                 183
                                                -----------------   -----------------   -----------------   -----------------
Other expenses                                           (1,995)             (1,501)             (4,133)             (2,912)
                                                -----------------   -----------------   -----------------   -----------------

Income (loss) before income taxes                         22,649               (480)              43,920               5,837
Income taxes                                               8,854                 269              17,726               3,364
                                                -----------------   -----------------   -----------------   -----------------
Net income (loss)                                 $       13,795      $        (749)      $       26,194      $        2,473
                                                =================   =================   =================   =================

Basic earnings per common share:
Average shares outstanding                            11,624,356          11,575,653          11,595,050          11,573,761
Net income (loss) per share                       $         1.19      $       (0.06)      $         2.26      $         0.21
                                                =================   =================   =================   =================

Diluted earnings per common share:
Average shares outstanding                            13,159,403          11,575,653          12,631,404          11,798,161
Net income (loss) per share                       $         1.05      $       (0.06)      $         2.07      $         0.21
                                                =================   =================   =================   =================


See accompanying notes.

PART I - Financial Information
Item 1 - Financial Statements

                                          AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                                                 Six Months Ended June 30,
                                                                               1998                     1997
                                                                          -----------------------------------------
                                                                           (Unaudited)               (Unaudited)

Operating activities:

Net  income                                                           $           26,194         $       2,473
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                                39,681                29,436
     Deferred income taxes                                                        11,708                 5,323
     Other non-cash items                                                            593                 2,312
   Changes in operating assets and liabilities:
      Receivables                                                                (3,587)               (3,007)
      Inventories                                                                  (533)               (1,627)
      Assets held for sale                                                             -                  273
      Prepaid expenses                                                           (1,273)               (3,695)
      Accounts payable                                                             3,673               (5,656)
      Air traffic liabilities                                                      3,405                7,889
      Accrued expenses                                                            11,419                4,328
                                                                      -------------------       -----------------
    Net cash provided by operating activities                                     91,280               38,049
                                                                      -------------------       -----------------

Investing activities:

Proceeds from sales of property and equipment                                      1,039                  391
Capital expenditures                                                            (67,025)              (36,720)
Additions to other assets                                                        (1,709)               (4,369)
                                                                      -------------------       -----------------
   Net cash used in investing activities                                        (67,695)              (40,698)
                                                                      -------------------       -----------------

Financing activities:

Purchase of treasury stock                                                         (121)                     -
Payments on short-term debt                                                      (4,750)                     -
Payments on long-term debt                                                      (10,640)               (5,337)
                                                                      -------------------       ---------------
   Net cash used in financing activities                                        (15,511)               (5,337)
                                                                      -------------------       ---------------

Increase (decrease) in cash and cash equivalents                                   8,074               (7,986)
Cash and cash equivalents, beginning of period                                   104,196               73,382
                                                                      -------------------       ---------------
Cash and cash equivalents, end of period                              $          112,270         $     65,396
                                                                      ===================       ===============

Supplemental disclosures:

Cash payments for:
   Interest                                                           $            7,206         $      3,656
   Income taxes (refunds)                                                          3,942                 (320)



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

      The consolidated financial statements for the quarters ended June 30, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 1998, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended June 30,
                                                                                 1998 1997
                                                                -------------------------------------------
                                                                       (Dollars in thousands, except
                                                                        shares and per share data)
           Numerator:
               Net income (loss)                                           $13,795                 $(749)
           Denominator:
               Denominator for basic earnings per
                    share - weighted average shares                     11,624,356             11,575,653
               Effect of dilutive securities:
                   Employee stock options                                1,534,045                      -
                   Restricted shares                                         1,002                      -
                                                              ---------------------  ---------------------
                Dilutive potential common shares                         1,535,047                      -
                                                              ---------------------  ---------------------
                Denominator for diluted earnings per
                   share - adjusted weighted average shares             13,159,403             11,575,653
                                                              =====================  =====================
                Basic earnings per share
                                                                     $1.19                 $(0.06)
                                                              =====================  =====================
                Diluted earnings per share
                                                                     $1.05                 $(0.06)
                                                              =====================  =====================


                                                                          Six Months Ended June 30,
                                                                           1998                  1997
                                                                -------------------------------------------
                                                                       (Dollars in thousands, except
                                                                        shares and per share data)
           Numerator:
               Net income                                                  $26,194                 $2,473
           Denominator:
               Denominator for basic earnings per
                    share - weighted average shares                     11,595,050             11,573,761
               Effect of dilutive securities:
                   Employee stock options                                1,035,352                222,900
                   Restricted shares                                         1,002                  1,500
                                                              ---------------------  ---------------------
                Dilutive potential common shares                         1,036,354                224,400
                                                              ---------------------  ---------------------
                Denominator for diluted earnings per
                   share - adjusted weighted average shares             12,631,404             11,798,161
                                                              =====================  =====================
                Basic earnings per share                                     $2.26                  $0.21
                                                              =====================  =====================
                Diluted earnings per share                                   $2.07                  $0.21
                                                              =====================  =====================


3.    Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. As of June 30, 1998, the Company had repurchased 193,506 shares at a total cost of $1.9 million.

      The Company's 1993 Incentive Stock Plan for Key Employees (1993 Plan) authorized the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees (1996 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods up to three years of continued employment.

      A summary of common stock option changes follows:

                                                            Number of            Weighted-Average
                                                               Shares             Exercise Price

                                                                                   (In dollars)

        Outstanding at December 31, 1997                    2,512,400                  $ 9.06

        Granted                                              412,200                   $ 9.63

        Exercised                                             48,768                   $ 9.77

        Canceled                                              20,400                   $ 8.99
                                                          ---------------

        Outstanding at June 30, 1998                        2,855,432                  $ 9.18
                                                          ===============

        Options exercisable at December 31, 1997             390,232                   $12.02
                                                          ===============

        Options exercisable at June 30, 1998                1,162,631                  $ 9.60
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

      Options outstanding at June 30, 1998, expire from August 2003 to June 2008. A total of 1,044,568 shares are reserved for future grants as of June 30, 1998, under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at June 30, 1998:

        Range of Exercise Prices                                       $7 - 11     $12 - 20

        Options outstanding:
          Weighted-Average Remaining Contractual Life                8.1 years    6.7 years
          Weighted-Average Exercise Price                                $8.54       $14.63
          Number                                                     2,556,332      299,100

        Options exercisable:
          Weighted-Average Exercise Price                               $8.28        $14.69
          Number                                                      923,774       238,857



PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations



Quarter and Six Months Ended June 30, 1998, Versus Quarter and Six Months Ended June 30, 1997

Overview

Amtran is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 25 years and is the eleventh largest U.S. airline in terms of 1997 revenues and revenue passenger miles ("RPMs"). ATA provides scheduled service through nonstop and connecting flights from the gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the second quarter of 1998, the Company generated record operating earnings and net income as compared to any quarter in the Company's 25-year history. In combination with strong first quarter 1998 operating earnings and net income, the Company also generated record operating earnings and net income in the first six months of 1998, as compared to any six-month period in the Company's history. These results were primarily due to the effects of record operating revenues, lower operating expenses and greater utilization of aircraft.

The Company generated a consolidated 9.9% and 7.2% improvement, respectively, in revenue per available seat mile ("RASM") during the second quarter of 1998 and the six months ended June 30, 1998, as compared to the same periods of 1997. Scheduled service RASM increased by 15.3% and 10.1%, respectively, in the second quarter of 1998 and the six months ended June 30, 1998, as compared to the same periods of the prior year due to strong customer demand, and the Company increased its total capacity in this business unit by 30.7% between the second quarters of 1998 and 1997, and by 34.0% between the six months ended June 30, 1998 and 1997. Commercial charter RASM increased by 7.3% between the second quarter of 1998 and the second quarter of 1997, and by 4.9% between the six month periods ended June 30, 1998 and 1997. Military RASM increased by 3.4% in the second quarter of 1998 and 5.3% in the six months ended June 30, 1998, as compared to the same periods of 1997, due primarily to rate increases obtained for the current contract year ending September 30, 1998.

The Company at the same time reduced its operating cost per available seat mile ("CASM") by 1.0% between the second quarter of 1998 and the second quarter of 1997, and by 1.6% between the six-month periods ended June 30, 1998 and 1997. Fuel price reductions were a significant contributor to lower operating costs between both sets of periods. After adjusting for fuel, CASM for all other operating expenses increased by 2.2% in the second quarter of 1998, as compared to the second quarter of 1997, and by 2.4% in the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, despite strong upward cost pressures in such expense categories as salaries and benefits and depreciation and amortization. The Company remains focused on controlling operating costs in 1998 so as to retain most of the benefit of strengthened revenues and lower fuel costs on results of operations.

In the second quarter of 1998, and for the six months ended June 30, 1998, the Company also significantly increased average aircraft utilization as compared to the same periods of 1997, as measured by average daily block hours flown per aircraft in service, including spares. The Boeing 727-200 fleet flew an average of 25.6% more block hours per day in the second quarter of 1998 as compared to the second quarter of 1997, and 22.9% more block hours per day in the six months ended June 30, 1998, as compared to the same period of the prior year. The Boeing 757-200 fleet flew an average of 7.4% more block hours per day in the second quarter of 1998, as compared to the second quarter of 1997, and 13.8% more block hours per day in the six months ended June 30, 1998, as compared to the same period of the prior year. The Lockheed L-1011 fleet flew an average of 13.3% more block hours per day in the second quarter of 1998, as compared to the second quarter of 1997, and 10.3% more block hours per day in the six months ended June 30, 1998, as compared to the same period of the prior year.

Results of Operations

For the quarter ended June 30, 1998, the Company earned $24.6 million in operating income, as compared to an operating income of $1.0 million in the comparable quarter of 1997; and the Company earned $48.1 million in operating income in the six months ended June 30, 1998, as compared to an operating income of $8.7 million in the six months ended June 30, 1997.

For the quarter ended June 30, 1998, the Company earned $13.8 million in net income, as compared to a net loss of $0.7 million in the comparable quarter of 1997; and the Company earned $26.2 million in net income in the six months ended June 30, 1998, as compared to net income of $2.5 million earned in the six months ended June 30, 1997.

The Company's second quarter 1998 operating revenues increased 24.1% to $238.5 million, as compared to $192.2 million in the same period of 1997. Operating revenues per ASM increased 9.9% to 6.80 cents in the second quarter of 1998, as compared to 6.19 cents in the same period of the prior year. Available seat miles ("ASMs") increased 13.0% to 3.508 billion from 3.105 billion, RPMs increased 13.3% to 2.499 billion from 2.205 billion, and passenger load factor increased 0.2 points to 71.2% as compared to 71.0%. Yield in the second quarter of 1998 increased 9.5% to 9.54 cents per RPM, as compared to 8.71 cents per RPM in 1997. Total passengers boarded increased 20.1% to 1,614,422 in the second quarter of 1998, as compared to 1,343,698 in the second quarter of 1997, while total departures increased 26.1% to 15,862 from 12,581 between the same comparable periods, and block hours increased 17.4% to 40,738 in the 1998 second quarter, as compared to 34,703 in the 1997 second quarter.

The Company's operating revenues for the six months ended June 30, 1998, increased 21.0% to $467.8 million, as compared to $386.5 million in the same period of 1997. Operating revenues per ASM increased 7.2% to 6.81 cents in the six months ended June 30, 1998, as compared to 6.35 cents in the same period of the prior year. ASMs increased 12.8% to 6.871 billion from 6.090 billion, RPMs increased 10.8% to 4.894 billion from 4.415 billion, and passenger load factor decreased 1.3 points to 71.2% as compared to 72.5%. Yield in the six months ended June 30, 1998 increased 9.3% to 9.56 cents per RPM, as compared to 8.75 cents per RPM in 1997. Total passengers boarded increased 15.4% to 3,175,401 in the six months ended June 30, 1998, as compared to 2,750,826 in the same period of 1997, while total departures increased 38.5% to 30,754 from 22,210 between the same comparable periods, and block hours increased 21.7% to 79,894 in the six months ended June 30, 1998, as compared to 65,672 in the six months ended June 30, 1997.

Operating expenses increased 11.8% to $213.8 million in the second quarter of 1998, as compared to $191.2 million in the second quarter of 1997, and operating expenses increased 11.1% to $419.7 million in the six months ended June 30, 1998, as compared to $377.7 million in the same period of 1997. Operating expense per ASM decreased 1.0% to 6.10 cents in the second quarter of 1998, as compared to 6.16 cents in the second quarter of 1997, while operating expense per ASM decreased 1.6% to 6.11 cents in the six months ended June 30, 1998, as compared to 6.21 cents in the same period of 1997.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                              Cents Per ASM                       Cents Per ASM
                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                          1998              1997              1998              1997

Total operating revenues                                  6.80              6.19              6.81              6.35

Operating expenses:
    Salaries, wages and benefits                          1.50              1.41              1.49              1.39
    Fuel and oil                                          1.01              1.17              1.05              1.27
    Depreciation and amortization                         0.61              0.49              0.58              0.48
     Handling, landing and navigation fees                0.51              0.56              0.51              0.57
    Aircraft maintenance, materials and repairs           0.41              0.45              0.40              0.41
     Aircraft rentals                                     0.37              0.46              0.38              0.46
    Crew and other employee travel                        0.30              0.30              0.29              0.28
    Passenger service                                     0.24              0.25              0.24              0.26
    Commissions                                           0.21              0.21              0.21              0.21
    Other selling expenses                                0.16              0.12              0.16              0.11
    Advertising                                           0.14              0.10              0.13              0.11
    Ground package cost                                   0.12              0.14              0.14              0.16
     Facility and other rentals                           0.06              0.07              0.07              0.07
    Other                                                 0.46              0.43              0.46              0.43

Total operating expenses                                  6.10              6.16              6.11              6.21

Operating income                                          0.70              0.03              0.70              0.14

ASMs (in thousands)                                    3,507,906         3,105,148          6,870,936         6,090,142


Consolidated Flight Operations and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated on the Company's behalf by Chicago Express as the ATA Connection.


------------------------------------- ----------------------------------------------------------------
                                                        Three Months Ended June 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                11,696           9,644            2,052           21.28
Departures J31(a)                              4,166           2,937            1,229           41.85
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        15,862          12,581            3,281           26.08
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               36,763          31,574            5,189           16.43
Block Hours J31                                3,975           3,129              846           27.04
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       40,738          34,703            6,035           17.39
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,491,215       2,199,310          291,905           13.27
RPMs J31 (000s)                                8,122           6,046            2,076           34.34
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,499,337       2,205,356          293,981           13.33
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,494,628       3,095,292          399,336           12.90
ASMs J31 (000s)                               13,278           9,856            3,422           34.72
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,507,906       3,105,148          402,758           12.97
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                71.29           71.05             0.24            0.34
Load Factor J31                                61.17           61.34           (0.17)          (0.28)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.25           71.02             0.23            0.32
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,567,967       1,312,125          255,842           19.50
Passengers Enplaned J31                       46,455          31,573           14,882           47.14
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,614,422       1,343,698          270,724           20.15
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              238,464         192,187           46,277           24.08
RASM in cents (h)                               6.80            6.19             0.61            9.85
CASM in cents (i)                               6.10            6.16           (0.06)          (0.97)
Yield in cents (j)                              9.54            8.71             0.83            9.53
------------------------------------- --------------- --------------- ---------------- ---------------

  See footnotes (a) through (j) on pages 13-14.



------------------------------------- ----------------------------------------------------------------
                                                         Six Months Ended June 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                22,874          19,273            3,601           18.68
Departures J31(a)                              7,880           2,937            4,943          168.30
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        30,754          22,210            8,544           38.47
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               72,369          62,543            9,826           15.71
Block Hours J31                                7,525           3,129            4,396          140.49
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       79,894          65,672           14,222           21.66
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            4,879,598       4,409,371          470,227           10.66
RPMs J31 (000s)                               14,234           6,046            8,188          135.43
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    4,893,832       4,415,417          478,415           10.84
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            6,845,718       6,080,286          765,432           12.59
ASMs J31 (000s)                               25,218           9,856           15,362          155.86
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    6,870,936       6,090,142          780,794           12.82
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                71.28           72.52           (1.24)          (1.71)
Load Factor J31                                56.44           61.34           (4.90)          (7.99)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.23           72.50           (1.27)          (1.75)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    3,094,616       2,719,253          375,363           13.80
Passengers Enplaned J31                       80,785          31,573           49,212          155.87
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            3,175,401       2,750,826          424,575           15.43
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              467,769         386,471           81,298           21.04
RASM in cents (h)                               6.81            6.35             0.46            7.24
CASM in cents (i)                               6.11            6.21           (0.10)          (1.61)
Yield in cents (j)                              9.56            8.75             0.81            9.26
------------------------------------- --------------- --------------- ---------------- ---------------

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

(f) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and military/government charter, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of charter flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

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

(i) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM." CASM measures the Company's unit cost using total available seat capacity.

j) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues for the second quarter of 1998 increased 24.1% to $238.5 million from $192.2 million in the second quarter of 1997. This increase was due to a $44.4 million increase in scheduled service revenues, a $4.5 million increase in other revenues, and a $3.2 million increase in commercial charter revenues, partially offset by a $5.7 million decrease in military/government charter revenues and a $0.1 million decrease in ground package revenues.

Total operating revenues for the six months ended June 30, 1998, increased 21.0% to $467.8 million from $386.5 million in the six months ended June 30, 1997. This increase was due to an $80.2 million increase in scheduled service revenues, a $9.1 million increase in other revenues and a $0.5 million increase in ground package revenues, partially offset by a $5.1 million decrease in commercial charter revenues, and a $3.4 million decrease in military/government charter revenues.

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated as the ATA Connection.

------------------------------------- ----------------------------------------------------------------
                                                        Three Months Ended June 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 7,736           5,463            2,273           41.61
Departures J31(a)                              4,166           2,937            1,229           41.85
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        11,902           8,400            3,502           41.69
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               23,000          16,946            6,054           35.73
Block Hours J31                                3,975           3,129              846           27.04
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       26,975          20,075            6,900           34.37
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,486,947       1,114,453          372,494           33.42
RPMs J31 (000s)                                8,122           6,046            2,076           34.34
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,495,069       1,120,499          374,570           33.43
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            1,904,080       1,457,433          446,647           30.65
ASMs J31 (000s)                               13,278           9,856            3,422           34.72
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    1,917,358       1,467,289          450,069           30.67
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                78.09           76.47             1.62            2.12
Load Factor J31                                61.17           61.34           (0.17)          (0.28)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        77.98           76.37             1.61            2.11
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,053,061         751,791          301,270           40.07
Passengers Enplaned J31                       46,455          31,573           14,882           47.14
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,099,516         783,364          316,152           40.36
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             131,594          87,253           44,341           50.82
RASM in cents (h)                               6.86            5.95             0.91           15.29
Yield in cents (j)                              8.80            7.79             1.01           12.97
Rev per segment $ (k)                         119.68          111.38             8.30            7.45
------------------------------------- --------------- --------------- ---------------- ---------------

  See footnotes (a) through (j) on pages 13-14.
  See footnote (k) on page 16.


------------------------------------- ----------------------------------------------------------------
                                                         Six Months Ended June 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                14,831          10,454            4,377           41.87
Departures J31(a)                              7,880           2,937            4,943          168.30
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        22,711          13,391            9,320           69.60
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               44,085          31,872           12,213           38.32
Block Hours J31                                7,525           3,129            4,396          140.49
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       51,610          35,001           16,609           47.45
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,777,708       2,064,611          713,097           34.54
RPMs J31 (000s)                               14,234           6,046            8,188          135.43
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,791,942       2,070,657          721,285           34.83
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,623,122       2,713,752          909,370           33.51
ASMs J31 (000s)                               25,218           9,856           15,362          155.86
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,648,340       2,723,608          924,732           33.95
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                76.67           76.08             0.59            0.78
Load Factor J31                                56.44           61.34           (4.90)          (7.99)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        76.53           76.03             0.50            0.66
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,992,846       1,438,287          554,559           38.56
Passengers Enplaned J31                       80,785          31,573           49,212          155.87
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            2,073,631       1,469,860          603,771           41.08
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             249,483         169,257           80,226           47.40
RASM in cents (h)                               6.84            6.21             0.63           10.14
Yield in cents (j)                              8.94            8.17             0.77            9.42
Rev per segment $ (k)                         120.31          115.15             5.16            4.48
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 13-14.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the second quarter of 1998 increased 50.7% to $131.6 million from $87.3 million in the second quarter of 1997. Scheduled service revenues comprised 55.2% of consolidated revenues in the 1998 second quarter, as compared to 45.4% of consolidated revenues in the same period of 1997. Scheduled service RPMs increased 33.5% to 1.495 billion from 1.120 billion, while ASMs increased 30.7% to 1.917 billion from 1.467 billion, resulting in an increase of 1.6 points in passenger load factor to 78.0% in the second quarter of 1998, from 76.4% in the same period of 1997. Scheduled service yield in the 1998 second quarter increased 13.0% to 8.80 cents from 7.79 cents in the second quarter of 1997, while RASM increased 15.3% to 6.86 cents from
5.95 cents between the same periods.

Scheduled service revenues in the six months ended June 30, 1998, increased 47.4% to $249.5 million from $169.3 million in the six months ended June 30, 1997. Scheduled service revenues comprised 53.3% of consolidated revenues in the six months ended June 30, 1998, as compared to 43.8% of consolidated revenues in the same period of 1997. Scheduled service RPMs increased 34.8% to 2.792 billion from 2.071 billion, while ASMs increased 33.9% to 3.648 billion from 2.724 billion, resulting in an increase of 0.5 points in passenger load factor to 76.5% in the six months ended June 30, 1998, from 76.0% in the same period of 1997. Scheduled service yield in the six months ended June 30, 1998, increased 9.4% to 8.94 cents from 8.17 cents in the six months ended June 30, 1997, while RASM increased 10.1% to 6.84 cents from 6.21 cents between the same periods.

Scheduled service departures in the second quarter of 1998 increased 41.7% to 11,902 from 8,400 in the second quarter of 1997; block hours increased 34.4% to 26,975 in the second quarter of 1998, from 20,075 in the second quarter of 1997; and passengers boarded increased 40.4% between periods to 1,099,516, as compared to 783,364. Scheduled service departures in the six months ended June 30, 1998, increased 69.6% to 22,711 from 13,391 in the six months ended June 30, 1997;
block hours increased 47.5% to 51,610 in the six months ended June 30, 1998, from 35,001 in the six months ended June 30, 1997; and passengers boarded increased 41.1% between periods to 2,073,631, as compared to 1,469,860. Period-to-period percentage changes in departures, block hours and passengers boarded were significantly impacted by the operation of ATA Connection Jetstream 31 commuter flights in the six months ended June 30, 1998, which operated only during the three months ended June 30, 1997. Such operations generate comparatively less impact to ASMs and RPMs due to the small seat capacity and short stage length of ATA Connection propeller aircraft as compared to the Company's jet operations. The Company currently has a code share agreement with Chicago Express under which Chicago Express operates 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison.

The Company's second quarter 1998 scheduled service at Chicago-Midway accounted for approximately 48.2% of scheduled service ASMs and 68.5% of scheduled service departures, as compared to 42.4% and 63.1%, respectively, in the second quarter of 1997. On May 1, 1998, the Company began three daily nonstop flights to Dallas-Ft. Worth and two daily nonstop flights to Denver, and added three daily nonstop flights to San Juan, Puerto Rico on May 26, none of which services were provided during the second quarter of 1997. In addition to these new services, the Company added frequencies in the second quarter of 1998 to most existing jet markets, including Ft. Lauderdale, Orlando, St. Petersburg, Las Vegas, Phoenix, Los Angeles, and San Francisco. Flight frequencies to Ft. Myers and Sarasota did not change significantly between periods. ATA Connection Jetstream 31 flights in the second quarters of 1998 and 1997 served Chicago-Midway from the cities of Indianapolis, Milwaukee, Des Moines, Dayton, and Grand Rapids; frequencies were increased in all of these markets in the 1998 second quarter as compared to the same period of 1997 except for Indianapolis, where frequencies did not change significantly between periods. In addition, the Company operated ATA Connection Jetstream 31 service between Chicago-Midway and the cities of Lansing and Madison in the second quarter of 1998, while such service was not operated in the same period of 1997. During the six months ended June 30, 1998, scheduled service at Chicago-Midway accounted for approximately 46.3% of scheduled service ASMs and 65.9% of scheduled service departures, as compared to 43.2% and 57.5%, respectively, in the six months ended June 30, 1997.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 1998 and beyond. In addition to the new markets and expanded service to many existing markets described above, the Company began three daily nonstop flights to New York's La Guardia airport on July 7, 1998 using slots newly awarded to the Company by the Department of Transportation ("DOT"). The Company expects to operate 57 peak daily jet and commuter departures from Chicago-Midway and serve 21 destinations on a nonstop basis in the summer of 1998, as compared to 15 nonstop destinations served in the summer of 1997. This capacity expansion is expected to require the addition of five hundred new employees in the Chicago area by the end of 1998. By the third quarter of 1998, the Company will also complete an estimated $1.5 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company has also announced that it will occupy 13 gates at the new Chicago-Midway terminal which is presently scheduled for completion in 2002, an increase of more than 100% over the six gates currently occupied in the existing terminal.

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

The Company's Hawaii service accounted for 21.8% of scheduled service ASMs and 5.4% of scheduled service departures in the second quarter of 1998, as compared to 24.7% and 6.6%, respectively, in the second quarter of 1997. The Company provided nonstop services in both quarters from the mainland cities of Los Angeles, San Francisco and Phoenix to both Honolulu and Maui, with connecting service between Honolulu and Maui. In addition, in the second quarter of 1998, seasonal nonstop service (discontinued after May) was operated from Seattle to Maui, which was not operated in the second quarter of 1997, and seasonal nonstop service was begun in May 1998 from San Diego to Honolulu, which was also not operated in 1997. The Company provides these services through a marketing alliance with Pleasant Hawaiian Holidays, the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company uses primarily wide-body Lockheed L-1011 aircraft, supplemented with some narrow-body flights using Boeing 757-200 aircraft. Pleasant Hawaiian Holidays generally purchases approximately 80% of the available seats on these flights and markets them to their leisure customers, often in conjunction with ground arrangements. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews. During the six months ended June 30, 1998, Hawaii services accounted for approximately 20.4% of scheduled service ASMs and 5.1% of scheduled service departures, as compared to 25.1% and 7.8%, respectively, in the six months ended June 30, 1997.

The Company's Indianapolis service accounted for 16.2% of scheduled service ASMs and 12.4% of scheduled service departures in the second quarter of 1998, as compared to 21.5% and 17.4%, respectively, in the same period of 1997. In the second quarter of 1998, the Company operated seasonal nonstop service to Montego Bay and Nassau (discontinued after April), and operated nonstop to Cancun, Ft. Lauderdale, Las Vegas, Los Angeles, Orlando, St. Petersburg, Ft. Myers, San Francisco and Sarasota. The Company has served Indianapolis for 25 years through the Ambassadair Travel Club and in scheduled service since 1986. The Company believes that as the Indianapolis "hometown airline," it has developed significant brand recognition and customer loyalty in this market which provides a competitive advantage. The ATA Connection commuter service between Indianapolis and Chicago-Midway offers Indianapolis-originating customers a large selection of additional jet connections west to Denver, Phoenix and Hawaii, east to New York, and south to Dallas-Ft. Worth and San Juan which are more economically served from Indianapolis through this connection than by direct flights. During the six months ended June 30, 1998, scheduled service at Indianapolis accounted for approximately 18.4% of scheduled service ASMs and 14.4% of scheduled service departures, as compared to 21.1% and 21.1%, respectively, in the six months ended June 30, 1997. The Company's San Juan, Puerto Rico service accounted for 6.2% of scheduled service ASMs and 4.5% of scheduled service departures in the second quarter of 1998, as compared to 3.7% and 3.1%, respectively, in the second quarter of 1997. The Company provided nonstop service from San Juan to Orlando and St. Petersburg in both quarters, although frequencies in both markets were significantly increased in the second quarter of 1998 as compared to the second quarter of 1997, and nonstop service between San Juan and St. Petersburg was operated only in June of 1997. The Company also began serving San Juan on a nonstop basis from Chicago-Midway on May 26, 1998, while such nonstop service was not operated in the second quarter of 1997. During the six months ended June 30, 1998, scheduled service at San Juan accounted for approximately 5.8% of scheduled service ASMs and 4.3% of scheduled service departures, as compared to 2.8% and 2.8%, respectively, in the six months ended June 30, 1997.

The Company's New York Kennedy service accounted for 4.3% of scheduled service ASMs and 5.2% of scheduled service departures in the second quarter of 1998, as compared to 2.0% and 2.5%, respectively, in the second quarter of 1997. The Company began nonstop service to New York's John F. Kennedy International
Airport from Chicago-Midway, Indianapolis and St. Petersburg in June 1997; services to Indianapolis were discontinued in the fall of 1997; and services to St. Petersburg were discontinued in May 1998. In April 1998, the Company was awarded landing slots at New York's La Guardia Airport, with which it began the operation of three daily nonstops to Chicago-Midway on July 7. During the six months ended June 30, 1998, scheduled service at New York Kennedy accounted for approximately 4.3% of scheduled service ASMs and 5.1% of scheduled service departures, as compared to 1.1% and 1.6%, respectively, in the six months ended June 30, 1997.

The Company's Milwaukee service accounted for 3.0% of scheduled service ASMs and 2.5% of scheduled service departures in the second quarter of 1998, as compared to 5.3% and 4.7%, respectively, in the second quarter of 1997. The Company provided nonstop service to Orlando in both quarters. Seasonal nonstop service was provided to Ft. Myers in both quarters through April, and seasonal nonstop service was provided through April 1998 to St. Petersburg, which had been provided through June of 1997. The Company also operated nonstop service to Los Angeles in June 1997, which was not operated in the second quarter of 1998. The Company believes that in the markets it chooses to serve, it is the only low-cost choice in Milwaukee. During the six months ended June 30, 1998, scheduled service at Milwaukee accounted for approximately 4.4% of scheduled service ASMs and 3.7% of scheduled service departures, as compared to 5.9% and 6.2%, respectively, in the six months ended June 30, 1997.

The Company continues to evaluate the profitability of its scheduled service business unit and may further expand scheduled service in targeted markets. The Company believes that first and second quarter 1998 scheduled service yields and load factors have benefited from strong customer demand for air transportation in the United States during a period of constrained industry growth in seat capacity relative to this demand. The ability of the Company to increase its year-over-year scheduled service seat capacity by 30.7% in the second quarter of 1998, and 34.0% in the six months ended June 30, 1998, and to operate with a slightly higher load factor in both comparative sets of periods, further underscores the fundamental strength of current demand in its domestic scheduled service.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenue growth in the first six months of 1998 was constrained by the reassignment of several narrow-body aircraft to scheduled service expansion and by subservice contracts with other airlines, which the Company believes are more profitable for these aircraft than the commercial charter applications they replaced. The Company, however, continues to believe that tour operator and specialty charter are businesses where the Company's experience and size provide meaningful competitive advantage and are businesses to which the Company remains fully committed. Commercial charter revenues accounted for 22.8% of consolidated revenues in the second quarter of 1998, as compared to 26.6% in the second quarter of 1997, and for 24.7% of consolidated revenues in the six months ended June 30, 1998, as compared to 31.3% in the same period of 1997.

The Company is addressing its seat capacity constraints in the commercial and military charter business units through the planned acquisition of long-range Lockheed L-1011 series 500 aircraft. The Company announced on April 27 that it had signed a letter of intent to purchase up to five such aircraft from Royal Jordanian Airlines, for delivery in late 1998 and throughout 1999. Although these aircraft, in respect of maintenance and cockpit design, are comparable to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. If the terms of the letter of intent are satisfied, the Company expects to place these aircraft into service in commercial and military charter operations between December 1998 and the fourth quarter of 1999, which would provide a substantial increase in available seat capacity for the military and commercial charter business units, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.


----------------------------------- ----------------------------------------------------------------
                                                      Three Months Ended June 30,
                                              1998             1997       Inc (Dec)     % Inc (Dec)
Departures (b)                               2,397            2,624           (227)          (8.65)
Block Hours (c)                              7,977            8,602           (625)          (7.27)
RPMs (000s) (d)                            678,854          731,755        (52,901)          (7.23)
ASMs (000s) (e)                            903,487          912,404         (8,917)          (0.98)
Passengers Enplaned (g)                    406,622          466,695        (60,073)         (12.87)
Revenue $(000s)                             54,382           51,164           3,218            6.29
RASM in cents (h)                             6.02             5.61            0.41            7.31
----------------------------------- --------------- ---------------- --------------- ---------------

----------------------------------- ----------------------------------------------------------------
                                                       Six Months Ended June 30,
                                              1998             1997       Inc (Dec)     % Inc (Dec)
Departures (b)                               5,052            6,002           (950)         (15.83)
Block Hours (c)                             17,050           19,843         (2,793)         (14.08)
RPMs (000s) (d)                          1,506,569        1,740,466       (233,897)         (13.44)
ASMs (000s) (e)                          1,934,247        2,119,317       (185,070)          (8.73)
Passengers Enplaned (g)                    915,455        1,118,596       (203,141)         (18.16)
Revenue $(000s)                            115,686          120,805         (5,119)          (4.24)
RASM in cents (h)                             5.98             5.70            0.28            4.91
----------------------------------- --------------- ---------------- --------------- ---------------

See footnotes (b) through (h) on pages 13-14.

Commercial charter revenues increased 6.3% to $54.4 million in the second quarter of 1998, as compared to $51.2 million in the second quarter of 1997. Commercial charter RPMs decreased 7.2% to 678.9 million in the second quarter of 1998 from 731.8 million in the second quarter of 1997, while ASMs decreased 1.0% to 903.5 million from 912.4 million. Commercial charter RASM increased 7.3% to
6.02 cents from 5.61 cents between the same periods. Commercial charter passengers boarded decreased 12.9% to 406,622 in the second quarter of 1998, as compared to 466,695 in the second quarter of 1997; departures decreased 8.7% to 2,397, as compared to 2,624; and block hours decreased 7.3% to 7,977, as compared to 8,602 between the same periods.

Commercial charter revenues decreased 4.2% to $115.7 million in the six months ended June 30, 1998, as compared to $120.8 million in the six months ended June 30, 1997. Commercial charter RPMs decreased 13.4% to 1.507 billion in the six months ended June 30, 1998 from 1.740 billion in the same period of 1997, while ASMs decreased 8.7% to 1.934 billion from 2.119 billion. Commercial charter RASM increased 4.9% to 5.98 cents from 5.70 cents between the same periods. Commercial charter passengers boarded decreased 18.2% to 915,455 in the six months ended June 30, 1998, as compared to 1,118,596 in the same period of 1997; departures decreased 15.8% to 5,052, as compared to 6,002; and block hours decreased 14.1% to 17,050, as compared to 19,843 between the same periods.

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

The Company believes that although price is the principal competitive criterion for its commercial charter programs, product quality, reputation for reliability and delivery of services which are customized to specific needs have become increasingly important to the buyer of this product. Accordingly, as the Company continues to emphasize the growth and profitability of this business unit, it will seek to maintain its low-cost pricing advantage, while differentiating itself from competitors through the delivery of customized services and the maintenance of consistent and dependable operations. In this manner, the Company believes that it will produce significant value for its tour operator partners by delivering an attractively priced product which meets or exceeds their customers' expectations.

MilitarylGovernment Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.


-------------------------------- ---------------------------------------------------------------
                           Three Months Ended June 30,
                                          1998            1997          Inc (Dec)    % Inc (Dec)
Departures (b)                            1,240           1,507           (267)         (17.72)
Block Hours (c)                           4,794           5,907         (1,113)         (18.84)
RPMs (000s) (d)                         254,940         348,813        (93,873)         (26.91)
ASMs (000s) (e)                         598,186         716,404       (118,218)         (16.50)
Passengers Enplaned (g)                  59,519          90,540        (31,021)         (34.26)
Revenue $(000s)                          36,110          41,855         (5,745)         (13.73)
RASM in cents (h)                          6.04            5.84            0.20            3.42
-------------------------------- --------------- --------------- --------------- ---------------

-------------------------------- ---------------------------------------------------------------
                            Six Months Ended June 30,
                                          1998            1997          Inc (Dec)    % Inc (Dec)
Departures (b)                            2,459           2,727           (268)          (9.83)
Block Hours (c)                           9,357          10,596         (1,239)         (11.69)
RPMs (000s) (d)                         487,301         596,544       (109,243)         (18.31)
ASMs (000s) (e)                       1,113,841       1,230,652       (116,811)          (9.49)
Passengers Enplaned (g)                 118,156         156,843        (38,687)         (24.67)
Revenue $(000s)                          69,128          72,560         (3,432)          (4.73)
RASM in cents (h)                          6.21            5.90            0.31            5.25
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 13-14.

Military/government charter revenues decreased 13.8% to $36.1 million in the second quarter of 1998, as compared to $41.9 million in the second quarter of 1997. In the second quarter of 1998, the Company's U.S. military revenues represented 15.1% of consolidated revenues, as compared to 21.8% in the second quarter of 1997. U.S. military RPMs decreased 26.9% to 254.9 million in the second quarter of 1998, from 348.8 million in the second quarter of 1997, while ASMs decreased 16.5% to 598.2 million from 716.4 million. Military RASM increased 3.4% to 6.04 cents from 5.84 cents between the same time periods. U.S. military passengers boarded decreased 34.3% to 59,519 in the second quarter of 1998, as compared to 90,540 in the second quarter of 1997; departures decreased 17.7% to 1,240, as compared to 1,507; and block hours decreased 18.8% to 4,794, as compared to 5,907 between the same periods.

Military/government charter revenues decreased 4.8% to $69.1 million in the six months ended June 30, 1998, as compared to $72.6 million in the six months ended June 30, 1997. In the six months ended June 30, 1998, the Company's U.S. military revenues represented 14.8% of consolidated revenues, as compared to 18.8% in the six months ended June 30, 1997. U.S. military RPMs decreased 18.3% to 487.3 million in the six months ended June 30, 1998, from 596.5 million in the same period of 1997, while ASMs decreased 9.5% to 1.114 billion from 1.231 billion. Military RASM increased 5.3% to 6.21 cents from 5.90 cents between the same time periods. U.S. military passengers boarded decreased 24.7% to 118,156 in the six months ended June 30, 1998, as compared to 156,843 in the same period of 1997; departures decreased 9.8% to 2,459, as compared to 2,727; and block hours decreased 11.7% to 9,357, as compared to 10,596 between the same periods.

The Company participates in two related military/government charter programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, in 1992 the Company entered into a contractor teaming arrangement with four other cargo airlines serving the U.S. military. Under this arrangement, the team has a greater likelihood of receiving fixed award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The Company principally committed four Boeing 757-200 aircraft to the military/government charter business in the first six months of 1998 and 1997, although approximately 9.5% fewer ASMs were provided to this business unit in the six months ended June 30, 1998, as compared to the same period of 1997, due to the reassignment of some aircraft hours to scheduled service and substitute service. As a result of more accurately documenting the actual costs associated with military flying, the Company was able to obtain approval for some rate increases for the U.S. military contract year ending September 30, 1998, which resulted in higher RASM in the quarter and six months ended June 30, 1998, as compared to the same periods of the prior year.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that the military/government charter business will tend to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft has a competitive advantage in serving the transportation needs of the U.S. military. Although foreign bases have reduced troop size, the Company believes that the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive Federal Aviation Administration ("FAA") certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation ("ETOPS"), permitting these aircraft to operate missions over water to airports up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. In 1997, there was an unusual amount of both fixed award and expansion business available to the Company as compared to prior years. The Company currently expects that it will operate approximately as much military flying in 1998 as it did in 1997.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages exclusively to its Ambassadair club members and through its ATA Vacations subsidiary to the general public. In the second quarter of 1998, ground package revenues decreased 1.9% to $5.1 million, as compared to $5.2 million in the second quarter of 1997, and in the six months ended June 30, 1998, ground package revenues increased 4.6% to $11.5 million, as compared to $11.0 million in the same period of 1997.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. In the second quarter and the six months ended June 30, 1998, total packages sold decreased 14.4% and 8.4%, respectively, as compared to the same periods of 1997, while the average revenue earned for each ground package sold increased 15.1% and 21.2%, respectively, between the same comparative periods.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States. These packages are marketed through travel agents, as well as directly by the Company. In the second quarter and the six months ended June 30, 1998, total packages sold decreased 14.8% and 3.7%, respectively, as compared to the same periods of 1997, while the average revenue earned for each ground package sold decreased 7.4% and 7.9%, respectively, between the same comparative periods.

The average revenue earned by the Company for a ground package sale is a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 68.7% to $11.3 million in the second quarter of 1998, as compared to $6.7 million in the second quarter of 1997, and by 71.1% to $21.9 million in the six months ended June 30, 1998, as compared to $12.8 million on the same period of 1997. These increases in other revenues were primarily due to an increase of $3.1 million and $6.1 million, respectively, between the quarter and six months ended June 30, 1998, and the comparable periods of 1997, in revenues earned by providing substitute service to other airlines. A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The Company has seen increased demand for this type of service in 1998 due to delays in new aircraft deliveries being experienced by various airlines.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related state and federal taxes. Salaries, wages and benefits expense in the second quarter of 1998 increased 19.8% to $52.6 million from $43.9 million in the second quarter of 1997, and increased 21.3% to $102.4 million in the six months ended June 30, 1998, as compared to $84.4 million in the same period of 1997.

The Company increased its average equivalent employees by 18.0% and 16.8%, respectively, between the three and six month periods ended June 30, 1998 and 1997 in order to appropriately staff the growth in available seats offered between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Some employment growth in the first six months of 1998 was also needed to correct for certain employee shortages in the first six months of 1997, particularly in the areas of cockpit crews, reservations agents and airframe and power plant mechanics. Between the second quarter of 1998 and the second quarter of 1997, jet departures increased by 21.3%, jet block hours increased by 16.4% and jet passengers boarded increased by 19.5%. Between the six months ended June 30, 1998 and 1997, jet departures increased by 18.7%, jet block hours increased by 15.7% and jet passengers boarded increased by 13.8%.

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits, except for variable compensation) increased 1.1% between the second quarters of 1998 and 1997, and increased by 1.0% between the six month periods ended June 30, 1998 and 1997. More senior employee groups generally received wage rate increases between years which exceeded these percentages of wage rate growth. However, since new employees are generally hired at lower average starting rates of pay than those rates in effect for more senior employee groups, the increase in new employees between periods largely offset the wage rate increases applicable to more senior employees.

In the three and six months ended June 30, 1998, the Company recorded $2.6 million and $5.1 million, respectively, in variable compensation as a result of the significant improvement in earnings as compared to the same periods of 1997, when no such compensation was incurred. In the second quarter of 1997, however, a one-time charge of $2.0 million was recorded for variable compensation expense associated with the resignation of the Company's former President and Chief Executive Officer.

Salaries, wages and benefits cost per ASM increased 6.4% in the second quarter of 1998 to 1.50 cents, as compared to 1.41 cents in the second quarter of 1997, and the cost per ASM increased 7.2% in the six months ended June 30, 1998, to
1.49 cents, as compared to 1.39 cents in the same period of 1997. The majority of this unit-cost increase was attributable to the faster rate of growth in average equivalent employees between years, as compared to the 13.0% and 12.8% growth in ASMs, respectively, between the three and six month periods ended June 30, 1998 and 1997.

Fuel and Oil. Fuel and oil expense decreased 3.0% to $35.3 million in the second quarter of 1998, as compared to $36.4 million in the second quarter of 1997, and decreased 6.5% to $72.1 million in the six months ended June 30, 1998, as compared to $77.1 million in the same period of 1997. These decreases occurred despite the Company consuming 13.7% and 12.1%, respectively, more gallons of jet fuel for flying operations in the second quarter and six months ended June 30, 1998, as compared to the same periods of 1997, which resulted in an increase in fuel expense of approximately $4.8 million and $9.7 million, respectively, between comparable periods. Jet fuel consumption increased due to the increased number of block hours of jet flying operations between periods. The Company flew 36,763 jet block hours in the second quarter of 1998, as compared to 31,574 jet block hours in the same period of 1997, an increase of 16.4% between quarters, and flew 72,369 jet block hours in the six months ended June 30, 1998, as compared to 62,543 jet block hours in the same period of 1997, an increase of 15.7% between periods.

The slower rate of growth in gallons consumed as compared to block hours flown was due to a change in the mix of block hours flown by fleet type between periods. Most of the Company's growth in block hours between years occurred in the narrow-body Boeing 727-200 and Boeing 757-200 fleets, which burn fuel at less than half the rate per block hour as the larger wide-body Lockheed L-1011 aircraft. In the second quarter of 1998, the percentage of jet block hours flown by the Boeing 727-200 and Boeing 757-200 fleets was 76.9%, as compared to 74.5% in the second quarter of 1997, and the percentage of narrow-body jet block hours flown in the six months ended June 30, 1998 was 77.3%, as compared to 74.3% in the same period of 1997.

During the second quarter and six months ended June 30, 1998, the Company's average cost per gallon of jet fuel consumed decreased by 16.4% and 19.5%, respectively, as compared to the same periods of 1997, resulting in a decrease in fuel and oil expense of approximately $6.8 million and $17.4 million, respectively, between comparable periods. This reduction in fuel price was experienced generally in the airline industry in the first six months of 1998 as a result of significant reductions in average crude oil and distillate product prices as compared to the same period of 1997.

During the first quarter of 1998, the Company entered into two fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases during February and March. The Company hedged approximately 27.3% of first quarter 1998 gallon consumption under a swap agreement which established a specific swap price for February and March, and hedged an additional 27.3% of first quarter 1998 gallon consumption under a fuel cap agreement which guaranteed a maximum price per gallon for February and March. The Company recorded $1.1 million in fuel and oil expense under the swap agreement in the first quarter of 1998, since the actual price of jet fuel was lower than the agreed swap price, and recorded fuel and oil expense of $0.3 million in the first quarter of 1998 for the premiums paid under the fuel cap agreement.

During the second quarter of 1998, the Company entered into a fuel price hedge agreement, providing a fuel price minimum and maximum guarantee for approximately 39.8% of second quarter 1998 gallon consumption. The Company recorded $0.7 million in fuel and oil expense under the agreement in the second quarter of 1998, since the actual price of fuel was below the collar minimum for some gallons.

Had such fuel hedge agreements not been in place in the second quarter and six months ended June 30, 1998, fuel and oil expense would have been approximately $0.7 million and $2.1 million lower, respectively. At present, all fuel price hedge agreements described above have expired, and the Company has not entered into any new fuel price hedge agreements, although it may elect to do so from time to time.

Also during the second quarter and six months ended June 30, 1998, the Company incurred approximately $0.1 million and $0.5 million, respectively, more fuel and oil expense than was incurred in the same periods of 1997 to operate the ATA Connection Jetstream 31 aircraft pursuant to its agreement with Chicago Express.

Fuel and oil expense decreased 13.7% to 1.01 cents per ASM in the second quarter of 1998, as compared to 1.17 cents per ASM in the second quarter of 1997, and decreased 17.3% to 1.05 cents per ASM in the six months ended June 30, 1998, as compared to 1.27 cents per ASM in same period of 1997. This unit cost reduction was substantially due to the period-to-period decrease in the average price of fuel consumed.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 40.5% to $21.5 million in the second quarter of 1998, as compared to $15.3 million in the second quarter of 1997, and increased 35.0% to $39.7 million in the six months ended June 30, 1998, as compared to $29.4 million in the same period of 1997.

Depreciation expense attributable to owned airframes, leasehold improvements and engines increased $0.6 million and $1.0 million, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997. The Company purchased one Boeing 757-200 and one Boeing 727-200 aircraft in late 1997 which had been previously financed through operating leases, thereby increasing depreciation expense on airframes and engines between those periods. (The Company recorded a reduction in aircraft rental expense between quarters for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also incurred increased debt issue costs between years relating to debt facility and senior unsecured notes issued in July 1997; recorded additional inventory obsolescence expense for certain aircraft parts held for sale which were sold during the first quarter of 1998; and increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $0.4 million in the second quarter of 1998, as compared to the same period of 1997, and by $0.9 million in the six months ended June 30, 1998, as compared to the six months ended June 30, 1997.

Amortization of capitalized engine and airframe overhauls increased $3.4 million and $6.2 million, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, five of which were delivered new from the manufacturer between late 1995 and late 1997, are not presently generating any engine or airframe overhaul expense since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

Boeing 727-200 block hours increased 25.7% and 23.0%, respectively, and cycles increased 29.8% and 25.7%, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $2.2 million and $3.9 million, respectively, between the same comparable periods, partly due to increases in flight activity as noted above, and partly due to the completion of new overhauls for Pratt & Whitney JT8D engines that power the Boeing 727-200 fleet, as well as additional airframe overhauls. The number of such overhauls in service has increased as some Boeing 727-200 aircraft added to the Company's fleet in 1995 and 1996 are now undergoing their first overhauls under the Company's maintenance program.

The increases between the second quarter and six months ended June 30, 1998, and the same periods of 1997 in engine and airframe amortization expense for the Company's Lockheed L-1011 fleet were approximately $1.0 million and $2.0 million, respectively. Approximately $0.7 million and $1.3 million, respectively, of these increases were due to increases in total engine and airframe overhauls in service between those periods and were also due to more flight activity for this fleet type. Lockheed L-1011 block hours increased 5.2% and 2.4%, respectively, and cycles increased 3.5% and 0.9%, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997. The remaining $0.3 million and $0.7 million, respectively, of the increases in the second quarter and six months ended June 30, 1998, as compared to the same periods of 1997, were due to a period-to-period reduction in manufacturers' credits applied to overhaul costs, since fewer such credits are being earned currently than in prior years.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $2.0 million and $2.1 million, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997. When these engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Depreciation and amortization expense per ASM increased 24.5% to 0.61 cents in the second quarter of 1998, as compared to 0.49 cents in the second quarter of 1997, and increased 20.8% to 0.58 cents in the six months ended June 30, 1998, as compared to 0.48 cents in the same period of 1997. These increases were partly due to the increased amount of overhaul cost incurred to maintain the Company's Boeing 727-200 and Lockheed L-1011 airframes and engines, and partly due to the period-to-period increase in early engine failures. Airframes and engines which originally enter the Company's fleet from time to time often do not require such overhauls until several years later. Therefore, units added to the Company's fleet over the last several years are currently scheduled for or are undergoing overhaul. Such overhaul expense incurred and to be incurred is incremental in comparison to prior periods. Although the Company's fleet of new Boeing 757-200 aircraft has not yet begun this initial overhaul cycle, the Company anticipates that it will do so beginning in late 1998 and 1999, at which time increased overhaul amortization expense per ASM will be incurred for this fleet type as well.

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

Handling, landing and navigation fees increased by 3.5% to $17.8 million in the second quarter of 1998, as compared to $17.2 million in the second quarter of 1997, and increased 2.3% to $35.3 million in the six months ended June 30, 1998, as compared to $34.5 million in the same period of 1997. During the three and six months ended June 30, 1998, the average cost per system jet departure for third-party aircraft handling decreased 11.7% and 7.5%, respectively, as compared to the same periods of 1997; and the average cost of landing fees per system jet departure decreased 4.0% and 6.4%, respectively, between the same periods. The total number of system-wide jet departures between the second quarters of 1998 and 1997 increased by 21.3% to 11,696 from 9,644, resulting in approximately $2.8 million in volume-related handling and landing expense increases between periods, and the total number of system-wide jet departures between the six month periods ended June 30, 1998 and 1997 increased by 18.7% to 22,874 from 19,273, resulting in approximately $4.9 million in volume-related handling and landing expense increases between years.

These volume-related increases were partially offset, however, by decreases of approximately $1.7 million and $2.2 million, respectively, in price-and-mix-related handling and landing expenses for the three and six month periods ending June 30, 1998, as compared to the same periods of 1997, attributable primarily to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at many U.S. domestic airports. As a result of the shift of revenue production towards scheduled service operations in the three and six month periods ended June 30, 1998, as compared to the same periods of 1997, the Company's jet departures in the 1998 periods included proportionately more domestic and narrow-body operations than in the 1997 periods. In the three and six months ended June 30, 1998, approximately 81.2% and 81.0%, respectively, of the Company's jet departures were operated with narrow-body aircraft, as compared to 78.0% and 77.6%, respectively in the same periods of 1997; and 83.7% and 82.7%, respectively, of the Company's jet departures in the three and six months ended June 30, 1998 were from domestic locations, as compared to 77.0% and 76.1%, respectively, in the same periods of 1997.

The cost per ASM for handling,  landing and  navigation  fees  decreased 8.9% to
0.51 cents in the second quarter of 1998, from 0.56 cents in the second quarter of 1997, and decreased 10.5% to 0.51 cents in the six months ended June 30, 1998, as compared to 0.57 cents in the same period of 1997. This decrease in unit cost was primarily due to the change in mix of departures to more narrow-body and domestic operations characteristic of scheduled service.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for heavy check and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 4.3% to $14.4 million in the second quarter of 1998, as compared to $13.8 million in the second quarter of 1997, while it increased 9.2% to $27.2 million in the six months ended June 30, 1998, from $24.9 million in the same period of 1997.

The Company performed a total of 16 airframe checks on its fleet during the second quarter of 1998, as compared to 12 such checks performed in the second quarter of 1997, an increase of 33.3% between quarters; while for the six months ended June 30, 1998, the Company performed 28 airframe checks, as compared to 23 for the same period in 1997, a 21.7% increase between periods. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $0.7 million between the second quarters of 1998 and 1997, while for the six months ended June 30, 1998, these expenses increased $1.6 million as compared to the same period of 1997.

Contract labor for the six months ended June 30, 1998 increased $1.0 million as compared to the same period in 1997. This increase was due to nine airframe checks being performed at third-party vendor locations in the six months ended June 30, 1998, as compared to four in the same period of 1997. Contract labor is incurred when heavy maintenance checks on the Company's airframes are performed by outside vendors using their own personnel under maintenance programs approved and supervised by the Company.

Many of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense. The accrual is based upon the actual condition of the aircraft as each lease termination date approaches, and the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the second quarter of 1998 were $0.3 million lower than in the second quarter of 1997, while for the six months ended June 30, 1998, return condition expenses were $0.4 million lower than in the same period of 1997, primarily due to the negotiation of purchase options on some of the leased aircraft during the first quarter of 1998, eliminating return condition obligations existing prior to those negotiations.

The cost per ASM of aircraft maintenance, materials and repairs decreased 8.9% to 0.41 cents in the second quarter of 1998, as compared to 0.45 cents in the second quarter of 1997, while the cost per ASM decreased 2.4% to 0.40 cents in the six months ended June 30, 1998, as compared to 0.41 cents for the same period of 1997.

Aircraft Rentals. Aircraft rentals expense for the second quarter of 1998 decreased 8.5% to $12.9 million from $14.1 million in the second quarter of 1997, and decreased 8.8% to $25.8 million in the six months ended June 30, 1998, as compared to $28.3 million in the same period of 1997. Approximately $1.4 million and $2.8 million, respectively, of these decreases in the three and six months ended June 30, 1998, as compared to the same periods of 1997, were attributable to the purchase of one Boeing 757-200 aircraft and one Boeing 727-200 aircraft in September and December 1997, respectively, which had been previously financed under operating leases. (The Company incurred additional depreciation expense for these two aircraft in the first two quarters of 1998, as compared to the first two quarters of 1997, as is described above under "Depreciation and Amortization.")

Other transactions which affected aircraft rentals expense between quarters included: (i) the return of one Boeing 757-200 to the lessor during 1997, and the delivery of one new Boeing 757-200 aircraft from the manufacturer in the fourth quarter of 1997, which had approximately equal and offsetting impacts to rental expense between all comparable periods; and (ii) the sale/leaseback of one Boeing 727-200 in September 1997, which increased aircraft rentals expense by $0.3 million and $0.5 million, respectively, between the three and six month periods ended June 30, 1998 and 1997.

Aircraft rentals cost per ASM for the second quarter of 1998 was 0.37 cents, a decrease of 19.6% from 0.46 cents per ASM in the same period of 1997, and was
0.38 cents in the six months ended June 30, 1998, a decrease of 17.4% as compared to 0.46 cents in the same period of 1997. The cancellation of the operating lease and purchase of the Boeing 757-200 aircraft during 1997 was the primary cause for this unit cost reduction, although a related unit cost increase was incurred for depreciation and amortization as a result of that purchase.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of air transportation is generally more significant for the commercial and military/government charter business units since these flights often operate between cities in which Company crews are not normally based and may involve extensive international positioning of crews. Hotel and per diem expenses are incurred for scheduled, commercial and military/government charter services, although higher per diem and hotel rates generally apply to international assignments.

The cost of crew and other employee travel increased 11.7% to $10.5 million in the second quarter of 1998, as compared to $9.4 million in the second quarter of 1997, and increased 15.0% to $19.9 million in the six months ended June 30, 1998, as compared to $17.3 million in the same period of 1997. During the three and six months ended June 30, 1998, the Company's average full-time-equivalent cockpit and cabin crew employment was 14.7% and 15.9% higher, respectively, than in the same periods of 1997, while jet block hours flown increased by 16.4% and 15.7%, respectively, between the same periods. Although the Company experienced some limited crew shortages in the first quarter of 1998 associated with higher aircraft utilization, such shortages had been substantially eliminated by the second quarter of 1998, thereby reducing the related travel costs of moving some crews away from their bases. Shortages of both cockpit and cabin crews were more significant in the first two quarters of 1997, following the crew furlough which occurred in the fourth quarter of 1996, when crews were more frequently moved out of base to operate the Company's worldwide schedule.

The shift in capacity from commercial and military/government charter to scheduled service in the second quarter of 1998, as compared to the second quarter of 1997, contributed to a 6.2% and 4.3% reduction, respectively, in the unit cost per crew member of hotels and positioning. Positioning unit cost in the six months ended June 30, 1998, was 10.5% lower than in the same period of 1997. However, the unit cost per crew member of hotels in the six months ended June 30, 1998, was 5.8% higher as compared to the same period of 1997, since strong domestic hotel occupancy rates in the first quarter of 1998 resulted in crew room unit costs which were 22.4% higher than in the first quarter of 1997. Per diem unit costs per crew member were 1.1% and 3.7% higher, respectively, in the three and six month periods ended June 30, 1998, as compared to the same periods of 1997, due primarily to an increase in some per diem rates between periods.

The cost per ASM for crew and other employee travel was unchanged at 0.30 cents in the second quarters of 1998 and 1997, and increased by 3.6% to 0.29 cents in the six months ended June 30, 1998, as compared to 0.28 cents in the same period of 1997.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 1998 and 1997, catering represented 85.5% and 87.4%, respectively, of total passenger service expense, and for the six month periods ended June 30, 1998 and 1997, catering represented 84.8% and 82.4%, respectively, of total passenger service expense.

The total cost of passenger service increased 11.8% to $8.5 million in the second quarter of 1998, as compared to $7.6 million in the second quarter of 1997, and increased 5.7% to $16.7 million in the six months ended June 30, 1998, as compared to $15.8 million in the same period of 1997. The Company experienced a decrease of approximately 9.2% and 5.1%, respectively, in the average unit cost of catering each passenger in the three and six month periods ended June 30, 1998, as compared to the same periods of 1997, primarily because in the 1998 periods there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $0.9 million and $1.0 million, respectively, of catering expense in the three and six months ended June 30, 1998, as compared to the same periods of 1997. Total jet passengers boarded, however, increased 19.5% and 13.8%, respectively, between the same comparative periods, resulting in approximately $1.4 million and $1.8 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

The cost of handling passengers inconvenienced by flight delays and cancellations increased by $0.3 million between the second quarters of 1998 and 1997 due to an 11.8% increase in the number of delayed flights per system-wide departure in the 1998 quarter as compared to the prior year. In the six months ended June 30, 1998, such costs were $0.3 million lower than in the same period of 1997, since delays per system-wide departure had decreased by 11.4% between periods.

The cost per ASM of passenger service decreased 4.0% to 0.24 cents in the second quarter of 1998, as compared to 0.25 cents in the second quarter of 1997, and decreased 7.7% to 0.24 cents in the six months ended June 30, 1998, as compared to 0.26 cents in the same period of 1997.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs less significant commissions to secure some commercial and military/government charter business. Commissions expense increased 10.4% to $7.4 million in the second quarter of 1998, as compared to $6.7 million in the second quarter of 1997, and increased 15.9% to $14.6 million in the six months ended June 30, 1998, as compared to $12.6 million in the same period of 1997.

Scheduled service commissions expense increased by $0.7 million and $1.9 million, respectively, between the three and six month periods ended June 30, 1998 and 1997. These increases were lower than the related increases of 50.8% and 47.4%, respectively, in scheduled service revenues for the same periods, partially because of an industry-wide reduction in the standard travel agency commission rate from 10% to 8% which became effective in October 1997, and partially due to relatively more non-commissionable bulk seat scheduled service sales being made in the three and six month periods ended June 30, 1998, as compared to the same periods of 1997. Neither commercial charter nor military/government charter commissions expense changed significantly between the three and six month periods ended June 30, 1998 and 1997.

The cost per ASM of commissions expense was unchanged at 0.21 cents for the three and six month periods ended June 30, 1998 and 1997.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems ("CRS") to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone service, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses primarily associated with single-seat sales. Other selling expenses increased 55.6% to $5.6 million in the second quarter of 1998, as compared to $3.6 million in the second quarter of 1997, and increased 64.7% to $11.2 million in the six months ended June 30, 1998, as compared to $6.8 million in the same period of 1997. Scheduled service ASMs increased 30.7% and 34.0%, respectively, in the three and six months ended June 30, 1998, as compared to the same periods of 1997.

CRS fees increased $0.7 million and $1.9 million, respectively, in the three and six month periods ended June 30, 1998, as compared to the same periods of 1997, due to both a 38.3% and 52.1% increase, respectively, in total CRS bookings made for the expanded scheduled service business unit between comparative periods, and due to a 1.4% and 8.7% increase, respectively, in the average cost of each CRS booking. Bookings for the Company's scheduled service seats are often confirmed several weeks or more in advance of the customer's actual date of travel, and such booking expenses are therefore frequently recognized one or more accounting periods in advance of the recognition of the related revenues.

Toll-free telephone costs increased $0.3 million and $0.7 million, respectively, between the three and six month periods ended June 30, 1998 and 1997, primarily due to higher toll-free usage related to higher scheduled service reservations activity. Credit card discount expense increased $0.9 million and $1.7 million, respectively, in the same comparative time periods due to higher 1998 earned revenues in scheduled service which were sold using credit cards as payment.

Other selling cost per ASM increased 33.3% to 0.16 cents in the second quarter of 1998, as compared to 0.12 cents in the same quarter of the previous year, and increased 45.5% to 0.16 cents in the six months ended June 30, 1998, as compared to 0.11 cents in the same period of 1997, primarily due to the significant growth in scheduled service ASMs between years where such selling expenses are incurred.

Advertising. Advertising expense increased 54.8% to $4.8 million in the second quarter of 1998, as compared to $3.1 million in the comparable period of 1997, and increased 34.3% to $9.0 million in the six months ended June 30, 1998, as compared to $6.7 million in the same period of 1997. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of businesses was increased in the three and six month periods ended June 30, 1998, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

The 34.3% increase in total advertising expense in the six months ended June 30, 1998, was smaller than the 47.4% increase in scheduled service revenues in the same period of 1998, since the majority of the Company's growth in the first six months of 1998 was from increased frequencies at existing gateway cities such as Chicago-Midway, thus providing market concentration advertising efficiencies in the 1998 period, as compared to the prior year. Such market-related efficiency was not achieved in the second quarter of 1998, however, during which advertising costs increased 54.8%, and scheduled service revenues grew by 50.8%, as compared to the prior year. This lower efficiency was due to temporarily higher advertising support required in the second quarter of 1998 for the introduction of the Company's new services in May 1998 to Dallas-Ft. Worth, Denver and San Juan, and in July 1998 to New York's La Guardia airport.

The cost per ASM of advertising increased 40.0% to 0.14 cents in the second quarter of 1998, as compared to 0.10 cents in the second quarter of 1997, and increased by 18.2% to 0.13 cents in the six months ended June 30, 1998, as compared to 0.11 cents in the same period of 1997.

Ground Package Cost. Ground package cost is incurred by the Company to reimburse hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost was unchanged at $4.3 million in the second quarters of 1998 and 1997, and increased 4.2% to $9.9 million in the six months ended June 30, 1998, as compared to $9.5 million in the same period of 1997. The number of Ambassadair ground packages sold in the three and six-month periods ended June 30, 1998, decreased 14.4% and 8.4%, respectively, as compared to the same periods of 1997, while the average cost of ground packages sold increased by 45.7% and 34.5%, respectively. The number of ATA Vacations ground packages sold in the three and six-month periods ended June 30, 1998, decreased 14.8% and 3.7%, respectively, as compared to the same periods of 1997, while the average cost of ground packages sold decreased by 7.3% and 13.4%, respectively.

The cost per ASM of ground packages decreased 14.3% to 0.12 cents in the second quarter of 1998, as compared to 0.14 cents in the second quarter of 1997, and decreased by l2.5% to 0.14 cents in the six months ended June 30, 1998, as compared to 0.16 cents in the same period of 1997. Reductions in unit costs in all comparative periods reflected a slower rate of growth in ground package sales than the overall rate of growth in consolidated ASMs.

Facility and Other Rentals. Facility and other rentals includes the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals was unchanged at $2.2 million in the second quarters of 1998 and 1997, and increased 4.5% to $4.6 million in the six months ended June 30, 1998, as compared to $4.4 million in the same period of 1997. The rate of growth in facilities costs between periods was lower than the 13.0% and 12.8% rates of ASM growth, respectively, in the three and six-month periods ended June 30, 1998 and 1997, from to the more efficient use of airport facilities by the Company between periods. This efficiency resulted, for example, due to the increased concentration of aircraft departures in 1998 at Chicago-Midway, which allowed the terminal, ramp and gate facilities at the Company's largest airport location to be more effectively utilized.

The cost per ASM for facility and other rentals declined by 14.3% to 0.06 cents in the second quarter of 1998, as compared to 0.07 cents in the second quarter of 1997, and was unchanged at 0.07 cents in both of the six-month periods ended June 30, 1998 and 1997.

Other  Operating  Expenses.  Other operating  expenses  increased 18.5% to $16.0 million in the second quarter of 1998, as compared to $13.5 million in the second quarter of 1997, and increased 19.8% to $31.4 million in the six months ended June 30, 1998, as compared to $26.2 million in the same period of 1997. Other operating expenses which experienced significant changes between the second quarters and six months ended June 30, 1998 and 1997 included (i) $0.7 million and $2.2 million, respectively, of additional costs for the Chicago Express Jetstream 31 code share agreement, which agreement was not in effect in the 1997 first quarter, and because such code share was expanded to include Lansing and Madison in the first two quarters of 1998, which were not served in 1997; and (ii) $1.6 million and $1.9 million, respectively, in higher costs associated with the short-term leasing of substitute aircraft, and the reprotection of some of the Company's passengers on other airlines, due to higher-than-normal delayed and irregular flight operations primarily in the second quarter of 1998.

Other operating cost per ASM increased 7.0% to 0.46 cents in the second quarter and six months ended June 30, 1998, as compared to 0.43 cents in the comparable periods of 1997.

Interest Income and Expense. Interest expense in the second quarter and six months ended June 30, 1998, increased to $3.2 million and $6.5 million, respectively, as compared to $1.7 million and $3.3 million in the same periods of 1997. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven-year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million as of June 30, 1997.

The capital structure of the Company, prior to completing these new financings, provided for borrowings under the former credit facility to be constantly adjusted to meet the expected cash flow requirements of the Company, thereby minimizing the level of borrowings on which interest would be paid. Under the new capital structure of the Company, the borrowings under the 10.5% notes remain fixed at $100.0 million. During the second quarter and six months ended June 30, 1998, the Company's weighted average borrowings were approximately $152.5 million and $152.8 million, respectively, as compared to $92.4 million and $89.0 million in the comparable periods of 1997.

The weighted average effective interest rates applicable to the Company's borrowings in the second quarter and six months ended June 30, 1998, were 8.43% and 8.47%, respectively, as compared to 7.40% and 7.47% in the comparable periods of 1997. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average interest rate which was applicable to borrowings under the former credit facility.

In order to reduce the interest expense impact of the $100.0 million of 10.5% unsecured notes, the Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.2 million and $2.2 million, respectively, in interest income in the three and six months ended June 30, 1998, as compared to $0.1 million and $0.2 million earned in the same periods of 1997.

Income Tax Expense

In the second quarter of 1998, the Company recorded $8.9 million in income tax expense applicable to $22.6 million of pre-tax income for that period, while in the second quarter of 1997 income tax expense of $0.3 million was recognized pertaining to a pre-tax loss of $0.5 million. In the six months ended June 30, 1998, income tax expense of $17.7 million was recorded, as compared to $3.4 million in the same period of 1997. The effective tax rates applicable to the three and six months ended June 30, 1998, were 39.1%, and 40.4%, respectively, as compared to 156.0% and 57.6% in the same periods of 1997.

Income tax expense in both sets of comparative periods was significantly affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (45% in 1998 and 50% in 1997). The effect of this permanent difference on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income approaches zero, which was a significant reason for the higher effective tax rate in the quarter and six months ended June 30, 1997.

Income tax expense for the second quarter of 1997 was also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits for the prepaid executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million was non-deductible against the Company's federal income taxes and thus constitutes a permanent difference between income for federal tax purposes and financial accounting income.

Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. As described further below, in the third quarter of 1997, the Company completed two separate financings designed to lengthen the maturity of its long-term debt and diversify its credit sources, including the issuance of unsecured notes and a revolving credit facility that had an extended maturity, lower interest rate and less restrictive covenants than the former credit facility.

In the six months ended June 30, 1998 and 1997, net cash provided by operating activities was $91.3 million and $38.0 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings and related deferred income taxes, higher depreciation and amortization, growth in scheduled service air traffic liability associated with advanced ticket sales, higher accrued expenses and other factors.

Net cash used in investing activities was $67.7 million and $40.7 million, respectively, for the six month periods ended June 30, 1998 and 1997. Such amounts primarily included capital expenditures totaling $67.0 million and $36.7 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations and the purchase of rotable parts. In addition, during the three months ended June 30, 1998, the Company spent approximately $3.7 million towards the purchase and refurbishment of an additional Lockheed L-1011-100 aircraft, which is expected to cost a total of approximately $7.0 million by the end of the third quarter of 1998.

Net cash used in financing activities was $15.5 million and $5.3 million, respectively, for the six months ended June 30, 1998 and 1997. Debt repayments in the 1998 period included $4.8 million to repay a short-term note issued in connection with the purchase of a Boeing 727-200 aircraft in December 1997, plus $10.6 million in other debt repayments.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for seven total aircraft to be delivered between late 1995 and late 1998. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 15 RB211-535E4 engines to power the seven Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take delivery of the engines, a prorated amount of the credits that have been used are required to be refunded to Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first five aircraft under these agreements in September and December 1995, November and December 1996, and November 1997, all of which were financed under leases accounted for as operating leases. The final two deliveries under this agreement are scheduled for July 1998 and December 1998. Advanced payments totaling approximately $12.6 million ($6.3 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of June 30, 1998 and 1997 the Company had recorded $12.6 million and $7.5 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining two deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note which, as amended, matures on July 15, 1999. The note requires monthly payments of $400,000 in principal and interest from October 15, 1997, through June 15, 1999, with the balance due at maturity.

In the fourth quarter of 1997, the Company purchased a Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease, financing this purchase through the issuance of a short-term note and a payment of cash. The Company currently expects to finance this aircraft through a sale/leaseback transaction accounted for as an operating lease in 1998.

In the second quarter of 1998, the Company paid $3.7 million toward the purchase and refurbishment of one Lockheed L-1011-100 aircraft, which is expected to cost a total of approximately $7.0 million before being placed into service in the third quarter of 1998.

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

The net proceeds of the unsecured notes were approximately $96.9 million, after application of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft, among other things.

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

As of June 30, 1998, the Company had borrowed $25.0 million against its existing credit facility, all of which was repaid on July 1, 1998. As of June 30, 1997, the Company had borrowed $112.0 million against its existing credit facility, of which $57.0 million was repaid on July 1, 1997.

The Company also maintains a $5.0 million revolving credit facility for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of June 30, 1998 and 1997; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.3 million and $3.6 million, respectively. No amounts had been drawn against letters of credit at June 30, 1998 or 1997.

Assets Held For Sale. At June 30, 1998 the Company had classified $7.2 million in net book value of two spare Pratt & Whitney engines as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company sold two similar spare Pratt & Whitney engines and, during the first quarter of 1998, also sold related Pratt & Whitney parts and materials, neither of which sale resulted in a material gain or loss. The net book value of the two remaining spare engines approximates fair market value, and the Company continues to market these engines to users of the Pratt & Whitney power plants.

Stock Repurchase Program. In February 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. Between 1994 and 1996, the Company repurchased 185,000 shares of common stock under this program. No shares were repurchased during 1997 or the first quarter of 1998. In the second quarter of 1998, the Company repurchased 8,506 shares for the purpose of allowing individuals with restricted stock to pay required taxes.

Aircraft Purchase Commitments and Options. The Company has signed purchase agreements to acquire 15 Boeing 727-200ADV aircraft at agreed prices. Thirteen of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased in either February, August or October 1999, depending upon the exercise of lease extension options available to the current lessee. The Company currently intends to install engine hushkits on these Boeing 727-200 aircraft in order to meet federal stage three noise regulations for its fleet by December 31, 1999.

The Company has entered into a letter of intent to acquire up to five Lockheed L-1011-500 aircraft for delivery between late 1998 and late 1999. If the terms of the letter of intent are satisfied, these additional wide-body aircraft may be used in both commercial and military/government charter business units to serve market opportunities in Asia, South America and Europe, among other locations.

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

In the fourth quarter of 1997 the Company initiated a year 2000 project to address this issue. During the first quarter of 1998 the Company inventoried its internal computer systems, facilities infrastructure, aircraft components and other hardware, and completed a year 2000 risk assessment for these items. Year 2000 projects have been created and prioritized, and plans in high-risk areas are currently in the process of being completed. The Company is also participating on the Year 2000 Committee of the Air Transport Association, an airline industry trade association. This committee represents most major U.S. airlines and is evaluating the year 2000 readiness of federal, state and local governments to provide reliable operations for airports and air traffic control systems beyond December 1999.

Renovation, testing and implementation of systems for year 2000 readiness is now in progress and will be ongoing through the end of 1999, although all mission-critical systems and interfaces are targeted for completion by July 1999. Renovation of systems will include several different strategies such as the conversion, replacement, upgrade or elimination of selected hardware platforms, applications, operating systems, databases, purchased packages, utilities and internal and external interfaces. The Company plans to use both internal and external consulting resources to complete these modifications.

The Company has also initiated a vendor and customer certification program, which includes completing an inventory of all of the Company's suppliers and major customers, ranking each vendor and customer as to its importance to the Company, and taking appropriate action to insure that such vendors and customers are year 2000 compliant with respect to essential business transactions with the Company after 1999.

Based upon all data currently available to the Company, it presently estimates that the total cost of meeting year 2000 standards, including computer and facilities infrastructure, aircraft and airports, will range between $6.0 and $8.0 million. Such estimated cost includes approximately $4.0 million in expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as from $2.0 to $4.0 million in labor and related expenses to perform all year-2000 project work to insure the readiness of remaining computer devices for operation after 1999. The range of labor cost estimates between $2.0 and $4.0 million is due to the different costs of internal and external labor needed to perform this work, as well as the potential increase in all technology labor costs due to year-2000-related skills shortages which may occur before the end of 1999. Approximately 40% of the aforementioned costs are related to already budgeted 1998 systems upgrade or replacement projects which are being pursued for reasons other than year 2000 compliance; however, year 2000 compliance will be one of the by-products. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all year 2000 activities as testing and implementation proceeds through the end of 1999. The Company expects to incur most of these costs during 1998 and 1999, with no significant portion of these costs having been incurred in 1997.

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

5. The vast majority of the Company's scheduled service and commercial charter business, other than military/government charter, is leisure travel. Since leisure travel is largely discretionary spending on the part of the Company's customers, the Company's results of operations can be adversely affected by economic conditions which reduce discretionary purchases.

6. The  Company  is  subject  to the risk  that one or more  customers  who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 15.1% and 21.8%, respectively, of consolidated revenues in the second quarters of 1998 and 1997, and 14.8% and 18.8%, respectively, of consolidated revenues for the six-month periods ended June 30, 1998 and 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

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

8. The Company's airline businesses are significantly affected by seasonal factors. Historically, the Company has experienced reduced demand for leisure travel during the second and fourth quarters of each year, although during the second quarter of 1998 the Company experienced unusually strong demand as compared to any prior second quarter in the Company's history. The Company's results of operations for any single quarter are not necessarily indicative of the Company's annual results of operations.

9. The airline industry as a whole, and scheduled service in particular, is characterized by high fixed costs of operation. The high fixed cost of operating a scheduled service flight does not vary significantly with the number of passengers carried, and therefore the revenue impact of a small increase or decrease in average scheduled service passenger load factor could, in the aggregate, have a significant effect on the profitability of those flights. Accordingly, a relatively minor shortfall in scheduled service load factor and associated revenue could have a material adverse effect on the Company.

10. The Company faces intense competition from other airlines in many of its scheduled service markets, including other low-fare airlines. The future actions of existing and potential competitors in all of the Company's scheduled service markets, including changes in prices and seat capacity offered, could have a material effect on the profit performance of this business unit.

11. Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 16.5% and 19.0%, respectively, of operating expenses in the second quarters of 1998 and 1997, and 17.2% and 20.4%, respectively, of operating expenses in the six-month periods ended June 30, 1998 and 1997. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, and although the Company has engaged in some fuel price hedging activity in the first six months of 1998, a significant increase in fuel prices could have a material adverse effect on the demand for the Company's services at profitable prices.

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

13. The Company is subject to regulation under the jurisdictions of the DOT and the FAA and by certain other governmental agencies, such as the Federal Communications Commission, the Commerce Department, the Customs Service, the Immigration and Naturalization Service, the Animal and Plant Inspection Service of the Department of Agriculture, and the Environmental Protection Agency. These agencies propose and issue regulations from time to time which can significantly increase the cost of airline operations. For example, the FAA in recent years has issued a number of aircraft maintenance directives and other regulations requiring action by the Company on such matters as collision avoidance systems, airborne wind shear avoidance systems, noise abatement, airworthiness of aging aircraft and increased inspection requirements. Other laws and regulations have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes and takeoff or landing slots at certain airports. The Company cannot predict the nature of future changes in laws or regulations to which it may become subject, and such laws and regulations could have a material adverse effect on the financial condition of the Company.

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

16. The Company is currently preparing its software systems and hardware components for operational compliance with year 2000 standards. The Company believes,  based  upon  its  assessment  of  year  2000  readiness,  that it has developed a year 2000 project plan which, if successfully completed, will mitigate all significant risks of business and operational disruption arising from non-compliant computer components. Successful completion of this plan is dependent upon the availability to the Company of a wide range of technical skills from both internal and external sources, and is also dependent upon the availability of purchased software and hardware components. The Company cannot be assured that such resources and components can be acquired in the quantities needed, or by the times needed, to successfully complete the year 2000 project plan, in which case it is possible that the Company could suffer serious disruptions to business processes and operations as a consequence of system failures attributable to the year 2000 problem. Such disruptions could impair the Company's ability to operate its flight schedule and could impose significant economic penalties on the Company by increasing the cost of operations through the temporary loss of efficiencies provided by computer software and hardware.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 12, 1998, the Company held its Annual Meeting of Shareholders, during which the following matters were submitted to a vote of shareholders.

(1) The following individuals were elected as Directors of the Company.

              Director Name             Votes For              Votes Withheld

J. George Mikelsons                     10,827,833                 568,579
John P. Tague                           10,824,845                 571,567
Kenneth K. Wolff                        10,826,806                 569,606
James W. Hlavacek                       10,824,748                 571,664
William P. Rogers, Jr.                  10,826,558                 569,854
Robert A. Abel                          10,826,300                 570,112
Andrejs P. Stipnieks                    10,827,558                 568,854
Dalen D. Thomas                         10,824,897                 571,515

(2) The accounting firm of Ernst & Young LLP was retained as independent auditors of the Company for the 1998 fiscal year; 11,391,036 votes were cast for; 3,322 votes were cast against; and 2,054 votes were withheld.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.

(b) On June 18, 1998, the Company filed a Form 8-K which contained two exhibits.
Exhibit 99(a) included the Company's regular monthly press release for May 1998 traffic, dated June 10, 1998; and Exhibit 99(b) included a press release by the Company dated June 17, 1998 discussing the Company's anticipated second quarter earnings.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Amtran, Inc.
                      (Registrant)




Date July 27, 1998    John P. Tague
                      President and Chief Executive Officer
                      Director




Date July 27, 1998    James W. Hlavacek
                      Executive Vice President, Chief Operating Officer
                        and President of ATA Training Corporation
                      Director




Date July 27, 1998     Kenneth K. Wolff
                       Executive Vice President and Chief Financial Officer
                       Director




Date July 27, 1998     Dalen D. Thomas
                       Senior Vice President, Sales, Marketing
                         and Strategic Planning
                       Director