Form 10-Q
period 1998-09-30
AMTRAN INC
filed 1998-11-17
CIK 898904

United States Securities and Exchange Commission
                              Washington, D.C.  20549

                                      FORM 10-Q
                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998

                                          or

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

Common Stock, Without Par Value - 11,856,007 shares outstanding as of October 31, 1998

                                    AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

                                                                       September 30,      December 31,
                                                                           1998              1997
                                                                     ---------------   --------------
                               ASSETS                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                        $     110,807    $      104,196
     Receivables, net of allowance for doubtful accounts
          (1998 - $1,416; 1997 - $1,682)                                     26,433            23,266
     Inventories,  net                                                       17,604            14,488
     Prepaid expenses and other current assets                               22,533            20,892
                                                                     ---------------   ---------------
Total current assets                                                        177,377           162,842

Property and equipment:
     Flight equipment                                                       548,659           463,576
     Facilities and ground equipment                                         63,052            54,933
                                                                     ---------------   ---------------
                                                                            611,711           518,509
     Accumulated depreciation                                             (287,831)         (250,828)
                                                                     ---------------   ---------------
                                                                            323,880           267,681

Assets held for sale                                                          7,176             8,691
Deposits and other assets                                                    11,978            11,643
                                                                     ---------------   ---------------

Total assets                                                          $     520,411    $      450,857
                                                                     ===============   ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $       6,477    $        8,975
     Accounts payable                                                        15,644            10,511
     Air traffic liabilities                                                 68,671            68,554
     Accrued expenses                                                        97,426            80,312
                                                                     ---------------   ---------------
Total current liabilities                                                   188,218           168,352

Long-term debt, less current maturities                                     174,262           182,829
Deferred income taxes                                                        49,581            31,460
Other deferred items                                                         10,395            11,226

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                   -                 -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 12,054,052 - 1998; 11,798,852 - 1997                         42,496            38,760
     Additional paid-in-capital                                              13,529            15,340
     Deferred compensation - ESOP                                           (1,066)           (1,600)
     Treasury stock: 193,506 shares - 1998; 185,000 shares 1997             (1,881)           (1,760)
     Retained earnings                                                       44,877             6,250
                                                                     ---------------   ---------------

                                                                             97,955            56,990
                                                                     ---------------   ---------------

Total liabilities and shareholders' equity                            $     520,411    $      450,857
                                                                     ===============   ===============


See accompanying notes.


                                          AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)



                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                                      1998                1997                     1998                1997
                                              --------------------------------------       --------------------------------------
                                                   (Unaudited)         (Unaudited)              (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service                          $         134,973    $        102,024        $         384,456    $        271,282
   Charter                                               92,949              95,563                  277,763             288,928
   Ground package                                         6,092               5,322                   17,629              16,347
   Other                                                  8,400               7,881                   30,335              20,705
                                              ------------------   -----------------       ------------------   -----------------
Total operating revenues                                242,414             210,790                  710,183             597,262
                                              ------------------   -----------------       ------------------   -----------------

Operating expenses:
   Salaries, wages and benefits                          53,442              43,574                  155,795             127,981
   Fuel and oil                                          35,554              41,820                  107,639             118,890
   Handling, landing and navigation fees                 22,226              19,906                   57,503              54,368
   Depreciation and amortization                         18,612              16,558                   58,293              45,994
   Aircraft maintenance, materials and repairs           14,446              15,158                   41,641              40,083
   Aircraft rentals                                      13,400              13,474                   39,249              41,758
   Crew and other employee travel                        11,330              10,378                   31,218              27,684
   Passenger service                                     10,159               9,977                   26,871              25,751
   Commissions                                            6,933               6,964                   21,521              19,553
   Other selling expenses                                 5,272               4,122                   16,451              10,916
   Ground package cost                                    5,097               4,548                   14,985              14,042
   Advertising                                            4,392               3,160                   13,421               9,818
   Facility and other rentals                             2,382               2,200                    6,991               6,551
   Other                                                 16,272              13,625                   47,655              39,797
                                              ------------------   -----------------       ------------------   -----------------
Total operating expenses                                219,517             205,464                  639,233             583,186
                                              ------------------   -----------------       ------------------   -----------------

Operating income                                         22,897               5,326                   70,950              14,076

Other income (expense):
   Interest income                                        1,106                 585                    3,324                 810
   Interest (expense)                                   (3,204)             (2,515)                  (9,671)             (5,835)
   Other                                                     49                 178                      165                 361
                                              ------------------   -----------------       ------------------   -----------------
Other expenses                                          (2,049)             (1,752)                  (6,182)             (4,664)
                                              ------------------   -----------------       ------------------   -----------------

Income before income taxes                               20,848               3,574                   64,768               9,412
Income taxes                                              8,415               1,828                   26,141               5,192
                                              ------------------   -----------------       ------------------   -----------------
Net income                                      $        12,433     $         1,746          $        38,627     $         4,220
                                              ==================   =================       ==================   =================

Basic earnings per common share:
Average shares outstanding                           11,766,933          11,586,330               11,654,875          11,577,706
Net income per share                            $          1.06     $          0.15          $          3.31     $          0.36
                                              ==================   =================       ==================   =================

Diluted earnings per common share:
Average shares outstanding                           13,496,911          11,786,735               12,922,105          11,794,108
Net income per share                            $          0.92     $          0.15          $          2.99     $          0.36
                                              ==================   =================       ==================   =================

See accompanying notes.


                                       AMTRAN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                   Nine Months Ended September 30,
                                                                      1998                1997
                                                               ------------------------------------
                                                                  (Unaudited)          (Unaudited)

Operating activities:

Net  income                                                    $        38,627       $       4,220
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                      58,293              45,994
     Deferred income taxes                                              18,121               8,495
     Other non-cash items                                                  295             (1,653)
   Changes in operating assets and liabilities:
      Receivables                                                      (3,167)               (826)
      Inventories                                                      (2,183)             (1,103)
      Assets held for sale                                             -                     5,206
      Prepaid expenses                                                 (1,641)             (6,024)
      Accounts payable                                                   5,133             (7,521)
      Air traffic liabilities                                              117              13,739
      Accrued expenses                                                  18,275              10,205
                                                               ----------------     ---------------
    Net cash provided by operating activities                          131,870              70,732
                                                               ----------------     ---------------

Investing activities:

Proceeds from sales of property and equipment                            1,061               7,959
Capital expenditures                                                 (115,636)            (63,519)
Additions to other assets                                              (1,065)             (5,092)
                                                               ----------------     ---------------
   Net cash used in investing activities                             (115,640)            (60,652)
                                                               ----------------     ---------------

Financing activities:

Proceeds from sale of common stock                                       1,624              -
Purchase of treasury stock                                               (121)              -
Payments on short-term debt                                            (4,750)              -
Proceeds from long-term debt                                             6,000             125,000
Payments on long-term debt.                                           (12,372)           (126,254)
                                                               ----------------     ---------------
   Net cash used in financing activities                               (9,619)             (1,254)
                                                               ----------------     ---------------

Increase in cash and cash equivalents                                    6,611               8,826
Cash and cash equivalents, beginning of period                         104,196              73,382
                                                               ----------------     ---------------
Cash and cash equivalents, end of period                       $       110,807       $      82,208
                                                               ================     ===============

Supplemental disclosures:

Cash payments for:
   Interest                                                    $        13,311       $       5,043
   Income taxes (refunds)                                                6,412               (314)

Financing and investing activities not affecting cash:
   Issuance of long-term debt directly for capital             $       -             $      30,650
expenditures


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

      The consolidated financial statements for the quarters ended September 30, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for the change in accounting estimate described in footnote 4) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended September 30,
                                                                           1998                    1997
                                                                 ------------------------------------------
           Numerator:
               Net income                                               $12,433,000             $1,746,000

           Denominator:
               Denominator for basic earnings per
                    share - weighted average shares                      11,766,933             11,586,330
               Effect of dilutive securities:
                   Employee stock options                                 1,729,475                198,905
                   Restricted shares                                            503                  1,500
                                                               --------------------- ----------------------
                Dilutive potential common shares                          1,729,978                200,405
                                                               --------------------- ----------------------
                Denominator for diluted earnings per
                   share - adjusted weighted average shares              13,496,911             11,786,735
                                                               ===================== ======================
           Basic earnings per share                                           $1.06                  $0.15
                                                               ===================== ======================
           Diluted earnings per share                                         $0.92                  $0.15
                                                               ===================== ======================



                                                                       Nine Months Ended September 30,
                                                                            1998                   1997
                                                                 ------------------------------------------

           Numerator:
               Net income                                               $38,627,000            $ 4,220,000
           Denominator:
               Denominator for basic earnings per
                    share - weighted average shares                      11,654,875             11,577,706
               Effect of dilutive securities:
                   Employee stock options                                 1,266,727                214,902
                   Restricted shares                                            503                  1,500
                                                               --------------------- ----------------------
                Dilutive potential common shares                          1,267,230                216,402
                                                               --------------------- ----------------------
                Denominator for diluted earnings per
                   share - adjusted weighted average shares              12,922,105             11,974,108
                                                               ===================== ======================
           Basic earnings per share                                           $3.31                  $0.36
                                                               ===================== ======================
           Diluted earnings per share                                         $2.99                  $0.36
                                                               ===================== ======================


3.    Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. As of September 30, 1998, the Company had repurchased 193,506 shares at a total cost of $1.9 million.

      The Company's 1993 Incentive Stock Plan for Key Employees (1993 Plan) authorized the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees (1996 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods of up to three years of continued employment.

      A summary of common stock option changes follows:

                                                            Number of            Weighted-Average
                                                               Shares             Exercise Price
                                                                                    (In dollars)

        Outstanding at December 31, 1997                    2,512,400                   $9.06

        Granted                                              479,700                    $9.45

        Exercised                                           (228,056)                   $9.35

        Canceled                                             (15,666)                   $8.91
                                                          ---------------

        Outstanding at September 30, 1998                   2,748,378                   $9.19
                                                          ===============

        Options exercisable at December 31, 1997             390,232                   $12.02
                                                          ===============

        Options exercisable at September 30, 1998           1,071,899                   $9.49
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

      Options outstanding at September 30, 1998, expire from August 2003 to October 2008. A total of 1,151,622 shares are reserved for future grants as of September 30, 1998, under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at September 30, 1998:

        Range of Exercise Prices                           $7 - 11     $12 - 26

        Options outstanding:
          Weighted-Average Remaining Contractual Life   8.06 years    6.28 years
          Weighted-Average Exercise Price                    $8.54        $14.75
          Number                                         2,468,079       280,299

        Options exercisable:
          Weighted-Average Exercise Price                    $8.13        $14.79
          Number                                           856,664       215,235

4.    Change in Accounting Estimate

      In July 1998 the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft for delivery between August 1998 and June 1999.The Company already operates 14 Lockheed L-1011 series 50 and series 100 aircraft, 13 of which are owned and one of which is leased. The purchase agreement will expand the size of the Lockheed L-1011 fleet from 14 to 19 aircraft, and is expected to produce operating economies in such expenses as crew training, crew salaries, and aircraft maintenance.

      As a result of this fleet expansion, the Company now expects to operate its existing fleet of Lockheed L-1011 series 50 and series 100 aircraft through December 2004, as opposed to previous retirement dates which had ranged from 2000 to 2002. The Company implemented this change in accounting estimate effective July 1, 1998 which, in addition to extending the estimated useful lives of the 13 owned aircraft, also reduced the estimated salvage value for these aircraft as of the common retirement date of December 2004.

      This change in accounting estimate resulted in a reduction in depreciation and amortization expense in the three and nine months ended September 30, 1998 of $972,000, and resulted in an increase in net income of $580,000 in the same periods. Basic and fully diluted earnings per share in the three and nine months ended September 30, 1998 were increased by $0.05 and $0.04, respectively.

PART I - Financial Information
Item II- Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 1998, Versus Quarter and Nine Months Ended September 30, 1997

Overview

Amtran is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 25 years and is the eleventh largest U.S. airline in terms of 1997 revenues and revenue passenger miles ("RPMs"). ATA provides scheduled service through nonstop and connecting flights from the gateway cities of Chicago-Midway, Indianapolis and Milwaukee to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City's La Guardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the third quarter of 1998, the Company generated record operating earnings and net income as compared to any third quarter in the Company's 25-year history. In combination with record first and second quarter 1998 operating earnings and net income, the Company also generated record operating earnings and net income in the first nine months of 1998, as compared to any nine-month period in the Company's history. These results were primarily due to the effects of record operating revenues, modest growth in unit operating expenses and higher utilization of aircraft.

The Company generated a consolidated 10.0% and 8.3% improvement, respectively, in revenue per available seat mile ("RASM") during the third quarter of 1998 and the nine months ended September 30, 1998, as compared to the same periods of 1997. Scheduled service RASM increased by 12.2% and 11.3%, respectively, in the third quarter of 1998 and the nine months ended September 30, 1998, as compared to the same periods of the prior year. The Company increased its total capacity in this business unit by 17.8% between the third quarters of 1998 and 1997, and by 27.5% between the nine months ended September 30, 1998 and 1997. Commercial charter RASM increased by 6.0% between the third quarter of 1998 and the third quarter of 1997, and by 5.3% between the nine month periods ended September 30, 1998 and 1997. Military/government RASM increased by 6.8% in the third quarter of 1998 and 5.7% in the nine months ended September 30, 1998, as compared to the same periods of 1997.

The Company at the same time increased its operating cost per available seat mile ("CASM") by 2.3% between the third quarter of 1998 and the third quarter of 1997, while CASM was unchanged between the nine-month periods ended September 30, 1998 and 1997. In both sets of comparative periods, salaries, wages and benefits cost per ASM increased while fuel and oil cost per ASM declined; other year-over-year changes in cost per ASM between periods were less significant.

In the third quarter of 1998, and for the nine months ended September 30, 1998, the Company also increased average aircraft utilization as compared to the same periods of 1997, as measured by average daily block hours flown per aircraft in service, including spares. The Boeing 727-200 fleet flew an average of 7.6% more block hours per day in the third quarter of 1998 as compared to the third quarter of 1997, and 17.5% more block hours per day in the nine months ended September 30, 1998, as compared to the same period of the prior year. The Boeing 757-200 fleet flew an average of 1.0% more block hours per day in the third quarter of 1998, as compared to the third quarter of 1997, and 10.8% more block hours per day in the nine months ended September 30, 1998, as compared to the same period of the prior year. The Lockheed L-1011 fleet flew an average of 1.4% fewer block hours per day in the third quarter of 1998, as compared to the third quarter of 1997, and 5.9% more block hours per day in the nine months ended September 30, 1998, as compared to the same period of the prior year.

Results of Operations

For the quarter ended September 30, 1998, the Company earned $22.9 million in operating income, as compared to an operating income of $5.3 million in the comparable quarter of 1997; and the Company earned $71.0 million in operating income in the nine months ended September 30, 1998, as compared to an operating income of $14.1 million in the nine months ended September 30, 1997.

For the quarter ended September 30, 1998, the Company earned $12.4 million in net income, as compared to net income of $1.7 million in the comparable quarter of 1997; and the Company earned $38.6 million in net income in the nine months ended September 30, 1998, as compared to net income of $4.2 million earned in the nine months ended September 30, 1997.

The Company's third quarter 1998 operating revenues increased 15.0% to $242.4 million, as compared to $210.8 million in the same period of 1997. RASM increased 10.0% to 6.37 cents in the third quarter of 1998, as compared to 5.79 cents in the same period of the prior year. Available seat miles ("ASMs") increased 4.5% to 3.806 billion from 3.641 billion, RPMs increased 4.9% to 2.769 billion from 2.640 billion, and passenger load factor increased 0.3 points to 72.8% as compared to 72.5%. Yield in the third quarter of 1998 increased 9.7% to
8.75 cents per RPM, as compared to 7.98 cents per RPM in 1997. Total passengers boarded increased 14.7% to 1,557,292 in the third quarter of 1998, as compared to 1,357,267 in the third quarter of 1997, while total departures increased 17.5% to 16,133 from 13,733 between the same comparable periods, and block hours increased 8.5% to 42,325 in the 1998 third quarter, as compared to 39,001 in the 1997 third quarter.

The Company's operating revenues for the nine months ended September 30, 1998, increased 18.9% to $710.2 million, as compared to $597.3 million in the same period of 1997. RASM increased 8.3% to 6.65 cents in the nine months ended September 30, 1998, as compared to 6.14 cents in the same period of the prior year. ASMs increased 9.7% to 10.677 billion from 9.731 billion, RPMs increased 8.6% to 7.663 billion from 7.056 billion, and passenger load factor decreased
0.7 points to 71.8% as compared to 72.5%. Yield in the nine months ended September 30, 1998 increased 9.6% to 9.27 cents per RPM, as compared to 8.46 cents per RPM in 1997. Total passengers boarded increased 15.2% to 4,732,693 in the nine months ended September 30, 1998, as compared to 4,108,093 in the same period of 1997, while total departures increased 30.5% to 46,887 from 35,943 between the same comparable periods, and block hours increased 16.8% to 122,219 in the nine months ended September 30, 1998, as compared to 104,683 in the nine months ended September 30, 1997.

Operating expenses increased 6.8% to $219.5 million in the third quarter of 1998, as compared to $205.5 million in the third quarter of 1997, and operating expenses increased 9.6% to $639.2 million in the nine months ended September 30, 1998, as compared to $583.2 million in the same period of 1997. Operating expense per ASM increased 2.3% to 5.77 cents in the third quarter of 1998, as compared to 5.64 cents in the third quarter of 1997, while operating expense per ASM remained unchanged at 5.99 cents in the nine-month periods ended September 30, 1998 and 1997.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                 Cents Per ASM                           Cents Per ASM
                                                       Three Months Ended September 30,         Nine Months Ended September 30,

                                                           1998                1997                 1998                1997
                                                           ----                ----                 ----                ----

Total operating revenues                                   6.37                5.79                 6.65                6.14

Operating expenses:
    Salaries, wages and benefits                           1.41                1.20                 1.46                1.32
    Fuel and oil                                           0.93                1.15                 1.01                1.22
    Handling, landing and navigation fees                  0.58                0.55                 0.54                0.56
    Depreciation and amortization                          0.49                0.45                 0.55                0.47
    Aircraft maintenance, materials and repairs            0.38                0.42                 0.39                0.41
    Aircraft rentals                                       0.35                0.37                 0.37                0.43
    Crew and other employee travel                         0.30                0.29                 0.29                0.29
    Passenger service                                      0.27                0.27                 0.25                0.26
    Commissions                                            0.18                0.19                 0.20                0.20
    Other selling expenses                                 0.14                0.11                 0.15                0.11
    Ground package cost                                    0.13                0.12                 0.14                0.14
    Advertising                                            0.12                0.09                 0.12                0.10
    Facility and other rentals                             0.06                0.06                 0.07                0.07
    Other                                                  0.43                0.37                 0.45                0.41
                                                           ----                ----                 ----                ----

Total operating expenses                                   5.77                5.64                 5.99                5.99
                                                           ----                ----                 ----                ----

Operating income                                           0.60                0.15                0.66                 0.15
                                                           ----                ----                ----                 ----

ASMs (in thousands)                                     3,805,993           3,640,917           10,676,929           9,731,059


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

------------------------------------- ----------------------------------------------------------------

                                                     Three Months Ended September 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                11,875          10,567            1,308           12.38
Departures J31(a)                              4,258           3,166            1,092           34.49
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        16,133          13,733            2,400           17.48
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               38,003          35,683            2,320            6.50
Block Hours J31                                4,322           3,328              994           29.87
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       42,325          39,011            3,314            8.50
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,760,708       2,634,314          126,394            4.80
RPMs J31 (000s)                                8,574           6,185            2,389           38.63
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,769,282       2,640,499          128,783            4.88
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,792,501       3,630,553          161,948            4.46
ASMs J31 (000s)                               13,492          10,364            3,128           30.18
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,805,993       3,640,917          165,076            4.53
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                72.79           72.56             0.23            0.32
Load Factor J31                                63.55           59.68             3.87            6.48
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        72.76           72.52             0.24            0.33
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,507,928       1,324,282          183,646           13.87
Passengers Enplaned J31                       49,364          32,985           16,379           49.66
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,557,292       1,357,267          200,025           14.74
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              242,414         210,790           31,624           15.00
RASM in cents (h)                               6.37            5.79             0.58           10.02
CASM in cents (i)                               5.77            5.64             0.13            2.30
Yield in cents (j)                              8.75            7.98             0.77            9.65
------------------------------------- --------------- --------------- ---------------- ---------------

  See footnotes (a) through (j) on pages 12-13.


------------------------------------- ----------------------------------------------------------------
                                                      Nine Months Ended September 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                34,749          29,840            4,909           16.45
Departures J31(a)                             12,138           6,103            6,035           98.89
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        46,887          35,943           10,944           30.45
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                              110,372          98,226           12,146           12.37
Block Hours J31                               11,847           6,457            5,390           83.48
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      122,219         104,683           17,536           16.75
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            7,640,306       7,043,685          596,621            8.47
RPMs J31 (000s)                               22,808          12,231           10,577           86.48
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    7,663,114       7,055,916          607,198            8.61
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                           10,638,219       9,710,839          927,380            9.55
ASMs J31 (000s)                               38,710          20,220           18,490           91.44
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                   10,676,929       9,731,059          945,870            9.72
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                71.82           72.53           (0.71)          (0.98)
Load Factor J31                                58.92           60.49           (1.57)          (2.60)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.77           72.51           (0.74)          (1.02)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    4,602,544       4,043,535          559,009           13.82
Passengers Enplaned J31                      130,149          64,558           65,591          101.60
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            4,732,693       4,108,093          624,600           15.20
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              710,183         597,262          112,921           18.91
RASM in cents (h)                               6.65            6.14             0.51            8.31
CASM in cents (i)                               5.99            5.99                -               -
Yield in cents (j)                              9.27            8.46             0.81            9.57
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


Operating Revenues

Total operating revenues for the third quarter of 1998 increased 15.0% to $242.4 million from $210.8 million in the third quarter of 1997. This increase was due to a $32.9 million increase in scheduled service revenues, a $0.8 million increase in ground package revenues and a $0.5 million increase in other revenues, partially offset by a $1.3 million decrease in military/government charter revenues and a $1.3 million decrease in commercial charter revenues.

Total operating revenues for the nine months ended September 30, 1998, increased 18.9% to $710.2 million from $597.3 million in the nine months ended September 30, 1997. This increase was due to a $113.2 million increase in scheduled service revenues, a $9.6 million increase in other revenues and a $1.3 million increase in ground package revenues, partially offset by a $6.5 million decrease in commercial charter revenues, and a $4.7 million decrease in military/government charter revenues.

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

------------------------------------- ----------------------------------------------------------------
                                                     Three Months Ended September 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 8,195           6,581            1,614           24.53
Departures J31(a)                              4,258           3,166            1,092           34.49
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        12,453           9,747            2,706           27.76
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               24,307          20,571            3,736           18.16
Block Hours J31                                4,322           3,328              994           29.87
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       28,629          23,899            4,730           19.79
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,581,758       1,310,890          270,868           20.66
RPMs J31 (000s)                                8,574           6,185            2,389           38.63
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,590,332       1,317,075          273,257           20.75
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            2,144,651       1,821,904          322,747           17.71
ASMs J31 (000s)                               13,492          10,364            3,128           30.18
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    2,158,143       1,832,268          325,875           17.79
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                73.75           71.95             1.80            2.50
Load Factor J31                                63.55           59.68             3.87            6.48
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        73.69           71.88             1.81            2.52
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,062,699         838,623          224,076           26.72
Passengers Enplaned J31                       49,364          32,985           16,379           49.66
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,112,063         871,608          240,455           27.59
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             134,973         102,024           32,949           32.30
RASM in cents (h)                               6.25            5.57             0.68           12.21
Yield in cents (j)                              8.49            7.75             0.74            9.55
Rev per segment $ (k)                         121.37          117.05             4.32            3.69
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 12-13.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.


------------------------------------- ----------------------------------------------------------------
                                                      Nine Months Ended September 30,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                23,026          17,035            5,991           35.17
Departures J31(a)                             12,138           6,103            6,035           98.89
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        35,164          23,138           12,026           51.98
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               68,392          52,443           15,949           30.41
Block Hours J31                               11,847           6,457            5,390           83.48
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       80,239          58,900           21,339           36.23
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            4,359,466       3,375,501          983,965           29.15
RPMs J31 (000s)                               22,808          12,231           10,577           86.48
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    4,382,274       3,387,732          994,542           29.36
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            5,767,773       4,535,656        1,232,117           27.17
ASMs J31 (000s)                               38,710          20,220           18,490           91.44
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    5,806,483       4,555,876        1,250,607           27.45
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                75.58           74.42             1.16            1.56
Load Factor J31                                58.92           60.49           (1.57)          (2.60)
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        75.47           74.36             1.11            1.49
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    3,055,545       2,276,910          778,635           34.20
Passengers Enplaned J31                      130,149          64,558           65,591          101.60
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            3,185,694       2,341,468          844,226           36.06
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             384,456         271,282          113,174           41.72
RASM in cents (h)                               6.62            5.95             0.67           11.26
Yield in cents (j)                              8.77            8.01             0.76            9.49
Rev per segment $ (k)                         120.68          115.86             4.82            4.16
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 12-13. See footnote (k) on page 14.

Scheduled service revenues in the third quarter of 1998 increased 32.4% to $135.0 million from $102.0 million in the third quarter of 1997. Scheduled service revenues comprised 55.7% of consolidated revenues in the 1998 third quarter, as compared to 48.4% of consolidated revenues in the same period of 1997. Scheduled service RPMs increased 20.7% to 1.590 billion from 1.317 billion, while ASMs increased 17.8% to 2.158 billion from 1.832 billion, resulting in an increase of 1.8 points in passenger load factor to 73.7% in the third quarter of 1998, from 71.9% in the same period of 1997. Scheduled service yield in the 1998 third quarter increased 9.6% to 8.49 cents from 7.75 cents in the third quarter of 1997, while RASM increased 12.2% to 6.25 cents from 5.57 cents between the same periods.

Scheduled service revenues in the nine months ended September 30, 1998, increased 41.7% to $384.5 million from $271.3 million in the nine months ended September 30, 1997. Scheduled service revenues comprised 54.1% of consolidated revenues in the nine months ended September 30, 1998, as compared to 45.4% of consolidated revenues in the same period of 1997. Scheduled service RPMs increased 29.3% to 4.382 billion from 3.388 billion, while ASMs increased 27.4% to 5.806 billion from 4.556 billion, resulting in an increase of 1.1 points in passenger load factor to 75.5% in the nine months ended September 30, 1998, from 74.4% in the same period of 1997. Scheduled service yield in the nine months ended September 30, 1998, increased 9.5% to 8.77 cents from 8.01 cents in the nine months ended September 30, 1997, while RASM increased 11.3% to 6.62 cents from 5.95 cents between the same periods.

Scheduled service departures in the third quarter of 1998 increased 27.8% to 12,453 from 9,747 in the third quarter of 1997; block hours increased 19.8% to 28,629 in the third quarter of 1998, from 23,899 in the third quarter of 1997; and passengers boarded increased 27.6% between periods to 1,112,063, as compared to 871,608. Scheduled service departures in the nine months ended September 30, 1998, increased 52.0% to 35,164 from 23,138 in the nine months ended September 30, 1997; block hours increased 36.2% to 80,239 in the nine months ended September 30, 1998, from 58,900 in the nine months ended September 30, 1997; and passengers boarded increased 36.1% between periods to 3,185,694, as compared to 2,341,468. Period-to-period percentage changes in departures, block hours and passengers boarded were significantly impacted by the operation of ATA Connection Jetstream 31 commuter flights in the nine months ended September 30, 1998, which operated only during the six months ended September 30, 1997. Such operations in all periods generate comparatively less impact to ASMs and RPMs due to the small seat capacity and short stage length of ATA Connection propeller aircraft as compared to the Company's jet aircraft. The Company currently has a code share agreement with Chicago Express under which Chicago Express operates 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison.

The Company's third quarter 1998 scheduled service at Chicago-Midway (excluding New York services and direct service to San Juan, discussed separately below) accounted for approximately 46.0% of scheduled service ASMs and 68.3% of scheduled service departures, as compared to 37.3% and 59.5%, respectively, in the third quarter of 1997. On May 1, 1998, the Company began three daily nonstop flights to Dallas-Ft. Worth and two daily nonstop flights to Denver, none of which services were provided during the third quarter of 1997. In addition to these new services, the Company added frequencies in the third quarter of 1998 to most existing jet markets, including Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, Phoenix, St. Petersburg and San Francisco. Flight frequencies to Sarasota declined between periods. ATA Connection Jetstream 31 flights in the third quarters of 1998 and 1997 served Chicago-Midway from the cities of Dayton, Des Moines, Grand Rapids, Indianapolis, and Milwaukee; frequencies were approximately the same in all of these markets in the 1998 third quarter as compared to the same period of 1997. In addition, the Company operated ATA Connection Jetstream 31 service between Chicago-Midway and the cities of Lansing and Madison in the third quarter of 1998, while such service was not operated in the same period of 1997. During the nine months ended September 30, 1998, scheduled service at Chicago-Midway (excluding New York services and direct service to San Juan, discussed separately below) accounted for approximately 46.2% of scheduled service ASMs and 66.8% of scheduled service departures, as compared to 40.8% and 58.3%, respectively, in the nine months ended September 30, 1997.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 1999 and beyond. In addition to the new markets and expanded service to many existing markets described above, the Company began three daily nonstop flights to New York's La Guardia airport on July 7, 1998 using slots newly awarded to the Company by the Department of Transportation ("DOT"). The Company operated 57 daily jet and commuter departures from Chicago-Midway and served 21 destinations on a nonstop basis in the summer of 1998, as compared to 15 nonstop destinations served in the summer of 1997. This capacity expansion is expected to require the addition of five hundred new employees in the Chicago area by the end of 1998. By the end of the third quarter of 1998, the Company also substantially completed a $1.5 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company also presently expects to occupy 12 jet gates and 6 commuter aircraft gates at the new Chicago-Midway terminal which is presently scheduled for completion in 2002, as compared to the six jet gates currently occupied in the existing terminal.

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

The Company's Hawaii service accounted for 27.6% of scheduled service ASMs and 7.0% of scheduled service departures in the third quarter of 1998, as compared to 29.6% and 8.0%, respectively, in the third quarter of 1997. The Company provided nonstop services in both quarters from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. In addition, in the third quarter of 1998, seasonal nonstop service was operated from San Diego to Honolulu, which was not operated in the third quarter of 1997. The Company provides these services through a marketing alliance with Pleasant Hawaiian Holidays, the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company uses primarily wide-body Lockheed L-1011 aircraft, supplemented with some narrow-body flights using Boeing 757-200 aircraft. Pleasant Hawaiian Holidays purchases a majority of the available seats on these flights and markets them to their leisure customers, often in conjunction with ground arrangements. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews. During the nine months ended September 30, 1998, Hawaii services accounted for approximately 23.1% of scheduled service ASMs and 5.8% of scheduled service departures, as compared to 26.9% and 7.9%, respectively, in the nine months ended September 30, 1997.

The Company's Indianapolis service accounted for 13.1% of scheduled service ASMs and 10.8% of scheduled service departures in the third quarter of 1998, as compared to 18.8% and 15.8%, respectively, in the same period of 1997. In the third quarter of 1998, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. Frequencies were reduced between years in Cancun, Las Vegas, Los Angeles and San Francisco in order to redeploy narrow-body aircraft into more profitable markets such as Chicago-Midway to New York and San Juan. The Company has served Indianapolis for 25 years through the Ambassadair Travel Club and in scheduled service since 1986. The ATA Connection commuter service between Indianapolis and Chicago-Midway offers Indianapolis-originating customers a large selection of additional jet connections west to Denver, Phoenix and Hawaii, east to New York, and south to Dallas-Ft. Worth and San Juan which are more economically served from Indianapolis through this connection than by direct flights. During the nine months ended September 30, 1998, scheduled service at Indianapolis accounted for approximately 16.4% of scheduled service ASMs and 13.1% of scheduled service departures, as compared to 20.2% and 18.9%, respectively, in the nine months ended September 30, 1997.

The Company's San Juan, Puerto Rico service accounted for 6.1% of scheduled service ASMs and 4.4% of scheduled service departures in the third quarter of 1998, as compared to 4.6% and 4.1%, respectively, in the third quarter of 1997. The Company provided nonstop service from San Juan to Orlando and St. Petersburg in both quarters, although frequencies to Orlando were significantly increased in the third quarter of 1998 as compared to the third quarter of 1997. The Company also began serving San Juan on a nonstop basis from Chicago-Midway on May 26, 1998, while such nonstop service was not operated in the third quarter of 1997. During the nine months ended September 30, 1998, scheduled service at San Juan accounted for approximately 5.4% of scheduled service ASMs and 4.4% of scheduled service departures, as compared to 3.5% and 3.3%, respectively, in the nine months ended September 30, 1997.

The Company's New York service accounted for 5.1% of scheduled service ASMs and 6.7% of scheduled service departures in the third quarter of 1998, as compared to 5.0% and 6.9%, respectively, in the third quarter of 1997.The Company began nonstop service to New York's John F. Kennedy International Airport from
Chicago-Midway, Indianapolis and St. Petersburg in June 1997; services from Indianapolis were discontinued in the fall of 1997, and services from St. Petersburg were discontinued in May 1998. In April 1998, the Company was awarded landing slots at New York's La Guardia Airport, with which it began the operation of three daily nonstops to Chicago-Midway on July 7, 1998. During the nine months ended September 30, 1998, scheduled service at New York accounted for approximately 4.6% of scheduled service ASMs and 5.6% of scheduled service departures, as compared to 2.7% and 3.8%, respectively, in the nine months ended September 30, 1997.

The Company's Milwaukee service accounted for 2.0% of scheduled service ASMs and 1.8% of scheduled service departures in the third quarter of 1998, as compared to 1.9% and 1.9%, respectively, in the third quarter of 1997. The Company provided nonstop service to Orlando in both quarters although frequencies were increased slightly in the third quarter of 1998 as compared to the same period of 1997. The Company believes that in the Orlando market, it is the only direct low-cost choice from Milwaukee. During the nine months ended September 30, 1998, scheduled service at Milwaukee accounted for approximately 3.5% of scheduled service ASMs and 3.0% of scheduled service departures, as compared to 4.2% and 4.4%, respectively, in the nine months ended September 30, 1997.

The Company continues to evaluate the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company believes that scheduled service yields and load factors in the first three quarters of 1998 have benefited from strong customer demand for air transportation in the United States during a period of constrained industry growth in seat capacity relative to this demand. The ability of the Company to increase its year-over-year scheduled service seat capacity by 17.8% in the third quarter of 1998, and 27.5% in the nine months ended September 30, 1998, and to operate with a higher load factor in both comparative periods, further underscores the fundamental strength of current demand in its domestic scheduled service.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenue growth in the first nine months of 1998 was constrained by the reassignment of several narrow-body aircraft to scheduled service expansion and by subservice contracts with other airlines, which the Company believes have been more profitable for these aircraft than the commercial charter applications they replaced. The Company, however, continues to believe that tour operator and specialty charter are businesses where the Company's experience and size provide meaningful competitive advantage and are businesses to which the Company remains committed. Commercial charter revenues accounted for 25.9% of consolidated revenues in the third quarter of 1998, as compared to 30.4% in the third quarter of 1997, and for 25.1% of consolidated revenues in the nine months ended September 30, 1998, as compared to 31.0% in the same period of 1997.

The Company is addressing its seat capacity limitations in the commercial (and military/government) charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. In July 1998, the Company committed to the purchase of five such aircraft from Royal Jordanian Airlines, for delivery between the third quarter of 1998 and the second quarter of 1999. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The
Company expects to place these aircraft into service in commercial and military/government charter operations between December 1998 and December 1999, which would provide a substantial increase in available seat capacity for these charter business units, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

----------------------------------- ----------------------------------------------------------------
                                                       Three Months Ended September 30,
                                              1998             1997       Inc (Dec)     % Inc (Dec)
                                              ----             ----       ---------     -----------
Departures (b)                               2,521            2,710           (189)          (6.97)
Block Hours (c)                              9,527           10,425           (898)          (8.61)
RPMs (000s) (d)                            972,345        1,063,118        (90,773)          (8.54)
ASMs (000s) (e)                          1,176,448        1,271,372        (94,924)          (7.47)
Passengers Enplaned (g)                    393,948          416,964        (23,016)          (5.52)
Revenue $(000s)                             62,782           64,107         (1,325)          (2.07)
RASM in cents (h)                             5.34             5.04            0.30            5.95
----------------------------------- --------------- ---------------- --------------- ---------------

----------------------------------- ----------------------------------------------------------------
                                                        Nine Months Ended September 30,
                                              1998             1997       Inc (Dec)     % Inc (Dec)
Departures (b)                               7,573            8,712         (1,139)         (13.07)
Block Hours (c)                             26,577           30,268         (3,691)         (12.19)
RPMs (000s) (d)                          2,478,914        2,803,584       (324,670)         (11.58)
ASMs (000s) (e)                          3,110,695        3,390,689       (279,994)          (8.26)
Passengers Enplaned (g)                  1,309,403        1,535,560       (226,157)         (14.73)
Revenue $(000s)                            178,468          184,912         (6,444)          (3.48)
RASM in cents (h)                             5.74             5.45            0.29            5.32
----------------------------------- --------------- ---------------- --------------- ---------------

See footnotes (b) through (h) on pages 12-13.

Commercial charter revenues decreased 2.0% to $62.8 million in the third quarter of 1998, as compared to $64.1 million in the third quarter of 1997. Commercial charter RPMs decreased 8.5% to 972.3 million in the third quarter of 1998 from
1.063 billion in the third quarter of 1997, while ASMs decreased 7.5% to 1.176 billion from 1.271 billion. Commercial charter RASM increased 6.0% to 5.34 cents from 5.04 cents between the same periods. Commercial charter passengers boarded decreased 5.5% to 393,948 in the third quarter of 1998, as compared to 416,964 in the third quarter of 1997; departures decreased 7.0% to 2,521, as compared to 2,710; and block hours decreased 8.6% to 9,527, as compared to 10,425 between the same periods.

Commercial charter revenues decreased 3.5% to $178.5 million in the nine months ended September 30, 1998, as compared to $184.9 million in the nine months ended September 30, 1997. Commercial charter RPMs decreased 11.6% to 2.479 billion in the nine months ended September 30, 1998 from 2.804 billion in the same period of 1997, while ASMs decreased 8.3% to 3.111 billion from 3.391 billion. Commercial charter RASM increased 5.3% to 5.74 cents from 5.45 cents between the same periods. Commercial charter passengers boarded decreased 14.7% to 1,309,403 in the nine months ended September 30, 1998, as compared to 1,535,560 in the same period of 1997; departures decreased 13.1% to 7,573, as compared to 8,712; and block hours decreased 12.2% to 26,577, as compared to 30,268 between the same periods.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $55.9 million in revenues in the third quarter of 1998, as compared to $54.8 million in the same period of 1997, and comprised approximately $150.0 million in revenues in the nine months ended September 30, 1998, as compared to $155.9 million in the same period of 1997.

Specialty charter is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. In addition, specialty charter programs sometimes permit the Company to increase overall aircraft utilization by providing filler traffic during periods of low demand from other programs such as track charter. The Company believes that it is competitively advantaged to attract this type of business due to the size and geographic dispersion of its fleet, which reduces costly ferry time for aircraft and crews and thus permits more competitive pricing. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $3.9 million in revenues in the third quarter of 1998, as compared to $7.7 million in the same period of 1997, and comprised approximately $20.3 million in revenues in the nine months ended September 30, 1998, as compared to $22.4 million in the same period of 1997.

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

MilitarylGovernment  Charter  Revenues.  The following tables set forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

-------------------------------- ---------------------------------------------------------------
                                                      Three Months Ended September 30,
                                           1998            1997       Inc (Dec)     % Inc (Dec)
                                           ----            ----       ---------     -----------
Departures (b)                            1,141           1,190            (49)          (4.12)
Block Hours (c)                           4,118           4,475           (357)          (7.98)
RPMs (000s) (d)                         204,279         252,031        (47,752)         (18.95)
ASMs (000s) (e)                         467,118         520,180        (53,062)         (10.20)
Passengers Enplaned (g)                  50,145          62,102        (11,957)         (19.25)
Revenue $(000s)                          30,167          31,456         (1,289)          (4.10)
RASM in cents (h)                          6.46            6.05            0.41            6.78
-------------------------------- --------------- --------------- --------------- ---------------


-------------------------------- ---------------------------------------------------------------
                                                      Nine Months Ended September 30,
                                           1998            1997       Inc (Dec)     % Inc (Dec)
                                           ----            ----       ---------     -----------
Departures (b)                            3,600           3,917           (317)          (8.09)
Block Hours (c)                          13,475          15,071         (1,596)         (10.59)
RPMs (000s) (d)                         691,580         848,575       (156,995)         (18.50)
ASMs (000s) (e)                       1,580,959       1,750,832       (169,873)          (9.70)
Passengers Enplaned (g)                 168,301         218,945        (50,644)         (23.13)
Revenue $(000s)                          99,295         104,016         (4,721)          (4.54)
RASM in cents (h)                          6.28            5.94            0.34            5.72
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 12-13.

Military/government charter revenues decreased 4.1% to $30.2 million in the third quarter of 1998, as compared to $31.5 million in the third quarter of 1997. In the third quarter of 1998, the Company's U.S. military revenues represented 12.4% of consolidated revenues, as compared to 14.9% in the third quarter of 1997. U.S. military RPMs decreased 18.9% to 204.3 million in the third quarter of 1998, from 252.0 million in the third quarter of 1997, while ASMs decreased 10.2% to 467.1 million from 520.2 million. Military RASM increased 6.8% to 6.46 cents from 6.05 cents between the same time periods. U.S. military passengers boarded decreased 19.3% to 50,145 in the third quarter of 1998, as compared to 62,102 in the third quarter of 1997; departures decreased 4.1% to 1,141, as compared to 1,190; and block hours decreased 8.0% to 4,118, as compared to 4,475 between the same periods.

Military/government charter revenues decreased 4.5% to $99.3 million in the nine months ended September 30, 1998, as compared to $104.0 million in the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company's U.S. military revenues represented 14.0% of consolidated revenues, as compared to 17.4% in the nine months ended September 30, 1997. U.S. military RPMs decreased 18.5% to 691.6 million in the nine months ended September 30, 1998, from 848.6 million in the same period of 1997, while ASMs decreased 9.7% to 1.581 billion from 1.751 billion. Military RASM increased 5.7% to 6.28 cents from 5.94 cents between the same time periods. U.S. military passengers boarded decreased 23.1% to 168,301 in the nine months ended September 30, 1998, as compared to 218,945 in the same period of 1997; departures decreased 8.1% to 3,600, as compared to 3,917; and block hours decreased 10.6% to 13,475, as compared to 15,071 between the same periods.

The Company participates in two related military/government charter programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has entered into a contractor teaming arrangement with four other cargo airlines. Under this arrangement, the team has a greater likelihood of receiving fixed award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts are generally not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The Company committed up to four Boeing 757-200 aircraft to the military/government charter business in the first nine months of 1998 and 1997, although approximately 9.7% fewer ASMs were provided to this business unit in the nine months ended September 30, 1998, as compared to the same period of 1997, due to the reassignment of some aircraft hours to scheduled service and substitute service. As a result of more accurately documenting the actual costs associated with military flying, the Company was able to obtain approval for some rate increases for the U.S. military contract year ending September 30, 1998, which resulted in higher RASM in the quarter and nine months ended September 30, 1998, as compared to the same periods of the prior year.

Because military flying is generally less seasonal than leisure travel programs, the Company believes that the military/government charter business tends to have a stabilizing impact on seasonal earnings fluctuations. The Company is also contractually protected from changes in fuel prices. The Company further believes that its fleet of aircraft has a competitive advantage in serving the transportation needs of the U.S. military. Although foreign bases have reduced troop size, the Company believes that the U.S. military still desires to maintain its service frequency to those bases and therefore often has a preference for smaller-capacity, long-range aircraft such as the Company's Boeing 757-200. Furthermore, in 1993, the Company became the first North American carrier to receive Federal Aviation Administration ("FAA") certification to operate Boeing 757-200 aircraft with 180-minute Extended Twin Engine Operation ("ETOPS"), permitting these aircraft to operate missions over water to airports up to three hours from the nearest alternate airport. The Company believes that this certification, which applies to all of the Company's Boeing 757-200 fleet, provides a competitive advantage in receiving awards of certain military flying.

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

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages to its Ambassadair club members and through its ATA Vacations subsidiary to the general public. In the third quarter of 1998, ground package revenues increased 15.1% to $6.1 million, as compared to $5.3 million in the third quarter of 1997, and in the nine months ended September 30, 1998, ground package revenues increased 8.0% to $17.6 million, as compared to $16.3 million in the same period of 1997.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. In the third quarter of 1998, total packages sold increased 21.8% as compared to the third quarter of 1997, and were unchanged between the nine month periods ended September 30, 1998 and 1997. The average revenue earned for each ground package sold increased 18.7% and 22.7%, respectively, between the same sets of comparative periods.

ATA Vacations offers numerous ground package combinations to the general public for use on the Company's scheduled service flights throughout the United States. These packages are marketed through travel agents, as well as directly by the Company. In the third quarter and the nine months ended September 30, 1998, total packages sold decreased 23.3% and 10.5%, respectively, as compared to the same periods of 1997, while the average revenue earned for each ground package sold increased 3.7% between the third quarters of 1998 and 1997, and decreased 4.2% between the nine month periods ended September 30, 1998 and 1997.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 6.3% to $8.4 million in the third quarter of 1998, as compared to $7.9 million in the third quarter of 1997, and by 46.4% to $30.3 million in the nine months ended September 30, 1998, as compared to $20.7 million in the same period of 1997.

In the third quarter of 1998, as compared to the third quarter of 1997, the Company recorded $0.8 million more in cancellation and administrative fees and $0.4 million more in cargo and other affiliate company revenues, partially offset by $0.2 million less revenue from the sales of surplus and obsolete aircraft parts, and $0.7 million less revenue from providing substitute service to other airlines. In the nine months ended September 30, 1998, as compared to the same period of 1997, the Company earned $5.4 million more in substitute service revenues, $2.4 million more in cancellation and administrative fees, and $1.6 million more in cargo and other affiliate company revenues, partially offset by $0.5 million less revenue from the sale of surplus and obsolete aircraft parts.

A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The Company has seen increased demand for this type of service in 1998 due to delays in new aircraft deliveries being experienced by various airlines. The Company also increased its administrative fee for change-of-reservation on non-refundable scheduled service tickets from $50 to $60 per change effective August 1998, and the volume of such fees earned also increased between years in proportion to the increase in scheduled service passengers boarded.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 1998 increased 22.5% to $53.4 million from $43.6 million in the third quarter of 1997, and increased 21.7% to $155.8 million in the nine months ended September 30, 1998, as compared to $128.0 million in the same period of 1997.

The Company increased its average equivalent employees by 20.0% and 17.9%, respectively, between the three and nine month periods ended September 30, 1998 and 1997 in order to appropriately staff the growth in available seats offered between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Some employment growth in the first nine months of 1998 was also needed to correct for certain employee shortages in the first nine months of 1997, particularly in the areas of cockpit crews, reservations agents and airframe and power plant mechanics. Between the third quarter of 1998 and the third quarter of 1997, jet departures increased by 12.4%, jet block hours increased by 6.5% and jet passengers boarded increased by 13.9%. Between the nine months ended September 30, 1998 and 1997, jet departures increased by 16.5%, jet block hours increased by 12.4% and jet passengers boarded increased by 13.8%.

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits, except for variable compensation) decreased 0.3% between the third quarters of 1998 and 1997, and increased by 0.3% between the nine month periods ended September 30, 1998 and 1997. While most employees received wage rate increases between years, new employees are generally hired at lower average starting rates of pay than those rates in effect for more senior employees. The increase in new employees between periods largely offset the wage rate increases applicable to more senior employees.

In the three and nine months ended September 30, 1998, the Company recorded $1.3 million and $6.5 million, respectively, in variable compensation as a result of the significant improvement in earnings as compared to the same periods of 1997, when no such compensation was incurred. In the second quarter of 1997, however, a one-time charge of $2.0 million was recorded for variable compensation expense associated with the resignation of the Company's former President and Chief Executive Officer.

Salaries, wages and benefits cost per ASM increased 17.5% in the third quarter of 1998 to 1.41 cents, as compared to 1.20 cents in the third quarter of 1997, and the cost per ASM increased 10.6% in the nine months ended September 30, 1998, to 1.46 cents, as compared to 1.32 cents in the same period of 1997. This unit-cost increase was attributable to the faster rate of growth in average equivalent employees between years and to the variable compensation earned in 1998, which was not earned in 1997.

Fuel and Oil. Fuel and oil expense decreased 14.8% to $35.6 million in the third quarter of 1998, as compared to $41.8 million in the third quarter of 1997, and decreased 9.5% to $107.6 million in the nine months ended September 30, 1998, as compared to $118.9 million in the same period of 1997. These decreases occurred despite the Company consuming 6.8% and 10.1%, respectively, more gallons of jet fuel for flying operations in the third quarter and nine months ended September 30, 1998, as compared to the same periods of 1997, which resulted in an increase in fuel expense of approximately $2.8 million and $12.1 million, respectively, between comparable periods. Jet fuel consumption increased due to the increased number of block hours of jet flying operations between periods. The Company flew 38,003 jet block hours in the third quarter of 1998, as compared to 35,683 jet block hours in the same period of 1997, an increase of 6.5% between quarters, and flew 110,372 jet block hours in the nine months ended September 30, 1998, as compared to 98,226 jet block hours in the same period of 1997, an increase of 12.4% between periods.

During the third quarter and nine months ended September 30, 1998, the Company's average cost per gallon of jet fuel consumed decreased by 19.0% and 19.3%, respectively, as compared to the same periods of 1997, resulting in a decrease in fuel and oil expense of approximately $8.4 million and $25.8 million, respectively, between comparable periods. This reduction in fuel price was experienced generally in the airline industry in the first nine months of 1998 as a result of significant reductions in average crude oil and distillate product prices as compared to the same period of 1997.

During the first quarter of 1998, the Company entered into two fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases during February and March. The Company hedged approximately 27.3% of first quarter 1998 gallon consumption under a swap agreement which established a specific swap price for February and March, and hedged an additional 27.3% of first quarter 1998 gallon consumption under a fuel cap agreement which guaranteed a maximum price per gallon for February and March. In the first quarter of 1998 the Company recorded $1.1 million in fuel and oil expense under the swap agreement, and recorded $0.3 million for the premiums paid under the fuel cap agreement.

During the second quarter of 1998, the Company entered into a fuel price hedge agreement, providing a fuel price minimum and maximum guarantee for approximately 39.8% of second quarter 1998 gallon consumption. The Company recorded $0.7 million in fuel and oil expense under the agreement in the second quarter of 1998.

The Company did not enter into any fuel price hedge agreements during the third quarter of 1998, although such hedge agreements have been entered into for a portion of expected fuel consumption in the fourth quarter of 1998 and the first quarter of 1999.

Also during the nine months ended September 30, 1998, the Company incurred approximately $0.5 million in higher fuel and oil expense than was incurred in the nine months ended September 30, 1997 to operate the ATA Connection Jetstream 31 aircraft pursuant to its agreement with Chicago Express.

Fuel and oil expense decreased 19.1% to 0.93 cents per ASM in the third quarter of 1998, as compared to 1.15 cents per ASM in the third quarter of 1997, and decreased 17.2% to 1.01 cents per ASM in the nine months ended September 30, 1998, as compared to 1.22 cents per ASM in same period of 1997. This unit cost reduction was substantially due to the period-to-period decrease in the average price of fuel consumed.


Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security and baggage where the Company elects to use third-party contract services in lieu of its own employees. Where the Company uses its own employees to perform ground handling functions, the resulting cost appears within salaries, wages and benefits. Air navigation fees are incurred when the Company's aircraft fly over certain foreign airspace.

Handling, landing and navigation fees increased by 11.6% to $22.2 million in the third quarter of 1998, as compared to $19.9 million in the third quarter of 1997, and increased 5.7% to $57.5 million in the nine months ended September 30, 1998, as compared to $54.4 million in the same period of 1997. During the three and nine month periods ended September 30, 1998, the average cost per system jet departure for third-party aircraft handling decreased 2.3% and 5.7%, respectively, as compared to the same periods of 1997. The total number of system-wide jet departures between the third quarters of 1998 and 1997 increased by 12.4% to 11,875 from 10,567, resulting in approximately $2.1 million in volume-related handling and landing expense increases between periods, and the total number of system-wide jet departures between the nine month periods ended September 30, 1998 and 1997 increased by 16.5% to 34,749 from 29,840, resulting in approximately $7.0 million in volume-related handling and landing expense increases between years.

These volume-related increases were partially offset, however, by decreases of approximately $0.2 million and $2.5 million, respectively, in price-and-mix-related handling and landing expenses for the three and nine month periods ending September 30, 1998, as compared to the same periods of 1997, attributable primarily to a change in jet departure mix. Because each airport served by the Company has a different schedule of fees, including variable prices for different aircraft types, average handling and landing fee costs are a function of the mix of airports served and the fleet composition of departing aircraft. On average, handling and landing fee costs for Lockheed L-1011 wide-body aircraft are higher than for narrow-body aircraft, and average costs at foreign airports are higher than at U.S. domestic airports. As a result of the shift of revenue production towards scheduled service operations in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997, the Company's jet departures in the 1998 periods included proportionately more domestic and narrow-body operations than in the 1997 periods. In the three and nine months ended September 30, 1998, approximately 80.5% and 80.8%, respectively, of the Company's jet departures were operated with narrow-body aircraft, as compared to 78.0% and 77.7%, respectively in the same periods of 1997; and 82.5% and 82.6%, respectively, of the Company's jet departures in the three and nine months ended September 30, 1998 were from domestic locations, as compared to 74.7% and 75.6%, respectively, in the same periods of 1997.

The cost per ASM for handling,  landing and  navigation  fees  increased 5.5% to
0.58 cents in the third quarter of 1998, from 0.55 cents in the third quarter of 1997, and decreased 3.6% to 0.54 cents in the nine months ended September 30, 1998, as compared to 0.56 cents in the same period of 1997.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 12.0% to $18.6 million in the third quarter of 1998, as compared to $16.6 million in the third quarter of 1997, and increased 26.7% to $58.3 million in the nine months ended September 30, 1998, as compared to $46.0 million in the same period of 1997.

Depreciation expense attributable to owned airframes, leasehold improvements and engines increased $1.1 million and $2.1 million, respectively, in the three and nine months ended September 30, 1998, as compared to the same periods of 1997. The Company purchased one Boeing 757-200 and one Boeing 727-200 aircraft in late 1997 which had been previously financed through operating leases, thereby increasing depreciation expense on airframes and engines between those periods. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also incurred increased debt issue costs between years relating to debt facility and senior unsecured notes issued in July 1997; recorded additional inventory obsolescence expense for certain aircraft parts held for sale which were sold during the first quarter of 1998; and increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $0.8 million in the third quarter of 1998, as compared to the same period of 1997, and by $1.7 million in the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.

Amortization of capitalized engine and airframe overhauls increased $2.0 million and $8.3 million, respectively, in the three and nine months ended September 30, 1998, as compared to the same periods of 1997, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, six of which were delivered new from the manufacturer between late 1995 and mid- 1998, are not presently generating any engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

Boeing 727-200 block hours increased 7.6% and 17.5%, respectively, and cycles increased 13.4% and 21.3%, respectively, in the three and nine months ended September 30, 1998, as compared to the same periods of 1997. Engine and airframe amortization for the Company's fleet of Boeing 727-200 aircraft increased by approximately $2.6 million and $6.6 million, respectively, between the same comparable periods, partly due to increases in flight activity as noted above, and partly due to the completion of new overhauls for Pratt & Whitney JT8D engines that power the Boeing 727-200 fleet, as well as additional airframe overhauls. The number of such overhauls in service has increased as some Boeing 727-200 aircraft added to the Company's fleet in 1995 and 1996 have now undergone their first overhauls under the Company's maintenance program.

In the third quarter of 1998 engine and airframe amortization expense for the Company's Lockheed L-1011 fleet was approximately $0.4 million lower than in the third quarter of 1997, due primarily to the realization of manufacturer' credits applied to overhaul costs in that period. In the nine months ended September 30, 1998, such engine and airframe amortization was approximately $1.4 million higher than in the same period of 1997. This increase was primarily due to increases in total engine and airframe overhauls in service between those periods, and was also partly due to slightly more flight activity for this fleet type. Lockheed L-1011 block hours increased 0.6%, and cycles increased 0.4% in the nine months ended September 30, 1998, as compared to the same period of 1997.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased $0.9 million in the third quarter of 1998 as compared to the third quarter of 1997, and increased $1.2 million in the nine months ended September 30, 1998 as compared to the same period of 1997. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. The effect of this change in estimate, as is more fully explained in footnote 4, was to reduce depreciation expense in the three and nine months ended September 30, 1998 by $972,000.

Depreciation and amortization expense per ASM increased 8.9% to 0.49 cents in the third quarter of 1998, as compared to 0.45 cents in the third quarter of 1997, and increased 17.0% to 0.55 cents in the nine months ended September 30, 1998, as compared to 0.47 cents in the same period of 1997. These increases were primarily due to the increased amount of overhaul cost incurred to maintain the Company's Boeing 727-200 and Lockheed L-1011 airframes and engines. Airframes and engines which originally enter the Company's fleet from time to time often do not require such overhauls until several years later. Therefore, units added to the Company's fleet over the last several years are currently scheduled for or are undergoing overhaul. Such overhaul expense incurred and to be incurred is incremental in comparison to prior periods. Although the Company's fleet of new Boeing 757-200 aircraft has not yet begun this initial overhaul cycle, the Company anticipates that it will do so beginning in late 1998 and 1999, at which time increased overhaul amortization expense per ASM will be incurred for this fleet type as well.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for heavy check and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 5.3% to $14.4 million in the third quarter of 1998, as compared to $15.2 million in the third quarter of 1997, while it increased 3.7% to $41.6 million in the nine months ended September 30, 1998, from $40.1 million in the same period of 1997.

The Company performed a total of 9 airframe checks on its fleet during the third quarter of 1998, as compared to 12 such checks performed in the third quarter of 1997, a decrease of 25.0% between quarters; while for the nine months ended September 30, 1998, the Company performed 45 airframe checks, as compared to 36 for the same period in 1997, a 25.0% increase between periods. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $0.8 million between the third quarters of 1998 and 1997, while for the nine months ended September 30, 1998, these expenses increased $2.4 million as compared to the same period of 1997.

Contract labor for the three and nine months ended September 30, 1998 decreased $1.2 million and $0.2 million, respectively, as compared to the same time periods in 1997. These reductions were due to one airframe check being performed at a third-party vendor location in the third quarter of 1998, as compared to 7 in the same period of 1997, and 15 airframe checks being performed at third-party vendor locations in the nine months ended September 30, 1998, as compared to 14 in the same period of 1997. Contract labor is incurred when heavy maintenance checks on the Company's airframes are performed by outside vendors using their own personnel under maintenance programs approved and supervised by the Company.

Many of the Company's aircraft under operating leases have certain return conditions applicable to the maintenance status of airframes and engines as of the termination of the lease. The Company accrues estimated return condition costs as a component of maintenance, materials and repairs expense. The accrual is based upon the actual condition of the aircraft as each lease termination date approaches, and the Company's ability to estimate the expected cost of conforming to these conditions. Return condition expenses accrued in the third quarter of 1998 were $0.2 million lower than in the third quarter of 1997, while for the nine months ended September 30, 1998, return condition expenses were $0.7 million lower than in the same period of 1997, primarily due to the negotiation of purchase options on some leased aircraft during the first quarter of 1998, eliminating return condition obligations existing prior to those negotiations.

The cost per ASM of aircraft maintenance, materials and repairs decreased 9.5% to 0.38 cents in the third quarter of 1998, as compared to 0.42 cents in the third quarter of 1997, while the cost per ASM decreased 4.9% to 0.39 cents in the nine months ended September 30, 1998, as compared to 0.41 cents for the same period of 1997.

Aircraft Rentals. Aircraft rentals expense for the third quarter of 1998 decreased 0.7% to $13.4 million from $13.5 million in the third quarter of 1997, and decreased 6.2% to $39.2 million in the nine months ended September 30, 1998, as compared to $41.8 million in the same period of 1997.

The Company returned one leased Boeing 757-200 to the lessor in the fourth quarter of 1997, which reduced aircraft rentals expense by $1.0 million and $3.0 million, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. In September 1997, the Company purchased one Boeing 757-200, and in December 1997 purchased one Boeing 727-200, both of which had been previously leased; such purchases reduced aircraft rentals expense by $0.9 million and $3.7 million, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. The Company took delivery of one new Boeing 757-200 from the manufacturer in December 1997, and a second new Boeing 757-200 in July 1998, which deliveries increased aircraft rentals expense by $1.5 million and $3.5 million, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. The Company also completed the sale and leaseback of a previously owned Boeing 727-200 in September 1997, which increased aircraft rentals expense by $0.2 million and $0.7 million, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997.

Aircraft rentals cost per ASM for the third quarter of 1998 was 0.35 cents, a decrease of 5.4% from 0.37 cents per ASM in the same period of 1997, and was
0.37 cents in the nine months ended September 30, 1998, a decrease of 14.0% as compared to 0.43 cents in the same period of 1997. The cancellation of operating leases and purchase of the Boeing 757-200 and Boeing 727-200 aircraft during 1997 was a primary cause for this unit cost reduction, although a related unit cost increase was incurred for depreciation and amortization as a result of that purchase.

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

The cost of crew and other employee travel increased 8.7% to $11.3 million in the third quarter of 1998, as compared to $10.4 million in the third quarter of 1997, and increased 12.6% to $31.2 million in the nine months ended September 30, 1998, as compared to $27.7 million in the same period of 1997. During the three and nine months ended September 30, 1998, the Company's average full-time-equivalent cockpit and cabin crew employment was 10.0% and 13.8% higher, respectively, than in the same periods of 1997, while jet block hours flown increased by 6.5% and 12.4%, respectively, between the same periods. Although the Company experienced some limited crew shortages in the first quarter of 1998 associated with higher aircraft utilization, such shortages had been substantially eliminated by the second quarter of 1998, thereby reducing the related travel costs of moving some crews away from their bases. Shortages of both cockpit and cabin crews were more significant in the first two quarters of 1997, following the crew furlough which occurred in the fourth quarter of 1996, when crews were more frequently moved out of base to operate the Company's worldwide schedule.

The average cost of hotel rooms per full-time-equivalent crew member increased 9.7% and 6.9%, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. Such hotel costs increased due to both higher room rates paid in 1998, and due to aircraft flow changes associated with the Company's 1998 summer schedule which resulted in more crews terminating their daily flying away from their home bases than in the prior year.

The average cost of crew positioning per full-time-equivalent crew member decreased 6.7% and 9.3%, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. Crew positioning costs declined primarily due to the shift of revenue production from commercial charter and military/government charter to scheduled service. Crews positioning out of base for scheduled service can often position at no cost on Company flights, whereas positioning to remote international locations for charter service is usually done on other carriers at a substantial cost.

The average cost of crew per diem per full-time-equivalent crew member decreased 3.2% in the third quarter of 1998 as compared to the third quarter of 1997, and increased 0.7% in the nine months ended September 30, 1998 ad compared to the same period of 1997. The shift from charter to scheduled service, and the change in scheduled service aircraft flows, had approximate equal and offsetting effects on per diem between years.

The cost per ASM for crew and other employee travel was unchanged at 0.29 cents in the nine month periods ended September 30, 1998 and 1997, and increased by 3.4% to 0.30 cents in the third quarter of 1998, as compared to 0.29 cents in the same period of 1997.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 1998 and 1997, catering represented 81.6% and 83.5%, respectively, of total passenger service expense, and for the nine month periods ended September 30, 1998 and 1997, catering represented 83.6% and 82.8%, respectively, of total passenger service expense.

The total cost of passenger service increased 2.0% to $10.2 million in the third quarter of 1998, as compared to $10.0 million in the third quarter of 1997, and increased 4.3% to $26.9 million in the nine months ended September 30, 1998, as compared to $25.8 million in the same period of 1997. The Company experienced a decrease of approximately 10.2% and 7.0%, respectively, in the average unit cost of catering each passenger in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997, primarily because in the 1998 periods there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $0.9 million and $1.9 million, respectively, of catering expense in the three and nine months ended September 30, 1998, as compared to the same periods of 1997. Total jet passengers boarded, however, increased 13.9% and 13.8%, respectively, between the same comparative periods, resulting in approximately $0.9 million and $2.7 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

The cost of handling passengers inconvenienced by flight delays and cancellations increased by $0.3 million between the third quarters of 1998 and 1997 due to a 17.9% increase in the number of delayed flights per system-wide departure in the 1998 third quarter as compared to the prior year. In the nine months ended September 30, 1998 and 1997, such costs were approximately unchanged.

The cost per ASM of passenger service was unchanged at 0.27 cents in the third quarters of 1998 and 1997, and decreased 3.8% to 0.25 cents in the nine months ended September 30, 1998, as compared to 0.26 cents in the same period of 1997.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 1.4% to $6.9 million in the third quarter of 1998, as compared to $7.0 million in the third quarter of 1997, and increased 9.7% to $21.5 million in the nine months ended September 30, 1998, as compared to $19.6 million in the same period of 1997.

Scheduled service commissions expense increased by $0.1 million and $2.0 million, respectively, between the three and nine month periods ended September 30, 1998 and 1997. These increases were lower than the related increases of 32.3% and 41.7%, respectively, in scheduled service revenues for the same periods, partially because of an industry-wide reduction in the standard travel agency commission rate from 10% to 8% which became effective in October 1997, and partially due to relatively more non-commissionable bulk seat scheduled service sales being made in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. Neither commercial charter nor military/government charter commissions expense changed significantly between the three and nine month periods ended September 30, 1998 and 1997.

The cost per ASM of commissions expense was unchanged at 0.20 cents for the nine month periods ended September 30, 1998 and 1997, and decreased 5.3% to 0.18 cents in the third quarter of 1998, as compared to 0.19 cents in the third quarter of 1997.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems ("CRS") to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone service, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses primarily associated with single-seat sales. Other selling expenses increased 29.3% to $5.3 million in the third quarter of 1998, as compared to $4.1 million in the third quarter of 1997, and increased 51.4% to $16.5 million in the nine months ended September 30, 1998, as compared to $10.9 million in the same period of 1997. Scheduled service ASMs increased 17.8% and 27.5%, respectively, in the three and nine months ended September 30, 1998, as compared to the same periods of 1997.

CRS fees increased $0.5 million and $2.4 million, respectively, in the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997, due to both a 28.4% and 43.2% increase, respectively, in total CRS bookings made for the expanded scheduled service business unit between comparative periods, and due to a 4.7% and 8.1% increase, respectively, in the average cost of each CRS booking. Bookings for the Company's scheduled service seats are often confirmed several weeks or more in advance of the customer's actual date of travel, and such booking expenses are therefore frequently recognized one or more accounting periods in advance of the recognition of the related revenues.

Toll-free telephone costs increased $0.7 million between the nine month periods ended September 30, 1998 and 1997, primarily due to higher toll-free usage related to higher scheduled service reservations activity. Toll-free costs were not significantly different between the third quarter of 1998 and 1997. Credit card discount expense increased $0.7 million and $2.4 million, respectively, in the three and nine month periods ended September 30, 1998 and 1997, as compared to the same periods of 1997, due to higher 1998 earned revenues in scheduled service which were sold using credit cards as payment.

Other selling cost per ASM increased 27.3% to 0.14 cents in the third quarter of 1998, as compared to 0.11 cents in the same quarter of the previous year, and increased 36.4% to 0.15 cents in the nine months ended September 30, 1998, as compared to 0.11 cents in the same period of 1997, primarily due to the significant growth in scheduled service ASMs between years where such selling expenses are incurred.

Ground Package Cost. Ground package cost is incurred by the Company to reimburse hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 13.3% to $5.1 million in the third quarter of 1998, as compared to $4.5 million in the third quarter of 1997, and increased 7.1% to $15.0 million in the nine months ended September 30, 1998, as compared to $14.0 million in the same period of 1997. The number of Ambassadair ground packages sold in the nine-month period ended September 30, 1998, increased 21.8%, as compared to the same period of 1997, while the number of Ambassadair ground packages sold was unchanged in the third quarters of 1998 and 1997. The average cost of Ambassadair ground packages sold increased by 17.0% and 29.8%, respectively, between the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997. The number of ATA Vacations ground packages sold in the three and nine-month periods ended September 30, 1998 decreased 23.3% and 10.5%, respectively, as compared to the same periods of 1997, while the average cost of ATA Vacations ground packages sold increased by 4.6% and decreased by 7.6%, respectively.

The cost per ASM of ground packages increased 8.3% to 0.13 cents in the third quarter of 1998, as compared to 0.12 cents in the third quarter of 1997, and remained unchanged at 0.14 cents in the nine months ended September 30, 1998 and 1997.

Advertising. Advertising expense increased 37.5% to $4.4 million in the third quarter of 1998, as compared to $3.2 million in the comparable period of 1997, and increased 36.7% to $13.4 million in the nine months ended September 30, 1998, as compared to $9.8 million in the same period of 1997. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of businesses was increased in the three and nine month periods ended September 30, 1998, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

The 36.7% increase in total advertising expense in the nine months ended September 30, 1998, was smaller than the 41.7% increase in scheduled service revenues in the same period of 1998, since the majority of the Company's growth in the first nine months of 1998 was from increased frequencies at existing gateway cities such as Chicago-Midway, thus providing advertising efficiencies in the 1998 period, as compared to the prior year. Such market-related efficiency was not achieved in the third quarter of 1998, however, during which advertising costs increased 37.5%, and scheduled service revenues grew by 32.3%, as compared to the prior year. This lower efficiency was due to temporarily higher advertising support required in the second and third quarters of 1998 for the introduction of the Company's new services to Dallas-Ft. Worth, Denver, San Juan, and New York's La Guardia airport, as well as to launch the Company's fall promotions in September 1998.

The cost per ASM of advertising increased 33.3% to 0.12 cents in the third quarter of 1998, as compared to 0.09 cents in the third quarter of 1997, and increased by 20.0% to 0.12 cents in the nine months ended September 30, 1998, as compared to 0.10 cents in the same period of 1997.

Facility and Other Rentals. Facility and other rentals includes the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facility and other rentals increased 9.1% to $2.4 million in the third quarter of 1998, as compared to $2.2 million in the third quarter of 1997, and increased 6.1% to $7.0 million in the nine months ended September 30, 1998, as compared to $6.6 million in the same period of 1997. The rate of growth in facilities costs between periods was comparable to the 4.5% and 9.7% rates of ASM growth, respectively, in the three and nine-month periods ended September 30, 1998 and 1997, due to the addition of new facilities for services to Denver, Dallas- Ft. Worth and New York's LaGuardia airport between periods.

The cost per ASM for facility and other rentals was unchanged at 0.06 cents in the third quarters of 1998 and 1997, and was unchanged at 0.07 cents in the nine-month periods ended September 30, 1998 and 1997.

Other Operating Expenses. Other operating expenses increased 19.9% to $16.3 million in the third quarter of 1998, as compared to $13.6 million in the third quarter of 1997, and increased 19.8% to $47.7 million in the nine months ended September 30, 1998, as compared to $39.8 million in the same period of 1997. Other operating expenses which experienced significant changes between the third quarters and nine months ended September 30, 1998 and 1997 included: (i) $0.7 million and $2.9 million, respectively, of additional costs for the Chicago Express Jetstream 31 code share agreement, which agreement was not in effect in the 1997 first quarter, and because such code share was expanded to include Lansing and Madison in the first three quarters of 1998, which were not served in 1997; (ii) $0.1 million and $2.0 million, respectively, in higher costs associated with the short-term leasing of substitute aircraft, and the reprotection of some of the Company's passengers on other airlines, due to higher-than-normal delayed and irregular flight operations primarily in the second quarter of 1998; and (iii) $0.8 million and $0.3 million, respectively, in higher general, hull and liability insurance costs.

Other operating cost per ASM increased 16.2% to 0.43 cents in the third quarter of 1998, as compared to 0.37 cents in the third quarter of 1997, and increased 9.8% to 0.45 cents in the nine months ended September 30, 1998, as compared to
0.41 cents in the same period of 1997.

Interest Income and Expense. Interest expense in the third quarter and nine months ended September 30, 1998, increased to $3.2 million and $9.7 million, respectively, as compared to $2.5 million and $5.8 million in the same periods of 1997. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven-year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million as of June 30, 1997.

The capital structure of the Company, prior to completing these new financings, provided for borrowings under the former credit facility to be constantly adjusted to meet the expected cash flow requirements of the Company, thereby minimizing the level of borrowings on which interest would be paid. Under the new capital structure of the Company, the borrowings under the 10.5% notes remain fixed at $100.0 million. During the third quarter and nine months ended September 30, 1998, the Company's weighted average borrowings were approximately $151.3 million and $152.3 million, respectively, as compared to $119.0 million and $99.0 million in the comparable periods of 1997.

The weighted average effective interest rates applicable to the Company's borrowings in the third quarter and nine months ended September 30, 1998, were 8.47% and 8.47%, respectively, as compared to 8.45% and 7.86% in the comparable periods of 1997. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average interest rate which was applicable to borrowings under the former credit facility.

In order to reduce the interest expense impact of the $100.0 million of 10.5% unsecured notes, the Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.1 million and $3.3 million, respectively, in interest income in the three and nine months ended September 30, 1998, as compared to $0.6 million and $0.8 million earned in the same periods of 1997.

Income Tax Expense

In the third quarter of 1998, the Company recorded $8.4 million in income tax expense applicable to $20.8 million of pre-tax income for that period, while in the third quarter of 1997 income tax expense of $1.8 million was recognized pertaining to pre-tax income of $3.6 million. In the nine months ended September 30, 1998, income tax expense of $26.1 million was recorded, as compared to $5.2 million in the same period of 1997. The effective tax rates applicable to the three and nine months ended September 30, 1998, were 40.4%, and 40.4%, respectively, as compared to 51.1% and 55.2% in the same periods of 1997.

Income tax expense in both sets of comparative periods was significantly affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (45% in 1998 and 50% in 1997). The effect of this permanent difference on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income approaches zero, which was a significant reason for the higher effective tax rate in the quarter and nine months ended September 30, 1997.

Income tax expense for the second quarter of 1997 was also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits for the prepaid executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million was non-deductible against the Company's federal income taxes.

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

In the nine months ended September 30, 1998 and 1997, net cash provided by operating activities was $131.9 million and $70.7 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings and related deferred income taxes, higher depreciation and amortization, higher accrued expenses and other factors.

Net cash used in investing activities was $115.6 million and $60.7 million, respectively, for the nine month periods ended September 30, 1998 and 1997. Such amounts primarily included capital expenditures totaling $115.6 million and $63.5 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled to be delivered by the end of 1999.

Net cash used in financing activities was $9.6 million and $1.2 million, respectively, for the nine months ended September 30, 1998 and 1997. Financing activities in the 1998 period included $4.8 million to repay a short-term note issued in connection with the purchase of a Boeing 727-200 aircraft in December 1997, plus $6.4 million in long-term debt reductions, partially offset by $1.6 million in proceeds from the issuance of common stock in association with the exercise of stock options by employees.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for nine total aircraft to be delivered between late 1995 and late 1999. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 19 RB211-535E4 engines to power the nine Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. If the Company does not take late 1998 delivery of the final two engines covered by this agreement, a prorated amount of the credits that have been used are required to be refunded to
Rolls-Royce. The aggregate purchase price under these two agreements is approximately $50.0 million per aircraft, subject to escalation. The Company accepted delivery of the first six aircraft under these agreements in September and December 1995, November and December 1996, November 1997 and July 1998, all of which were financed under leases accounted for as operating leases. The final three deliveries under this agreement are scheduled for December 1998, September 1999 and October 1999. Advanced payments totaling approximately $19.2 million ($6.4 million per aircraft) are required prior to delivery of the three remaining aircraft, with the remaining purchase price payable at delivery. As of September 30, 1998 and 1997 the Company had recorded fixed asset additions for $12.7 million and $10.6 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining three deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998 the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines, and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4-02 engines. The Company accepted delivery of the first aircraft under this purchase agreement in the third quarter of 1998, and expects to accept delivery of each of the additional four aircraft in November 1998, January 1999, March 1999, and June 1999. Upon delivery of each aircraft, the Company intends to complete certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach seating configuration of 307 seats. Such modifications are expected to require approximately 90 days from date of delivery of the unmodified aircraft from the seller. The modified aircraft are expected to be placed into revenue service between December 1998 and December 1999, operating primarily in the commercial and military/government charter business segments. The Company expects that the total cost of the five modified aircraft, together with spare engines and spare parts, will be approximately $100.0 million. The Company expects to finance this purchase through the issuance of long-term debt.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note which, as amended, matures on October 15, 1999. The note requires monthly payments of $400,000 in principal and interest from October 15, 1997, through September, 1999, with the balance due at maturity.

In the fourth quarter of 1997, the Company purchased a Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease, financing this purchase through the issuance of a short-term note and a payment of cash. This note was repaid in the first quarter of 1998. The Company issued a long-term note (secured by this aircraft) in September 1998 for $6.0 million, which requires repayment of $1.0 million in October 1998 and $100,000 per month in principal and interest from November 1998 through October 2002, with the balance due in November 2002.

In the second and third quarters of 1998, the Company purchased and improved one Lockheed L-1011-100 aircraft, which was placed into service in late July 1998.

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

As of September 30, 1998 and 1997, the Company had borrowed $25.0 million against its existing credit facility, all of which was repaid on October 1, 1998 and 1997.

The Company also maintains a $5.0 million revolving credit facility for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bear interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of September 30, 1998 and 1997; however, the Company did have outstanding letters of credit secured by this facility aggregating $4.1 million and $3.5 million, respectively.
No amounts had been drawn against letters of credit at September 30, 1998 or 1997.

Assets Held For Sale. At September 30, 1998 the Company had classified $7.2 million in net book value of two spare Pratt & Whitney engines as Assets Held for Sale in the accompanying balance sheet. In July 1997, the Company sold two similar spare Pratt & Whitney engines and, during the first quarter of 1998, also sold related Pratt & Whitney parts and materials, neither of which sale resulted in a material gain or loss. The net book value of the two remaining spare engines approximates fair market value, and the Company continues to market these engines.

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

Aircraft Purchase Commitments and Options. The Company has signed purchase agreements to acquire 15 Boeing 727-200ADV aircraft at agreed prices. Thirteen of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased in 1999, depending upon the exercise of lease extension options available to the current lessee. The Company currently intends to install engine hushkits on these Boeing 727-200 aircraft in order to meet federal stage three noise regulations for its fleet by December 31, 1999.

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

State of Readiness. In the fourth quarter of 1997 the Company initiated a Year 2000 Project to address this issue. During the first quarter of 1998 the Company inventoried its internal computer systems, facilities infrastructure, aircraft components and other hardware, and completed a year 2000 risk assessment for these items.

During the course of its inventory, the Company identified approximately 693 separate computer infrastructure components which are used to support various aspects of its world-wide operations. Such components include software packages (both purchased and internally developed), operating systems for computers, computer hardware and peripheral devices, local and wide-area communications networks, aircraft computers and components, and a variety of other items of technology infrastructure including those associated with the operation of properties and facilities. The Company then classified each of these components using an internal scale from 1 to 5 to designate the seriousness and immediacy of impact to the Company, should the component fail due to lack of compliance with year 2000 standards, with category 5 being the highest risk.

The Company's year 2000 project involves the completion of five specific phases of work. The first, or awareness phase (now 100% complete) includes the creation of a year 2000 project team, development of written standards and processes for the year 2000 project, communications to Company employees about the year 2000 problem and the Company's approach to addressing it, creation of year 2000 com-pliance standards for newly acquired technology components, and written standards and procedures for year 2000 project status reporting.

The second phase is inventory and assessment (now 100% complete), which includes such activities as creating an inventory of all technology infrastructure components used by the Company, developing standards for assessing and ranking year 2000 risk for such components, completing risk assessments for all components, providing year 2000 certification standards for such components, development of a critical vendor database, development of renovation standards and guidelines, development of testing standards and guidelines, creation of testing environments, developing an inventory of tools needed to complete assessment, conversion and testing of components, development of year 2000 resource budgets, and completion of high-level contingency plans.

The third phase is renovation (now 54% complete), which includes the conversion, replacement or elimination of selected hardware platforms and devices, operating systems, databases, purchased software, utilities, and internal and external interfaces. Renovation requires the completion and documentation of software and hardware changes, development of replacement systems, and decommissioning systems to be eliminated. Renovation also includes the completion and documentation of unit testing, and the creation of a final test plan for system, integration and stress testing of all changes. Contingency plans will also be updated and completed, based upon completion of renovation efforts and unit test results.

The fourth phase is validation (now 7% complete), which includes user acceptance testing of all new or renovated components. Such testing is expected to validate year 2000 operational readiness of the individual components, up to but not including testing of the integration of those components with other components sharing common interfaces or other interdependencies.

The fifth phase is implementation (now 4% complete), which includes integration testing of individual components as to interfaces and interdependencies with other components or elements of the Company's technology infrastructure.

With respect to the 693 computer infrastructure components, the Company has prepared approximately 105 individual project plans with tasks and milestones which define the work to be done to complete the five phases of year 2000 readiness. A total of 4 plans are now complete. A total of 65 plans are currently in progress and are substantially on schedule for future completion. The remaining 36 plans have not yet commenced, but the Company expects to complete them prior to the end of 1999. Of the total hours of work included in the Company's 105 project plans, approximately 28% of such work is now complete.

The Company is dependent upon a large number of third party vendors and suppliers who provide essential goods and services to the Company throughout the world. In order to insure that essential goods and services are supplied to the Company without interruptions caused by the year 2000 problem, the Company has undertaken a "vendor year 2000 readiness" project.

Some third party vendor relationships are very significant to the Company. The loss of access to some goods and services provided by some vendors, such as tour operator and airline reservation systems, could have severe consequences on the Company's business operations

Under the Company's vendor readiness plan, significant Company vendors have been grouped according to the expected safety, operations or financial impacts from a loss of access to essential goods or services due to the vendor failing to become year 2000 compliant, and the expected time and effort which would be required to replace the non-compliant vendor with a compliant vendor. Under this classification system, the Company has identified 751 "tier 3" vendors whose lack of year 2000 compliance and the resulting loss of essential goods and services, could create immediate and severe safety, operations or financial impact to the Company, with replacement of such vendors taking considerable time and effort. The Company has further classified 565 vendors as "tier 2" vendors, which could pose significant safety, operations or financial impacts to the Company should they be non-year-2000 compliant, but which impacts would not be immediate, and for which only moderate time and effort would be required to locate compliant replacement vendors. All remaining significant vendors have been classified as "tier 1" vendors (totaling over 2,000), none of which would pose a significant safety, operations or financial impact in the event of non-compliance with year 2000 standards, and all of which could easily be replaced with alternative vendors.

In addition to the third-party dependencies enumerated above, the Company is also highly dependent upon the operation of airports and air traffic control systems in the United States and in foreign countries. Each year the Company flies to over 400 individual airports world-wide which are typically operated by governmental or quasi-governmental agencies. Other governmental agencies use computers to provide essential services at airports, such as customs and immigration screening and weather reporting.

As a member of the Air Transport Association Year 2000 Committee, the Company is participating with other member airlines to test and validate the year 2000 readiness of the air transportation infrastructure such as airports and air traffic control systems. As yet, no comprehensive inventory and risk assessment of domestic and international airports has been completed, and therefore the Company cannot determine to what degree, if any, domestic and international airports are at risk of failing to meet year 2000 readiness standards.

Under the direction of the Air Transport Association Year 2000 Committee a separate evaluation of aviation-related federal agencies is also in progress. This evaluation includes the year 2000 readiness of the Federal Aviation Administration, particularly with respect to the operation of the domestic air traffic control system; the Department of Transportation; the Immigration and Naturalization Service; and the National Weather Service. Based upon representations made by such federal agencies, they expect to be able to provide uninterrupted services to the air transportation industry, including the Company, during the year 2000. Efforts of the Air Transport Association Year 2000 Committee are directed toward completing an independent verification of readiness of these agencies, which is still incomplete at this time.

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting year 2000 standards, including computer and facilities infrastructure, vendor readiness, aircraft and airports, will be approximately $6.1 million. Such estimated cost includes approximately $2.5 million in capital expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as approximately $3.6 million in labor and related expenses to perform all year 2000 project work to insure the readiness of remaining computer devices for operation after 1999. Approximately $1.8 million of this estimated cost has been incurred as of September 30, 1998 (of which $0.9 million was expense and $0.9 million was capital), with the remaining $4.3 million to be incurred by the end of 1999. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all year 2000 activities as testing and implementation proceeds through the end of 1999.

Year 2000 Risks and Contingency Plans. The Company believes that its computer infrastructure project plans and vendor readiness plan, together with its participation on the Air Transport Association Year 2000 Committee, if successfully completed will mitigate all significant risks of business and operational disruption arising from non-compliant computer components. Successful completion of this plan is dependent, however, upon the availability to the Company of a wide range of technical skills from both internal and external sources, and is also dependent upon the availability of purchased software and hardware components. The Company cannot be assured that such resources and components can be acquired in the quantities needed, or by the times needed, to successfully complete the year 2000 project plan, in which case it is possible that the Company could suffer serious disruptions to business processes and operations as a consequence of system failures attributable to the year 2000 problem. In addition, the Company cannot be assured that domestic and foreign air transportation infrastructure, such as airports and air traffic control systems, will be fully compliant with year 2000 requirements by the end of 1999.

The Company has developed a number of high-level contingency plans addressing how it would respond to specific year 2000 issues arising from non-compliant computer infrastructure components, vendors and federal agencies. Such contingency plans will be broadened and formalized as more advanced phases of the Company's year 2000 project are completed, and risks in individual areas are more thoroughly understood and alternative approaches to existing systems and components are identified. Contingency plans include such strategies as securing alternative vendors and adding staff to implement manual workarounds, where feasible.

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

The Company is subject to the risk that one or more customers who have contracted with the Company will cancel or default on such contracts and that the Company might be unable in such circumstances to obtain other business to replace the resulting loss in revenues. The Company's largest single customer is the U.S. military, which accounted for approximately 12.4% and 14.9%, respectively, of consolidated revenues in the third quarters of 1998 and 1997, and 14.0% and 17.4%, respectively, of consolidated revenues for the nine-month periods ended September 30, 1998 and 1997. No other single customer of the Company accounts for more than 10% of operating revenues.

More than two-thirds of the Company's operating revenues are sold by travel agents and tour operators who generally have a choice of airlines when booking a customer's travel. Although the Company intends to offer attractive and competitive products to travel agents and tour operators and further intends to maintain favorable relationships with them, any significant actions by large numbers of travel agents or tour operators to favor other airlines, or to disfavor the Company, could have a material adverse effect on the Company.

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

Jet fuel comprises a significant percentage of the total operating expenses of the Company, accounting for 16.2% and 20.4%, respectively, of operating expenses in the third quarters of 1998 and 1997, and 16.8% and 20.4%, respectively, of operating expenses in the nine-month periods ended September 30, 1998 and 1997. Fuel prices are subject to factors which are beyond the control of the Company, such as market supply and demand conditions, and political or economic factors. Although the Company is able to contractually pass through some fuel price increases to the U.S. military and tour operators, and although the Company has engaged in some fuel price hedging activity in the first six months of 1998, a significant increase in fuel prices could have a material adverse effect on the demand for the Company's services at profitable prices.

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

As previously disclosed by the Company, possible business combinations with other entities have been considered. The Company intends to continue to evaluate such potential combinations, including the potential acquisition of other business entities by the Company. It is possible that the Company will enter into a transaction in the future that would result in a merger or other change in control of the Company. The Company's current credit facility and certain unsecured term debt may be accelerated upon such a merger or consolidation. In some circumstances, this acceleration could limit potential business combinations.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.

(b)  On July 7, 1998, the Company filed a Form 8-K which  contained one exhibit.
     Exhibit 99(c) included the Company's regular monthly press release for June 1998 traffic, dated July 7, 1998. On July 16, 1998, the Company filed a Form 8-K which contained one exhibit. Exhibit 99(d) included a press release by the Company dated July 16, 1998 describing the Company's second quarter earnings.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amtran, Inc.
                                             (Registrant)




Date: November 14, 1998       John P. Tague
                            John P. Tague
                            President and Chief Executive Officer
                            Director




Date: November 14, 1998       James W. Hlavacek
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer
                              and President of ATA Training Corporation
                            Director




Date: November 14, 1998       Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer Director