Form 10-K
period 1998-12-31
AMTRAN INC
filed 1999-03-31
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period From           to

Commission file number  000-21642

                                   AMTRAN, INC.

             (Exact name of registrant as specified in its charter)

              Indiana                                       35-1617970
  -------------------------------                    -----------------------
  (State or other jurisdiction of                       (I.R.S.  Employer
   incorporation or organization)                       Identification No.)

     7337 West Washington Street
       Indianapolis, Indiana                                  46231
  -------------------------------                    -----------------------
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

Common Stock,  Without Par Value - 12,222,379 shares as of  February 28, 1999.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Amtran, Inc. and Subsidiaries' Proxy Statement dated April 2, 1999, are incorporated by reference into Part III.


                                                        TABLE OF CONTENTS
                                                FORM 10-K ANNUAL REPORT - 1998
                                                 AMTRAN INC. AND SUBSIDIARIES
                                                                                                                   Page #

PART I
         Item 1.     Business........................................................................................... 4
         Item 2.     Properties.........................................................................................11
         Item 3.     Legal Proceedings..................................................................................11
         Item 4.     Submission of Matters to a Vote of Security Holders................................................11

PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters.......................12
         Item 6.     Selected Consolidated Financial Data...............................................................12
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............13
         Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.........................................35
         Item 8.     Financial Statements and Supplementary Data........................................................37
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............50

PART III
         Item 10.    Directors and Officers of the Registrant...........................................................51
         Item 11.    Executive Compensation.............................................................................51
         Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................51
         Item 13.    Certain Relationships and Related Transactions.....................................................51

PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................52
         Item 14d.   Valuation and Qualifying Accounts..................................................................55



PART I


Item 1.           Business

Amtran, Inc. (the "Company") owns American Trans Air, Inc. ("ATA"), the eleventh largest passenger airline in the United States (based on 1998 revenues) and a leading provider of airline services in selected markets. The Company is also the largest commercial charter airline in the United States and the largest charter provider of passenger airline services to the U.S. military, in each case based on 1998 revenues. For the year ended December 31, 1998, the revenues of the Company consisted of 55.6% scheduled service, 24.2% commercial charter service and 13.3% military charter service, with the balance derived from related services.

Scheduled Service

The Company provides scheduled service through ATA to selected destinations primarily from its gateways at Chicago-Midway and Indianapolis and also provides transpacific services between the western United States and Hawaii. In the second and third quarters of 1998, the Company added scheduled service between Chicago-Midway and Dallas-Ft. Worth, Denver, New York-LaGuardia and San Juan. The Company focuses on routes where it believes it can be a leading provider of nonstop service and targets leisure and value-oriented business travelers.

The Company believes that it has significant competitive advantages in each of its primary markets.

     o Chicago-Midway, the Company's largest and fastest growing gateway, represented approximately 53.4% of the Company's total scheduled service capacity in 1998. The Company is the number one carrier in terms of market share in 12 out of its 13 nonstop jet routes from Chicago-Midway.

     o Hawaii represented approximately 21.3% of the Company's total scheduled service capacity in 1998. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market. Furthermore, a majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and fuel risk.

     o Indianapolis represented approximately 16.1% of the Company's total scheduled service capacity in 1998. The Company began scheduled service from Indianapolis in 1986 and believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share in 6 of its 7 nonstop jet routes from Indianapolis.

Commercial Charter Service

The Company is the largest commercial charter airline in the United States and provides services throughout the world, primarily to U.S., South American and European tour operators. The Company seeks to maximize the profitability of these operations by leveraging its leading market position, diverse aircraft fleet and worldwide operating capability. The Company believes its commercial charter services are a predictable source of revenues and operating profits in part because its commercial charter contracts require tour operators to assume capacity, yield and fuel price risk, and also because of the Company's ability to re-deploy assets into favorable markets. The Company's commercial charter services are marketed and distributed through a network of domestic and international sales offices.

Military/Government Charter Service

The Company has provided passenger airline services to the U.S. military since 1983 and is currently the largest charter provider of these services. The Company believes that because these operations are generally less seasonal than leisure travel, they have tended to have a stabilizing impact on the Company's operating margins. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. The Company believes that its fleet of aircraft is well suited to the needs of the military.

Strategy

The Company intends to enhance its position as a leading provider of passenger airline services to selected markets where it can capitalize on its competitive strengths. The key components of this strategy are:

Participate in Markets Where it Can Be a Leader
The Company focuses on markets where it can be a leading provider of airline services. In scheduled service, the Company concentrates on routes where it can be the number one or number two carrier. The Company achieves this result principally through superior nonstop schedules, value-oriented service, focused marketing efforts and certain airport and aircraft advantages. The Company is the leading provider of commercial and military charter services in large part because of its variety of aircraft types, superior operational performance and its worldwide service capability.

Maintain Low-Cost Position
For 1996, 1997 and 1998, the Company's operating cost per available seat mile ("CASM") of 5.92(cent), 6.09(cent) and 6.09(cent), respectively, was the lowest among large U.S. passenger airlines. The Company believes that its low-cost structure provides a significant competitive advantage, allowing it to operate profitably while pricing competitively in the scheduled service and commercial and military charter markets. The Company believes its low-cost position is primarily derived from its simplified product, route structure, low aircraft ownership costs and low overhead costs.

Target Growth Opportunities
The Company intends to expand its operations selectively in areas where it believes it can achieve attractive financial returns.

     o Charter Expansion. The Company is acquiring five long-range Lockheed L-1011-500 aircraft primarily for commercial and military charter service, whose low-cost and high-seating capacity will enable the Company to compete for business that it cannot now accommodate (e.g., nonstop service to certain South American, European and Asian destinations).

     o Scheduled Service Expansion at Chicago-Midway. The Company plans to increase frequencies and add up to three additional destinations from its Chicago-Midway gateway over the next 18 months and to support this expansion by adding two incremental Boeing 757-200 aircraft to its fleet in 1999 and 2000.

     o Selected Acquisitions. The Company continually evaluates possible acquisitions of related businesses or interests therein to enhance its competitive position in its market segments. Among other things, in early 1999, it completed the purchase of the 50% interest in its air cargo operation that it did not previously own and acquired Travel Charter International, a tour operator. It also has an agreement in principle to acquire Chicago Express, a commuter airline which presently operates as the ATA Connection, and Key Travel, another tour operator.

Industry Overview

Scheduled Airline Service
In the United States, the scheduled airline business is dominated by a small number of large scheduled airlines, all of which have developed hub-and-spoke route systems. As a result of this structure, many smaller cities or airports are not served by direct or nonstop flights to leisure destinations and many secondary leisure destinations do not receive direct or nonstop service from more than a few major U.S. cities. Unlike most of the scheduled airlines, the Company has focused on low-frequency, nonstop or direct service from its principal gateways to leisure or business destinations where there is little or no competing direct or nonstop service. The Company intends to continue to pursue this strategy, and in 1998 added nonstop service from Chicago-Midway to Denver, Dallas-Ft. Worth, New York-LaGuardia and San Juan.

Commercial and Military/Government Charter Airline Service
In the United States, the passenger charter airline business is served by major scheduled airlines and a number of U.S. and non-U.S. charter airlines. Historically, charter airlines have supplemented the service provided by scheduled airlines by providing additional capacity at times of peak demand. U.S. charter airlines have also provided service to the military both in times of peak demand, such as during the Persian Gulf War, and on a longer-term basis to supplement the U.S. military's own passenger fleet. Based on the most recently available Department of Transportation ("DOT") statistics, total charter flights by all U.S. airlines represented approximately 2.9% of all available seat miles ("ASMs") flown within the United States during the twelve months ended September 30, 1998.

The Company's Airline Operations

Services Offered
The following table provides a summary of the Company's major revenue sources for the periods indicated:

                                                      Year Ended December 31,
                                   1994          1995          1996          1997          1998
                                 ---------     ---------     ---------     ---------     ----------
                                                       (Dollars in millions)

Scheduled service                  $240.7        $362.0        $386.5        $371.8         $511.3
                                 ---------     ---------     ---------     ---------     ----------

Commercial charter                  204.0         229.5         226.4         228.1          222.6
Military charter                     91.8          77.5          84.2         131.1          121.9
                                 ---------     ---------     ---------     ---------     ----------
       Total charter service        295.8         307.0         310.6         359.2          344.5
                                 ---------     ---------     ---------     ---------     ----------

Other                                44.0          46.0          53.8          52.2           63.6
                                 =========     =========     =========     =========     ==========
        Total                      $580.5        $715.0        $750.9        $783.2         $919.4
                                 =========     =========     =========     =========     ==========



Scheduled Service
The Company provides scheduled airline services on selected routes where it believes that it can be one of the top two largest carriers, focusing primarily on low-cost, nonstop or direct flights. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's John F. Kennedy and LaGuardia Airports, Denver and Dallas-Ft. Worth.

In October 1997, the Company expanded its Chicago Express commuter services by adding the cities of Lansing and Madison to the flights it had already operated out of Chicago-Midway to Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids since April 1997. Under the Chicago Express code share agreement, Chicago Express provides aircraft, crews, insurance and maintenance, and the Company provides all other services, including marketing, reservation services, fuel and aircraft handling. The Company receives all passenger and cargo revenues and pays Chicago Express a fixed fee per flight. The seats sold under the Chicago Express code share agreement are listed on major computer reservations systems ("CRS") as ATA seats, even though the flights are operated by a separate airline. Chicago Express uses 19-seat Jetstream 31 propeller aircraft. In February 1999, the Company entered into an agreement in principle to acquire Chicago Express. Closing of this transaction is subject to documentation, approvals and other matters of substance.

Included in the Company's jet scheduled service are bulk sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator may take up to 85% of an aircraft as a bulk-seat purchase. The seats which the Company retains are sold through its own scheduled service distribution network. Under bulk sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by tour operators. To minimize its credit exposure under these arrangements, the Company requires bonding or a security deposit for a significant portion of the contract price. Bulk seat sales amounted to $67.3 million, $59.0 million and $68.6 million in 1996, 1997 and 1998, respectively, which represented 9.0%, 7.5% and 7.5%, respectively, of the Company's consolidated revenues for such periods.

Commercial Charter
Commercial charter represented 30.2%, 29.1% and 24.2%, respectively of the Company's consolidated revenues for 1996, 1997 and 1998. The Company's principal customers for commercial charter are tour operators, sponsors of incentive travel packages and specialty charter customers.

Tour Operator Programs. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating over varying periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft, including the crew and all necessary passenger and aircraft handling services, and assumes responsibility and risk for the actual sale of the available aircraft seats. Because the Company has a contract with tour operators for each flight or series of flights, it can, subject to competitive constraints, structure the terms of each contract to reflect the costs of providing the specific service, together with an acceptable return. Under most of its contracts with tour operators, the Company passes through increases in fuel costs from a contracted price. Under these contracts, if the fuel increase causes the tour operator's fuel cost to rise in excess of 10%, the tour operator has the option of canceling the contract. The Company is exposed to increases in fuel costs that occur within 14 days of flight time.

Although the Company serves tour operators on a worldwide basis, its primary customers are U.S.-based and European-based tour operators. European tour operators accounted for 4.6%, 3.2% and 2.2%, respectively of consolidated revenues for 1996, 1997 and 1998. Contracts with most European tour operators establish prices payable to the Company in U.S. dollars, thereby reducing the Company's foreign currency risk. The Company's five largest tour operator customers represented approximately 22.4%, 16.2%, and 14.4%, respectively, of the Company's consolidated revenues for 1996, 1997 and 1998, and the ten largest tour operator customers represented approximately 29.7%, 20.8% and 17.5%, respectively, of the Company's consolidated revenues for the same periods.

Incentive Travel Programs. Many corporations offer travel to leisure destinations or special events as incentive awards for their employees. The Company has historically provided air travel for many corporate incentive programs. Incentive travel customers range from national incentive marketing companies who arrange such programs for corporate clients to large corporations that handle their incentive travel programs on an in-house basis.

Specialty Charters. The Company operates a significant number of specialty charter flights. These programs are normally contracted on a single round-trip basis and vary extensively in nature, from flying university alumni to a football game, to transporting political candidates on campaign trips, to moving the NASA space shuttle ground crew to an alternate landing site. These flights, some of which are arranged on very short notice based on aircraft availability, allow the Company to increase aircraft utilization during off-peak periods.

Military/Government Charter
In 1996, 1997 and 1998, sales to the U.S. military and other governmental agencies were approximately 11.2%, 16.8% and 13.3%, respectively, of the Company's consolidated revenues. Traditionally, the Company's focus has been on short-term military "contract expansion" business which is routinely awarded by the U.S. government based on price and availability of appropriate aircraft. The U.S. government awards one-year contracts for its military charter business, and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are awarded based upon the participating airlines' average costs. The short-term expansion business is awarded pro rata to those carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available. The Company's contractor teaming arrangement significantly increases the likelihood that the team will receive both fixed-award and contract expansion business.

The Company is subject to biennial inspections by the Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was completed in the fourth quarter of 1997. As a result of the Company's military business, it has been required from time to time to meet operational standards beyond those normally required by the DOT, Federal Aviation Administration ("FAA") and other government agencies.

Other Business
In addition to its core charter and scheduled service businesses, the Company operates several other smaller businesses that complement its core businesses. For example, the Company sells ground arrangements (hotels, car rentals and attractions) through its Ambassadair and ATA Vacations subsidiaries; provides airframe and powerplant mechanic training through American Trans Air Training Corporation; and provides helicopter charter services through its ExecuJet subsidiary. Additionally, the Company, through its subsidiary Amber Air Freight, markets cargo services in the Company's scheduled and charter operations. In aggregate, these businesses, together with incidental revenues associated with core charter and scheduled service operations, accounted for 7.1%, 6.6% and 6.9%, respectively, of consolidated revenues in 1996, 1997 and 1998.

Aircraft Fleet

As of December 31, 1998, the Company was certified to operate a fleet of 15 Lockheed L-1011s, 24 Boeing 727-200ADVs and 9 Boeing 757-200s. The Company also has an agreement in principle to acquire Chicago Express which is certified to operate Jetstream 31 propeller aircraft. As of December 31, 1998, the Company had taken delivery of an incremental Lockheed L-1011-500 which was undergoing modifications, and not yet flight certified. See " - Properties."

Lockheed L-1011 Aircraft
The Company's 15 Lockheed L-1011 aircraft are wide-body aircraft, 11 of which have a range of 2,971 nautical miles, three of which have a range of 3,425 nautical miles, and one of which has a range of 5,577 nautical miles. These aircraft conform to the FAA's Stage 3 noise requirements and have a low ownership cost relative to other wide-body aircraft types. See "--Environmental Matters." As a result, the Company believes these aircraft provide a competitive advantage when operated on long-range routes, such as on transatlantic, South American and transpacific routes. These aircraft have an average age of approximately 23 years. As of December 31, 1998, 14 of these aircraft were owned by the Company and one was under an operating lease that expires in March 2003. The Company has agreed to purchase three additional L-1011-500 aircraft in 1999. Certain of the Lockheed L-1011 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders under its revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Boeing 727-200ADV Aircraft
The Company's 24 Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high-thrust, JT8D-15/-15A/-17/-17A engines and have a range of 2,050 nautical miles. These aircraft, of which 16 conform to Stage 3 and eight conform to Stage 2 noise requirements as of December 31, 1998, have an average age of approximately 19 years. The Company leases 23 of these aircraft, with initial lease terms that expire between January 1999 and September 2003, subject to the Company's right to extend each lease for varying terms or purchase the aircraft. Subsequent to December 31, 1998, the Company purchased eight of the 23 leased aircraft Prior to December 31, 1999, the Company will be required to make capital expenditures for engine "hushkits" so that its entire fleet conforms to Stage 3 noise requirements in accordance with FAA regulations. The Company currently plans to install hushkits on eight remaining Stage 2 Boeing 727-200 aircraft before the end of 1999. The capital cost to hushkit a Boeing 727-200ADV aircraft is approximately $2.5 million. See "--Environmental Matters."

Boeing 757-200 Aircraft
The Company's 9 Boeing 757-200 aircraft are relatively new, narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, all of which are leased, have an average age of approximately 3 years and meet Stage 3 noise requirements. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. In addition, unlike most other narrow-body aircraft, the Boeing 757-200 has the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between December 1999 and July 2017, subject to the Company's right to extend each lease for varying terms.

Although Lockheed L-1011 and Boeing 727-200ADV aircraft are subject to the FAA's Aging Aircraft program, the Company does not currently expect that its cost of compliance for these aircraft will be material. See "--Regulation."

Flight Operations

Worldwide flight operations are planned and controlled by the Company's Flight Operations Group based in Indianapolis, Indiana, which is staffed on a 24-hour basis, seven days a week. Logistical support necessary for extended operations away from the Company's fixed bases is coordinated through its global communications network. The Company has the ability to dispatch maintenance and operational personnel and equipment as necessary to support temporary operations around the world.

In order to enhance the reliability of its service, the Company seeks to maintain at least two spare Lockheed L-1011 and three spare Boeing 727-200 aircraft at all times. Spare aircraft can be dispatched on short notice to most locations where a substitute aircraft is needed for mechanical or other reasons. These spare aircraft allow the Company to provide a dispatch reliability to its customers that is difficult for an airline of smaller size to match.

Maintenance and Support

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 120,000 square-foot facility was designed to meet the maintenance needs of the Company's fleet and to provide supervision and control of purchased maintenance services. The Company performs approximately 75% of its own maintenance work, excluding engine overhauls and Lockheed L-1011 and Boeing 727-200 heavy airframe checks.

The Company currently maintains ten permanent maintenance facilities, including its Indianapolis facility. In addition, the Company utilizes "road teams," which are dispatched primarily as charter flight operations require to arrange and supervise maintenance services at temporary locations. The Company also uses road teams to supervise all maintenance not performed in-house.

Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees which applied to approximately 50.4%, 53.4% and 45.0%, respectively, of consolidated revenues in 1996, 1997 and 1998. The Company closely monitors jet fuel spot prices and crude oil and heating oil futures markets to provide early indications of potential shifts in jet fuel prices for timely management review and action. The Company did not engage in any material fuel hedging activities in 1996 or 1997, but began a fuel hedging program in 1998 and has hedged a significant portion of its scheduled service fuel exposure for the first six months of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Operating Expenses - Fuel and Oil."

Competition

The Company's products and services face varying degrees of competition in diverse markets.

Competition for Scheduled Services
In scheduled service, the Company competes both against the large U.S. scheduled service airlines and, from time to time, against smaller regional or start-up airlines. Competition is generally on the basis of price, schedule and frequency, quality of service and convenience.

Competition for Commercial Charter Services
In the commercial charter market, the Company competes both against the major U.S. scheduled airlines, and against small U.S. charter airlines. The Company also competes against several European and Mexican charter and scheduled airlines, some of which are larger and have substantially greater financial resources than the Company. The scheduled carriers compete for leisure travel customers with the Company's commercial charter operations in a variety of ways, including wholesaling discounted seats on scheduled flights to tour operators, promoting packaged tours to travel agents for sale to retail customers and selling discounted, airfare-only products to the public. As a result, all charter airlines, including the Company, generally are required to compete for customers against the lowest revenue-generating seats of the scheduled airlines. During periods of dramatic fare cuts by other scheduled airlines, the Company is forced to respond competitively to these deeply discounted prices.

The Company also competes directly against other charter airlines. In the United States, these charter airlines are smaller in size than the Company. In Europe, several charter airlines are as large or larger than the Company. Certain European charter airlines are affiliates of large scheduled airlines or tour operators. As a result, in addition to their greater access to financial resources, these charter airlines may also have greater distribution capabilities, including exclusive or preferential relationships with affiliated tour operators.

Competition for Military/Government Charter Services
The Company competes for military and other government charters with primarily smaller U.S. airlines. The allocation of U.S. military air transportation contracts is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use to the military. The formation of different competing teaming arrangements could adversely affect the Company's U.S. military charter business.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. Under the Company's current insurance policies, it will not be covered by such insurance were it to fly, without the consent of its insurance provider, to certain high-risk countries. The Company does not consider the inability to operate into or out of any of these countries to be a significant limitation on its business. The Company will support certain U.S. government operations in areas where its insurance policy does not provide coverage for losses when the U.S. government provides replacement insurance coverage.

Employees

As of December 31, 1998, the Company had approximately 6,000 employees, approximately 2,300 of which were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA") and the Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with the AFA became amendable in December 1998, and the current collective bargaining agreement with the ALPA becomes amendable in September 2000. The Company began negotiations with the AFA in the third quarter of 1998 to amend the collective bargaining agreement, and these negotiations are continuing. The existence of a significant dispute with any sizeable number of its employees could have a material adverse effect on the Company's operations and financial condition.

Regulation

The Company is subject to regulation by the DOT and the FAA. The DOT is primarily responsible for regulating consumer protection and other economic issues affecting air services and determining a carrier's fitness to engage in air transportation. In 1981, the DOT granted the Company a Certificate of Public Convenience and Necessity pursuant to Section 401 of the Federal Aviation Act authorizing it to engage in air transportation. The Company is also subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to fly to specific airports using specified equipment. All of the Company's aircraft must also have and maintain certificates of airworthiness issued by the FAA. The Company holds an FAA air carrier operating certificate under Part 121 of the Federal Aviation Regulations.

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

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through its cargo affiliate. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agri-culture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a Passenger Facility Charge ("PFC") of up to $3.00 generally payable by each passenger departing from the airport. This charge must be collected from passengers by transporting air carriers, such as the Company, and must be remitted to the applicable airport authority. Airport operators must obtain approval of the FAA before they may implement a PFC. The $3.00 maximum on PFCs may be raised if Congress enacts an amendment to the legislation authorizing these charges.

Based upon bilateral aviation agreements between the U.S. and other nations, and, in the absence of such agreements, comity and reciprocity principles, the Company, as a charter carrier, is generally not restricted as to the frequency of its flights to and from most foreign destinations. However, these agreements generally restrict the Company to the carriage of passengers and cargo on flights which either originate in the U.S. and terminate in a single foreign nation, or which originate in a single foreign nation and terminate in the U.S. Proposals for any additional charter service must generally be specifically approved by the civil aeronautics authorities in the relevant countries. Approval of such requests is typically based on considerations of comity and reciprocity and cannot be guaranteed.

Environmental Matters

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. These regulations require that the Company achieve a 75.0% Stage 3 fleet by December 31, 1998. In general, the Company would be prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 1998, 83.3% of the Company's fleet met Stage 3 requirements. The Company expects to meet future Stage 3 fleet requirements through Boeing 727-200 hushkit modifications.

In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company believes it has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards.

The Company maintains on its property in Indiana two underground storage tanks which contain quantities of de-icing fluid and emergency generator fuel. These tanks are subject to various EPA and State of Indiana regulations. The Company believes it is in compliance with applicable regulatory requirements with respect to these storage facilities.

At its aircraft line maintenance facilities, the Company uses materials which are regulated as hazardous under federal, state and local law. The Company maintains programs to protect the safety of its employees who use these materials and to manage and dispose of any resulting waste, and believes that it is in substantial compliance with all applicable laws and regulations.

Item 2.    Properties

The Company leases three adjacent office buildings in Indianapolis, consisting of approximately 136,000 square feet. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices, an operations center and for the Indianapolis reservations center.

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

In 1998, the Company began construction of a 120,000 square-foot office building immediately adjacent to the Company's Indianapolis Maintenance and Engineering Center. This facility will house the Company's Maintenance and Engineering office staff along with the airline's operations center effective in the second quarter of 1999.

In 1995, the Company completed the lease of Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. The Company has completed significant improvements to this leased property, which is used to provide line maintenance for the Boeing 757-200 and Boeing 727-200 narrow-body fleets.

Also in 1995, the Company relocated and expanded its Chicago area reservations unit to an 18,700 square-foot facility located near Chicago's O'Hare Airport. This reservation facility primarily serves customers in the greater Chicago metropolitan area in support of the Company's Chicago-Midway scheduled service operation.

The Company also routinely leases various properties at airports around the world for use by passenger service, flight operations and maintenance staffs. Other properties are also leased for the use of sales office staff. These prop-perties are used in support of both scheduled and charter flight operations in such locations as Atlanta, Baltimore, Boston, Cancun, Chicago, Dallas-Ft. Worth, Denver, Detroit, Ft. Lauderdale, Ft. Myers, Frankfurt, Honolulu, Indianapolis, Las Vegas, London Gatwick, Los Angeles, Maui, Milwaukee, Minneapolis, New York, Oakland, Orlando, Phoenix, St. Louis, St.Petersburg, San Francisco, San Juan and Sarasota.

At December 31, 1998, the Company was certified to operate a fleet of 48 aircraft. The following table summarizes the ownership characteristics of each aircraft type operated by the Company as of the end of 1998.


             Ownership                 Boeing               Boeing              Lockheed             Lockheed
               Status                727-200ADV           757-200ER          L-1011-50/100          L-1011-500
----------------------------------------------------  -------------------  -------------------  -------------------
               Owned                     1                   N/A                   1                    1
           (Unencumbered)

               Owned                    N/A                  N/A                  12                   N/A
       (Encumbered-Pledged on
           Bank Facility)

               Leased                    22                    7                  N/A                  N/A
          (Fixed Buy-out)

          Operating Lease                 1                    2                   1                   N/A
            (No Buy-out)

               TOTAL                     24                    9                  14                    1

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

Part II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AMTR." The Company had 279 registered shareholders at December 31, 1998.

                                       Year Ended December 31, 1998
Market Prices of Common Stock     High             Low          Close
                                 --------       ----------    ----------
First quarter                     16 3/8           7 1/2        16 1/4
Second quarter                    27              15 1/8        24 5/8
Third quarter                     30              20 7/8        23 1/2
Fourth quarter                    27 5/8          13 3/4        27 1/8


No dividends have been paid on the Company's common stock since becoming publicly held.


Item 6.  Selected Consolidated Financial Data (Unaudited)
         The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in con-junction with the consolidated financial statements and related notes.

                                                               Amtran, Inc.
                                                             Five-Year Summary
                                                          Year Ended December 31,
               -------------------------------------------------------------------------------------------------------------------
                                                                          1994         1995        1996        1997         1998
               (Dollars in thousands, except per share data and ratios)
               -------------------------------------------------------------------------------------------------------------------
               Statement of Operations Data:
                   Operating revenues                                 $  580,522  $  715,009  $  750,851   $ 783,193  $   919,369
                   Operating expenses                                    572,107     697,073     786,907     769,709      843,996
                   Operating income (loss) (1)                             8,415      17,936    (36,056)      13,484       75,373
                   Income (loss) before taxes                              5,879      14,653    (39,581)       6,027       67,210
                   Net income (loss)                                       3,486       8,524    (26,674)       1,572       40,081
                   Net income (loss) per share - basic (2)                  0.30        0.74      (2.31)        0.14         3.41
                   Net income (loss) per share - diluted (2)                0.30        0.74      (2.31)        0.13         3.07

               Balance Sheet Data (at end of period):
                   Property and equipment, net                        $  223,104  $  240,768  $  224,540   $ 267,681   $  329,332
                   Total assets                                          346,288     413,137     369,601     450,857      594,549
                   Total debt                                            118,106     138,247     149,371     191,804      246,671
                   Shareholders' equity (3)                               72,753      81,185      54,744      56,990      102,751
                   Ratio of total debt  to shareholders' equity             1.62        1.70        2.73        3.37         2.40
                     Ratio of total liabilities to shareholders'            3.76        4.09        5.75        6.91         4.79
                     equity

               Selected Operating Statistics for
               Consolidated Passenger Services: (4)
                   Revenue passengers carried (thousands)                4,237.9     5,368.2     5,680.5     5,307.4      6,168.3
                   Revenue passenger miles (millions)                    7,158.8     8,907.7     9,172.4     8,986.0      9,758.1
                   Available seat miles (millions)                      10,443.1    12,521.4    13,295.5    12,647.7     13,851.7
                   Passenger load factor                                   68.6%       71.1%       69.0%       71.0%        70.5%


              (1) The  Company  has  reclassified  gain  (loss)  on the  sale of operating assets for 1994-1995 from non-operating gain (loss) to operating income (loss) to be consistent with the 1996-1998 presentation. Also, in the third quarter of 1996, the Company recorded a $4.7 million loss on the disposal of leased assets associated with the reconfiguration of its fleet.

                   (2) In 1997, the Company adopted Financial Accounting Standards Board Statement 128, "Earnings per Share," which established new standards for the calculation and disclosure of earnings per share. All prior period earnings per share amounts disclosed in this five-year summary have been restated to conform to the new standards under Statement 128.

              (3) No dividends were paid in any periods presented.

              (4) Operating statistics pertain only to ATA (including operations under the Chicago Express code share agreement) and do not include information for other operating subsidiaries of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amtran is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, ATA, has been operating for 26 years and is the eleventh largest U.S. airline in terms of 1998 revenues. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In 1998, the Company generated record operating earnings and net income as compared to any previous fiscal year in the Company's 25-year history. These results were primarily due to the effects of record operating revenues, unchanged unit operating expenses and higher utilization of aircraft.

1997 was a year of recovery for the Company, after a substantial net loss in 1996. Extensive business unit profitability analysis in late 1996 prompted the Company to undertake significant restructuring of scheduled service operations and standardization of the Boeing 757-200 fleet. As a result of these efforts, the Company finished 1997 with net income, a substantial improvement over 1996.

Results of Operations

In 1998, the Company earned $75.4 million in operating income and $40.1 million in net income, as compared to operating and net income of $13.5 million and $1.6 million, respectively, in 1997 and an operating and net loss of $36.1 million and $26.7 million, respectively in 1996.

Operating expenses increased 9.7% to $844.0 million in 1998, as compared to $769.7 million in 1997. Operating expense per ASM remained unchanged at 6.09 cents in both years. Operating expenses were $786.9 million in 1996, which equated to 5.92 cents per ASM.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                              Cents per ASM
                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
                                                                1998              1997             1996

Operating revenues:                                             6.64              6.19             5.65

Operating expenses:
    Salaries, wages and benefits                                1.52              1.36             1.23
    Fuel and oil                                                0.99              1.22             1.21
    Depreciation and amortization                               0.57              0.49             0.47
     Handling, landing and navigation fees                      0.54              0.55             0.53
    Aircraft maintenance, materials and repairs                 0.39              0.41             0.42
     Aircraft rentals                                           0.38              0.43             0.49
    Crew and other employee travel                              0.30              0.29             0.27
    Passenger service                                           0.24              0.26             0.25
    Commissions                                                 0.21              0.21             0.20
     Other selling expenses                                     0.16              0.12             0.13
    Ground package cost                                         0.14              0.15             0.14
    Advertising                                                 0.13              0.10             0.08
     Facilities and other rentals                               0.07              0.07             0.07
    Disposal of assets                                             -                 -             0.03
    Other                                                       0.45              0.43             0.40
        Total operating expenses                                6.09              6.09             5.92

    Operating income (loss)                                     0.55              0.10            (0.27)

    ASMs (in thousands)                                      13,851,731        12,647,683       13,295,505


Year Ended December 31, 1998, Versus Year Ended December 31, 1997

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


                                                     Twelve Months Ended December 31,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                45,881          39,517            6,364           16.10
Departures J31(a)                             16,388          10,091            6,297           62.40
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        62,269          49,608           12,661           25.52
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                              144,237         129,216           15,021           11.62
Block Hours J31                               16,166          10,210            5,956           58.33
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      160,403         139,426           20,977           15.05
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            9,727,097       8,967,900          759,197            8.47
RPMs J31 (000s)                               30,991          18,055           12,936           71.65
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    9,758,088       8,985,955          772,133            8.59
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                           13,799,507      12,615,230        1,184,277            9.39
ASMs J31 (000s)                               52,224          32,453           19,771           60.92
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                   13,851,731      12,647,683        1,204,048            9.52
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                70.49           71.09           (0.60)          (0.84)
Load Factor J31                                59.34           55.63             3.71            6.67
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        70.45           71.05           (0.60)          (0.84)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    5,991,662       5,210,578          781,084           14.99
Passengers Enplaned J31                      176,604          96,812           79,792           82.42
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            6,168,266       5,307,390          860,876           16.22
                                      --------------- --------------- ---------------- ---------------

Revenue (000s)                              $919,369        $783,193         $136,176           17.39
RASM in cents (h)                               6.64            6.19             0.45            7.27
CASM in cents (i)                               6.09            6.09                -               -
Yield in cents (j)                              9.42            8.72             0.70            8.03


  See footnotes (a) through (j) on pages 14 and 15.

(a) Effective April 1, 1997, the Company began ATA Connection service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids under a code sharing agreement with Chicago Express. Services were expanded to include Lansing, Michigan and Madison, Wisconsin in October 1997. Services were provided by Chicago Express using Jetstream 31 ("J31") propeller aircraft.

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

Operating Revenues

Total operating revenues in 1998 increased 17.4% to $919.4 million from $783.2 million in 1997. This increase was due to a $139.5 million increase in scheduled service revenues, a $10.5 million increase in other revenues and a $0.9 million increase in ground package revenues, partially offset by a $5.5 million decrease in commercial charter revenues, and a $9.2 million decrease in military/government charter revenues.

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

                                                     Twelve Months Ended December 31,
                                                1998            1997        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                31,237          23,800            7,437           31.25
Departures J31(a)                             16,388          10,091            6,297           62.40
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        47,625          33,891           13,734           40.52
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               92,263          72,883           19,380           26.59
Block Hours J31                               16,166          10,210            5,956           58.33
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      108,429          83,093           25,336           30.49
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            5,777,555       4,523,245        1,254,310           27.73
RPMs J31 (000s)                               30,991          18,055           12,936           71.65
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    5,808,546       4,541,300        1,267,246           27.90
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            7,756,330       6,209,825        1,546,505           24.90
ASMs J31 (000s)                               52,224          32,453           19,771           60.92
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    7,808,554       6,242,278        1,566,276           25.09
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                74.49           72.84             1.65            2.27
Load Factor J31                                59.34           55.63             3.71            6.67
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        74.39           72.75             1.64            2.25
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    4,094,454       3,087,706        1,006,748           32.61
Passengers Enplaned J31                      176,604          96,812           79,792           82.42
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            4,271,058       3,184,518        1,086,540           34.12
                                      --------------- --------------- ---------------- ---------------

Revenues (000s)                             $511,254        $371,762         $139,492           37.52
RASM in cents (h)                               6.55            5.96             0.59            9.90
Yield in cents (j)                              8.80            8.19             0.61            7.45
Rev per segment $ (k)                         119.70          116.74             2.96            2.54

See footnotes (a) through (j) on pages 14 and 15.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 1998 increased 37.5% to $511.3 million from $371.8 million in 1997. Scheduled service revenues comprised 55.6% of consolidated revenues in 1998, as compared to 47.5% of consolidated revenues in 1997.

The Company currently has a code share agreement with Chicago Express under which Chicago Express operates 19-seat Jetstream 31 propeller aircraft as the ATA Connection between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. The period-to-period percentage changes in departures, block hours and passengers boarded were significantly impacted by the operation of ATA Connection Jetstream 31 commuter flights in the twelve months ended December 31, 1998, which operated only during the nine months ended December 31, 1997. Such operations in all periods generate comparatively less impact to ASMs and RPMs due to the small seat capacity and short stage length of ATA Connection propeller aircraft as compared to the Company's jet aircraft. In February 1999, the Company entered into an agreement in principle to acquire Chicago Express Airlines, Inc., ATA's code sharing partner at Chicago-Midway.

The  Company's  1998   scheduled   service  at   Chicago-Midway   accounted  for
approximately 53.4% of scheduled service ASMs and 73.5% of scheduled service departures, as compared to 42.9% and 63.2%, respectively, in 1997. On May 1, 1998, the Company began three daily nonstop flights to Dallas-Ft. Worth and two daily nonstop flights to Denver, none of which services were provided during 1997. In addition to these new services, the Company added frequencies in 1998 to most existing jet markets, including Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, Phoenix, St. Petersburg and San Francisco. Flight
frequencies to Sarasota  declined between periods.  ATA Connection  Jetstream 31 flights in 1998 and the nine months ended December 31, 1997 served Chicago-Midway from the cities of Dayton, Des Moines, Grand Rapids, Indianapolis and Milwaukee. In addition, the Company operated ATA Connection Jetstream 31 service between Chicago-Midway and the cities of Lansing and Madison throughout 1998, while such service was operated only during the fourth quarter of 1997.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 1999 and beyond. The Company operated 57 daily jet and commuter departures from Chicago-Midway and served 21 destinations on a nonstop basis in the summer of 1998, as compared to 15 nonstop destinations served in the summer of 1997. By the end of 1998, the Company completed a $1.5 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company also presently expects to occupy 13 jet gates and six commuter aircraft gates at the new Chicago-Midway terminal which is presently scheduled for completion in 2002, as compared to the six jet gates currently occupied in the existing terminal.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low-cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low-cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies, as compared to the Company's other gateway cities.

The Company's Hawaii service accounted for 21.3% of scheduled service ASMs and 5.4% of scheduled service departures in 1998, as compared to 24.6% and 6.8%, respectively, in 1997. The Company provided nonstop services in both years from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. In addition, in 1998, seasonal nonstop service was operated from San Diego to Honolulu, which was not operated in 1997. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels.

The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 16.1% of scheduled service ASMs and 12.7% of scheduled service departures in 1998, as compared to 20.5% and 18.1%, respectively, in 1997. In 1998, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 26 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continues to evaluate the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company believes that scheduled service yields and load factors in 1998 have benefited from strong customer demand for air transportation in the United States during a period of constrained industry growth in seat capacity relative to this demand. The ability of the Company to increase its year-over-year scheduled service seat capacity by 25.1%, and to operate with a higher load factor between years, further underscores the fundamental strength of current demand in its domestic scheduled service.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenue growth in 1998 was constrained by the reassignment of several narrow-body aircraft to scheduled service expansion and by subservice contracts with other airlines, which the Company believes have been more profitable for these aircraft than the commercial charter applications they replaced. The Company, however, continues to believe that tour operator and specialty charter are businesses where the Company's experience and size provide meaningful competitive advantage and are businesses to which the Company remains committed. Commercial charter revenues accounted for 24.2% of consolidated revenues in 1998, as compared to 29.1% in 1997.

The Company is addressing its seat capacity limitations in the commercial and military/government charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. In July 1998, the Company committed to the purchase of five such aircraft for delivery between the third quarter of 1998 and the second quarter of 1999. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The Company expects to place these aircraft into service in commercial and military/government charter operations during 1999, which will increase the available seat capacity for these charter business units, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                    Twelve Months Ended December 31,
                                             1998             1997          Inc (Dec)     % Inc (Dec)
Departures (b)                               9,602           10,589           (987)          (9.32)
Block Hours (c)                             33,516           36,836         (3,320)          (9.01)
RPMs (000s) (d)                          3,009,638        3,373,840       (364,202)         (10.79)
ASMs (000s) (e)                          3,882,202        4,169,102       (286,900)          (6.88)
Passengers Enplaned (g)                  1,617,901        1,840,056       (222,155)         (12.07)
Revenue (000s)                            $222,571         $228,062        $(5,491)          (2.41)
RASM in cents (h)                             5.73             5.47            0.26            4.75

See footnotes (b) through (h) on pages 14 and 15.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $176.4 million in revenues in 1998, as compared to $184.3 million in 1997.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $35.1 million in revenues in 1998, as compared to $34.6 million in 1997.

MilitarylGovernment  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

                                                 Twelve Months Ended December 31,
                                          1998            1997          Inc (Dec)     % Inc (Dec)
Departures (b)                            4,447           4,860           (413)          (8.50)
Block Hours (c)                          16,389          18,704         (2,315)         (12.38)
RPMs (000s) (d)                         821,813       1,044,317       (222,504)         (21.31)
ASMs (000s) (e)                       1,963,069       2,165,169       (202,100)          (9.33)
Passengers Enplaned (g)                 205,641         265,862        (60,221)         (22.65)
Revenue (000s)                         $121,911        $131,115        $(9,204)          (7.02)
RASM in cents (h)                          6.21            6.06           0.15            2.48

See footnotes (b) through (h) on pages 14 and 15.

The Company participates in two related military/government charter programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has entered into a contractor teaming arrangement with four other cargo airlines. Under this arrangement, the team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts are generally not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages to its Ambassadair club members and through its ATA Vacations subsidiary to its scheduled service passengers. In 1998, ground package revenues increased 4.0% to $23.2 million, as compared to $22.3 million in 1997.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 38,000 individual and family members annually. In 1998, total packages sold decreased 5.0% as compared to 1997, but the average revenue earned for each ground package sold increased 20.4% between periods.

ATA Vacations offers numerous ground accommodations to the general public for use with the Company's scheduled service flights in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company. In 1998, total packages sold decreased 10.2% as compared to 1997, while the average revenue earned for each ground package sold decreased 3.2% between years.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which are factors that can change from period to period.

In  early  1999,   the  Company   completed  the  purchase  of  Travel   Charter
International, a tour operator, and has an agreement in principle to acquire another tour operator, Key Travel.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 35.1% to $40.4 million in 1998, as compared to $29.9 million in 1997.

In 1998, as compared to 1997, the Company earned $4.3 million more in substitute service revenues, $3.2 million more in cancellation and administrative fees, and $2.4 million more in cargo and other affiliate company revenues, partially offset by $0.6 million less revenue earned from the sale of surplus and obsolete aircraft parts.

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

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in 1998 increased 22.5% to $211.3 million from $172.5 million in 1997.

The Company increased its average equivalent employees by 18.4% between 1998 and 1997 in order to appropriately staff the growth in available seats offered between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Some employment growth in 1998 was also needed to correct for certain employee shortages in 1997, particularly in the areas of cockpit crews, reservations agents and airframe and power plant mechanics.

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits, except for variable compensation) was unchanged between 1998 and 1997. While most employees received wage rate increases between years, new employees are generally hired at lower average starting rates of pay than those rates in effect for more senior employees. The increase in new employees between periods approximately offset the wage rate increases applicable to more senior employees.

In 1998, the Company recorded $8.9 million in variable compensation and related payroll taxes as a result of the significant improvement in earnings as compared to 1997, when no such compensation was incurred. In the second quarter of 1997, a one-time charge of $2.0 million was recorded for variable compensation expense associated with the resignation of the Company's former President and Chief Executive Officer.

Salaries, wages and benefits cost per ASM increased 11.8% in 1998 to 1.52 cents, as compared to 1.36 cents in 1997. This unit-cost increase was attributable to the faster rate of growth in average equivalent employees between years than seat capacity, and to the variable compensation earned in 1998, which was not earned in 1997.

Fuel and Oil. Fuel and oil expense decreased 10.6% to $137.4 million in 1998, as compared to $153.7 million in 1997. This decrease occurred despite the Company consuming 9.8% more gallons of jet fuel for flying operations between years, which resulted in an increase in fuel expense of approximately $15.0 million. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 144,237 jet block hours in 1998, as compared to 129,216 jet block hours in 1997, an increase of 11.6% between years.

Fuel consumption growth between 1998 and 1997 was less than total block hour growth, however, since most of the block hour growth in 1998 was in the narrow-body Boeing 727-200 and Boeing 757-200 fleets, which consume approximately 50% of the gallons per block hour which are consumed by the Lockheed L-1011 fleet.

During 1998, the Company's average cost per gallon of jet fuel consumed decreased by 20.0% as compared to 1997, resulting in a decrease in fuel and oil expense of approximately $34.4 million between years. This reduction in fuel price was experienced generally in the airline industry throughout 1998 as a result of significant reductions in average crude oil and distillate market prices as compared to 1997.

During the first, second and fourth quarters of 1998, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases during the year. The Company hedged some 1998 fuel consumption under swap agreements which established specific swap prices for designated periods, and hedged other 1998 fuel consumption under fuel cap agreements which guaranteed a maximum price per gallon for designated periods. Since the price of fuel declined during most of 1998, the Company recorded approximately $2.5 million in additional fuel and oil expense under its hedge contracts, which added approximately one cent to its average cost per gallon in 1998.

Fuel and oil expense decreased 18.9% to 0.99 cents per ASM in 1998, as compared to 1.22 cents per ASM in 1997, primarily due to the period-to-period decrease in the average price of fuel consumed.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 25.9% to $78.7 million in 1998, as compared to $62.5 million in 1997.

Depreciation expense attributable to owned airframes and leasehold improvements increased $3.0 million in 1998, as compared to 1997. The Company purchased one Boeing 757-200 and one Boeing 727-200 aircraft in late 1997 which had been previously financed through operating leases, thereby increasing depreciation expense on airframes between years. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.")

The Company also recorded additional inventory obsolescence expense for certain aircraft parts held for sale which were sold during the first quarter of 1998, and increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $2.4 million in 1998, as compared to 1997.

Amortization of capitalized engine and airframe overhauls increased $11.1 million in 1998, as compared to 1997, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, seven of which were delivered new from the manufacturer between late 1995 and late 1998, are not presently generating any engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $1.3 million in 1998 as compared to 1997. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. The effect of this change in estimate was to reduce depreciation expense in 1998 by $2.1 million.

Depreciation and amortization expense per ASM increased 16.3% to 0.57 cents in 1998, as compared to 0.49 cents in 1997. This increase was primarily due to the increased amount of overhaul cost incurred to maintain the Company's Boeing 727-200 and Lockheed L-1011 airframes and engines. Airframes and engines which originally enter the Company's fleet from time to time often do not require such overhauls until several years later. Therefore, units added to the Company's fleet over the last several years are currently scheduled for or are undergoing overhaul. Such overhaul expense incurred and to be incurred is incremental in comparison to prior periods. Although the Company's fleet of new Boeing 757-200 aircraft has not yet begun this initial overhaul cycle, the Company anticipates that it will do so beginning in 1999, at which time increased overhaul amortization expense per ASM will be incurred for this fleet type as well.

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

Handling, landing and navigation fees increased by 7.5% to $74.6 million in 1998, as compared to $69.4 million in 1997. The total number of system-wide jet departures between 1998 and 1997 increased by 16.1% to 45,881 from 39,517, resulting in approximately $8.8 million in volume-related handling and landing expense increases between periods.

This volume-related increase was partially offset, however, by a decrease of approximately $3.3 million in price-and-mix-related handling and landing expenses for 1998, as compared to 1997, attributable primarily to a change in jet departure mix.

The cost per ASM for handling,  landing and  navigation  fees  decreased 1.8% to
0.54 cents in 1998, from 0.55 cents in 1997.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for light airframe check and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 4.3% to $53.7 million in 1998, as compared to $51.5 million in 1997.

The Company performed a total of 51 light airframe checks on its fleet during 1998, as compared to 44 such checks performed in 1997, an increase of 15.9% between years. The cost of materials consumed and components repaired in association with such light checks and other maintenance activity increased by $1.6 million between 1998 and 1997.

The cost per ASM of aircraft maintenance, materials and repairs decreased 4.9% to 0.39 cents in 1998, as compared to 0.41 cents in 1997.

Aircraft Rentals. Aircraft rentals expense for 1998 decreased 2.4% to $53.1 million from $54.4 million in 1997. The Company purchased one leased Boeing 757-200 in September 1997; returned one leased Boeing 757-200 to the lessor in November of 1997; and added one new leased Boeing 757-200 each in December 1997 and August 1998. These fleet changes resulted in a reduction in Boeing 757-200 rentals expense of $0.9 million in 1998, as compared to 1997. Aircraft rentals expense for the Boeing 727-200 and Lockheed L-1011 fleets did not change significantly between years.

Aircraft  rentals cost per ASM for 1998 was 0.38 cents, a decrease of 11.6% from
0.43 cents per ASM in 1997. Such reduction in cost per ASM was primarily attributable to the increased utilization of all aircraft types between years, producing more ASMs with approximately the same fleet size.

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

The cost of crew and other employee travel increased 13.7% to $41.6 million in 1998, as compared to $36.6 million in 1997. During 1998, the Company's average full-time-equivalent cockpit and cabin crew employment was 13.5% higher than in 1997, while jet block hours flown increased by 11.6% between the same periods.

The average cost of hotel rooms per full-time-equivalent crew member increased 4.4% in 1998, as compared to 1997. Such hotel costs increased due to both higher room rates paid in 1998, and due to aircraft flow changes associated with the Company's 1998 summer schedule which resulted in more crews terminating their daily flying away from their home bases than in the prior year.

The average cost of crew positioning per full-time-equivalent crew member decreased 5.4% in 1998, as compared to 1997. Crew positioning costs declined primarily due to the shift of revenue production from commercial charter and military/government charter to scheduled service. Crews positioning out of base for scheduled service can often position at no cost on Company flights, whereas positioning to remote international locations for charter service is usually done on other carriers at an incremental cost.

The cost per ASM for crew and other employee travel increased 3.4% to 0.30 cents in 1998, as compared to 0.29 cents in 1997.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 1998 and 1997, catering represented 84.1% and 83.0%, respectively, of total passenger service expense.

The total cost of passenger service increased 3.7% to $34.0 million in 1998, as compared to $32.8 million in 1997. The Company experienced a decrease of approximately 10.2% in the average unit cost of catering each passenger between years, primarily because in 1998 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $3.3 million in catering expense in 1998, as compared to 1997. Total jet passengers boarded, however, increased 15.0% between years, resulting in approximately $4.0 million in higher volume-related catering expenses between the same sets of comparative periods.

The cost per ASM of passenger  service  declined 7.7% to 0.24 cents in 1998 from
0.26 cents in 1997.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 9.2% to $28.5 million in 1998, as compared to $26.1 million in 1997.

Scheduled service commissions expense increased by $2.3 million between 1998 and 1997. This increase was lower than the related increase of 37.5% in scheduled service revenues between the same periods, partially because of an industry-wide reduction in the standard travel agency commission rate from 10% to 8% which became effective in October 1997, and partially due to relatively more non-commissionable bulk seat scheduled service sales being made in 1998, as compared to 1997. Neither commercial charter nor military/government charter commissions expense changed significantly between 1998 and 1997.

The cost per ASM of commissions expense was unchanged at 0.21 cents for both 1998 and 1997.

Other Selling Expenses. Other selling expenses are comprised of (i) booking fees paid to computer reservation systems ("CRS") to reserve single-seat sales for scheduled service; (ii) credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment;
(iii) costs of providing toll-free telephone service, primarily to single-seat and vacation package customers who contact the Company directly to book reservations; and (iv) miscellaneous other selling expenses primarily associated with single-seat sales. Other selling expenses increased 42.6% to $22.1 million in 1998, as compared to $15.5 million in 1997. Scheduled service passengers boarded increased 34.1% between the same periods.

CRS fees increased $3.1 million in 1998, as compared to 1997, due to a 40.2% increase in total CRS bookings made for the expanded scheduled service business unit between periods, and due to a 7.5% increase in the average cost of each CRS booking. Toll-free telephone costs increased $0.5 million between 1998 and 1997, primarily due to higher toll-free usage related to higher scheduled service reservations activity. Credit card discount expense increased $3.0 million in 1998 as compared to 1997, due to higher 1998 earned revenues in scheduled service which were sold using credit cards as payment.

Other selling cost per ASM increased 33.3% to 0.16 cents in 1998, as compared to
0.12 cents in 1997.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers. Ground package cost increased 1.0% to $19.4 million in 1998, as compared to $19.2 million in 1997. The number of Ambassadair ground packages sold in 1998 decreased 5.0%, as compared to 1997, while the average cost of Ambassadair ground packages sold increased by 29.8% between years. The number of ATA Vacations ground packages sold in 1998 decreased 10.2% as compared to 1997, while the average cost of ATA Vacations ground packages sold decreased by 7.6% between the same periods.

The cost per ASM of ground packages decreased 6.7% to 0.14 cents in 1998, as compared to 0.15 cents in 1997.

Advertising. Advertising expense increased 40.2% to $17.8 million in 1998, as compared to $12.7 million in 1997. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of businesses was increased in 1998, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

The 40.2% increase in total advertising expense between years was slightly greater than the 37.5% increase in scheduled service revenues between the same periods. The majority of the Company's growth in 1998 was from increased frequencies at existing gateway cities such as Chicago-Midway, which provided some advertising efficiencies in 1998 as compared to the prior year. Such market-related efficiency was partially offset, however, due to temporarily higher advertising support required in the second and third quarters of 1998 for the introduction of the Company's new services to Dallas-Ft. Worth, Denver, San Juan, and New York's LaGuardia airport, as well as to launch the Company's fall promotions in the third and fourth quarters of 1998.

The cost per ASM of advertising increased 30.0% to 0.13 cents in 1998, as compared to 0.10 cents in 1997.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 10.5% to $9.5 million in 1998, as compared to $8.6 million in 1997. The rate of growth in facilities costs between periods was comparable to the 9.5% rate of ASM growth between 1998 and 1997, due to the addition of new facilities for services to Denver, Dallas-Ft. Worth and New York's LaGuardia airport between periods.

The cost per ASM for facility and other rentals was unchanged at 0.07 cents in both 1998 and 1997.

Other Operating Expenses. Other operating expenses increased 14.5% to $62.2 million in 1998, as compared to $54.3 million in 1997. Other operating expenses which experienced significant changes between periods included: (i) $3.1 million of additional costs for the Chicago Express Jetstream 31 code share agreement, which agreement was not in effect in the 1997 first quarter, and because such code share was expanded to include Lansing and Madison in 1998, which were served in only the fourth quarter of 1997; (ii) $2.3 million in higher expenses associated with the operation of the Company's affiliate business; and (iii) $1.7 million in higher costs associated with the short-term leasing of substitute aircraft, and the reprotection of some of the Company's passengers on other airlines, due to higher-than-normal delayed and irregular flight operations, primarily in the second quarter of 1998.

Other operating cost per ASM increased 4.7% to 0.45 cents in 1998, as compared to 0.43 cents in 1997.

Interest Income and Expense. Interest expense in 1998 increased to $12.8 million as compared to $9.5 million in 1997. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the two financings completed on July 24, 1997, at which time the Company (i) sold $100.0 million principal amount of 10.5% unsecured seven-year notes, and (ii) entered into a new $50.0 million secured revolving credit facility, thereby replacing the former secured revolving credit facility of $122.0 million as of June 30, 1997. Additionally, in December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes.

Prior to completing these new financings, the Company utilized secured bank credit facilities to finance cash flow requirements of the Company as they arose, thereby minimizing the level of borrowings on which interest would be paid. During 1998, the Company's weighted average debt outstanding was approximately $159.1 million, as compared to $117.2 million in 1997.

The weighted average effective interest rate applicable to the Company's outstanding debt in 1998 was 8.56%, as compared to 8.06% in 1997. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the $100.0 million in unsecured notes issued on July 24, 1997, which was higher than the average interest rate which was applicable to borrowings under the former credit facility.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $4.4 million in interest income in 1998, as compared to $1.6 million in 1997.

Income Tax Expense. In 1998 the Company recorded $27.1 million in income tax expense applicable to $67.2 million of pre-tax income for that period, while in 1997 income tax expense was $4.5 million on pre-tax income of $6.0 million. The effective tax rate applicable to 1998 was 40.4%, as compared to 73.9% in 1997.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (45% in 1998 and 50% in 1997). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income approaches zero, which was a significant reason for the higher effective tax rate in 1997.

Income tax expense for 1997 was also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits for the executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million was non-deductible against the Company's federal taxable income.


Year Ended December 31, 1997, Versus Year Ended December 31, 1996

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express as the ATA Connection under a code sharing agreement.

                                                     Twelve Months Ended December 31,
                                              1997            1996          Inc (Dec)      % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                39,517          46,416          (6,899)         (14.86)
Departures J31(a)                             10,091               -           10,091             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        49,608          46,416            3,192            6.88
                                      --------------- --------------- ---------------- ---------------
Block Hours Jet                              129,216         138,114          (8,898)          (6.44)
Block Hours J31                               10,210               -           10,210             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      139,426         138,114            1,312            0.95
                                      --------------- --------------- ---------------- ---------------
RPMs Jet (000s)                            8,967,900       9,172,438        (204,538)          (2.23)
RPMs J31 (000s)                               18,055               -           18,055             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    8,985,955       9,172,438        (186,483)          (2.03)
                                      --------------- --------------- ---------------- ---------------
ASMs Jet (000s)                           12,615,230      13,295,505        (680,275)          (5.12)
ASMs J31 (000s)                               32,453               -           32,453             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                   12,647,683      13,295,505        (647,822)          (4.87)
                                      --------------- --------------- ---------------- ---------------
Load Factor Jet                                71.09           68.99             2.10            3.04
Load Factor J31                                55.63               -              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        71.05           68.99             2.06            2.99
                                      --------------- --------------- ---------------- ---------------
Passengers Enplaned Jet                    5,210,578       5,680,496        (469,918)          (8.27)
Passengers Enplaned J31                       96,812               -           96,812             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            5,307,390       5,680,496        (373,106)          (6.57)
                                      --------------- --------------- ---------------- ---------------
Revenue (000s)                              $783,193        $750,851          $32,342            4.31
RASM in cents (h)                               6.19            5.65             0.54            9.56
CASM in cents (i)                               6.09            5.92             0.17            2.87
Yield in cents (j)                              8.72            8.19             0.53            6.47

N/M - Not meaningful
See footnotes (a) through (j) on pages 14 and 15.

Operating Revenues

Total operating revenues for 1997 increased 4.3% to $783.2 million from $750.9 million in 1996. This increase was due to a $1.6 million increase in commercial charter revenues and a $47.0 million increase in military charter revenues, partially offset by a $14.7 million decrease in scheduled service revenues and a $1.6 million decrease in other revenues.

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

                                                     Twelve Months Ended December 31,
                                              1997            1996          Inc (Dec)      % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                23,800          31,467          (7,667)         (24.37)
Departures J31(a)                             10,091               -           10,091             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        33,891          31,467            2,424            7.70
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               72,883          85,836         (12,953)         (15.09)
Block Hours J31                               10,210               -           10,210             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       83,093          85,836          (2,743)          (3.20)
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            4,523,245       4,918,045        (394,800)          (8.03)
RPMs J31 (000s)                               18,055               -           18,055             N/M
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    4,541,300       4,918,045        (376,745)          (7.66)
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            6,209,825       7,304,897      (1,095,072)         (14.99)
ASMs J31 (000s)                               32,453               -           32,453             N/M
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    6,242,278       7,304,897      (1,062,619)         (14.55)
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                72.84           67.33             5.51            8.18
Load Factor J31                                55.63               -              N/M             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        72.75           67.33             5.42            8.05
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    3,087,706       3,551,141        (463,435)         (13.05)
Passengers Enplaned J31                       96,812               -           96,812             N/M
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            3,184,518       3,551,141        (366,623)         (10.32)
                                      --------------- --------------- ---------------- ---------------

Revenues (000s)                             $371,762        $386,488        $(14,726)          (3.81)
RASM in cents (h)                               5.96            5.29             0.67           12.67
Yield in cents (j)                              8.19            7.86             0.33            4.20
Rev per segment $ (k)                         116.74          108.83             7.91            7.27

N/M - Not Meaningful
See footnotes (a) through (k) on pages 14 - 16.

Scheduled service revenues in 1997 decreased 3.8% to $371.8 million from $386.5 million in 1996. Scheduled service revenues comprised 47.5% of consolidated revenues in 1997, as compared to 51.5% of consolidated revenues in 1996.

The Company added scheduled service capacity during the second and third quarters of 1996 which primarily included expanded direct and connecting frequencies through the Company's four major gateways of Chicago-Midway, Indianapolis, Milwaukee and Boston to west coast and Florida markets already being served. New seasonal scheduled service was also introduced in the second and third quarters of 1996 from New York to Shannon and Dublin, Ireland, and Belfast, Northern Ireland, and from the midwest to Seattle. New year-round service also commenced to San Diego, California, in the second quarter of 1996.

The introduction of this new capacity coincided closely, however, with the May 11, 1996, ValuJet accident in Florida, and the resulting persistent negative media attention directed toward airline safety, especially toward low-fare airlines. On May 12, the Company experienced a cabin decompression incident on one of its own flights which, although it resulted in no serious injury to crew or passengers, nevertheless attracted additional negative media attention occurring as it did one day after the ValuJet tragedy. As a consequence, during the second and third quarters of 1996, the Company estimates that it lost significant scheduled service revenues from both canceled reservations and reservations which were never received. An analysis by the Company in the third quarter of 1996 of the profitability of its scheduled service and commercial and military charter service business units disclosed that a number of scheduled service markets then being served by the Company had become unprofitable at that point in time.

As a result of this analysis, in August 1996 the Company announced a significant restructuring of scheduled service operations. The Company eliminated its Boston and intra-Florida scheduled service operations and also exited, or reduced in frequency, certain markets served from Chicago-Midway, Indianapolis and Milwaukee. In conjunction with this restructuring, the Company completed a 15% reduction in its employee and contract work forces by the end of 1996.

In addition, the Company re-evaluated the relative economic performance of its three aircraft fleet types in the context of the restructured markets to be served by the Company and optimized the type and number of aircraft through a fleet restructuring which was completed by the end of 1996. The Company reduced the number of Boeing 757-200 aircraft from 11 units at the end of 1995 to seven units at the end of 1996. The remaining seven Boeing 757-200 aircraft were all powered by Rolls-Royce engines. The Company committed the seven Boeing 757-200s to mission-specific uses in the U.S. military and scheduled service business units.

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

As a result of the 1996 restructuring, scheduled service profitability was substantially improved in 1997 as compared to 1996. Profitability was enhanced through a combination of significantly higher load factors and yields between periods, even though total revenues in scheduled service declined between years. The Company believes that profitability was enhanced in this business unit through the selective elimination of flights which had previously produced below-average load factors and yield, and that the elimination of intra-Florida flying in particular was a prominent factor in this improvement. Profitability was further enhanced in certain scheduled service markets through the reassignment of aircraft fleet types to provide better balance within markets between revenues, costs and aircraft operational capabilities.

Scheduled service profitability improvement in 1997 was accomplished in spite of what would normally have been a demand-dampening effect from the re-introduction of the U.S. departure and 10% federal excise taxes on tickets on March 7, 1997, which had expired on January 1, 1997. In August 1997, federal legislation was enacted which extends these taxes until 2007. The U.S. departure tax for international destinations was increased from $6 to $12 per passenger, and a new U.S. arrivals tax of $12 per passenger was added for passengers arriving into the United States from international cities. Effective October 1, 1997, the new tax law also changed the method of computation of the federal excise tax from a standard 10% of ticket sale value to a declining percentage of ticket sale value (ranging from 9.0% to 7.5%), plus an increasing inflation-indexed charge per passenger segment flown (ranging from $1 to $3). The Company does not currently believe that the change in federal excise tax computation has placed it at either a significant pricing advantage or disadvantage as compared to the previous computation method. The Company does believe that certain of its low-fare competitors may be disadvantaged by the new computation method due to their lower average segment fares and higher average intermediate stops as compared to the Company in similar markets.

The Company began new service in June 1997, between New York's John F. Kennedy International Airport and Chicago-Midway, Indianapolis and St. Petersburg, and also added several frequencies between the midwest and the west coast for the summer season. New York service to Chicago-Midway and St. Petersburg was retained for the 1997-98 winter season.

Commercial Charter Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter flying operations of the Company.


                                   Twelve Months Ended December 31,
                                 1997        1996       Inc (Dec)    % Inc (Dec)
Departures (b)                  10,589       10,920        (331)        (3.03)
Block Hours (c)                 36,836       38,154      (1,318)        (3.45)
RPMs (000s) (d)              3,373,840    3,470,450     (96,610)        (2.78)
ASMs (000s) (e)              4,169,102    4,363,220    (194,118)        (4.45)
Passengers Enplaned (g)      1,840,056    1,854,262     (14,206)        (0.77)
Revenue (000s)                $228,062     $226,400       $1,662          0.73
RASM in cents (h)                 5.47         5.19         0.28          5.39

See footnotes (b) through (h) on pages 14 and 15 .

Military/Government Charter Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the military flight business of the Company.


                           Twelve Months Ended December 31,
                                 1997        1996       Inc (Dec)    % Inc (Dec)
Departures (b)                   4,860        3,414        1,446        42.36
Block Hours (c)                 18,704       12,294        6,410        52.14
RPMs (000s) (d)              1,044,317      665,494      378,823        56.92
ASMs (000s) (e)              2,165,169    1,442,113      723,056        50.14
Passengers Enplaned (g)        265,862      185,575       80,287        43.26
Revenue (000s)                $131,115      $84,200      $46,915        55.72
RASM in cents (h)                 6.06         5.84         0.22         3.77


See footnotes (b) through (h) on pages 14 and 15.

The U.S. military business grew at a faster year-over-year rate than any other business unit of the Company during 1997. As a result of the restructuring of scheduled service and the reconfiguration of the Company's fleet in 1996, the Company committed four of its seven remaining Boeing 757-200 aircraft to the U.S. military for the contract year ending September 30, 1997. As a result of an analysis undertaken during 1996, the Company was also successful in more accurately documenting the actual costs associated with military flying and was therefore able to obtain rate increases for the contract year ending September 30, 1997. The Company obtained additional rate increases for the contract year ending September 30, 1998.

Ground Package Revenues. In 1997 and 1996, ground package revenues were un-changed at $22.3 million.

In 1997, total Ambassadair packages sold increased 9.4% over 1996, and the average revenue earned for each ground package sold increased 8.2% between periods.

During 1997, the number of ATA Vacations ground packages sold increased 0.5% as compared to 1996. Lack of growth in the number of ground packages sold between periods was mainly due to the reduction of the Company's scheduled service operations between years. During 1997, the average revenue earned for each ground package sold decreased 15.8% as compared to 1996.

Other Revenues. Other revenues decreased 5.1% to $29.9 million in 1997, as compared to $31.5 million in 1996, primarily due to a reduction in revenues earned between periods by providing substitute service to other airlines, partially offset by increases in other miscellaneous revenue categories.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits expense in 1997 in-creased 5.2% to $172.5 million from $164.0 million in 1996.

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

The cost of salaries and wages earned by cockpit crew members and related flight operations support staff in 1997 was approximately $5.8 million higher than in 1996. These cost increases were incurred even though jet block hours flown by cockpit crew members declined by 6.4% between periods. This increase in the unit cost of cockpit crews was attributable to the following significant factors: (i) the implementation of the cockpit crew collective bargaining agreement in August 1996, under which a 7.5% rate increase became effective; (ii) crew utilization for U.S. military flying was significantly lower than for scheduled service and tour operator flying, and U.S. military block hours increased as a percentage of total block hours to 14.5% in 1997, as compared to 8.9% in 1996; (iii) cockpit crew shortages during the first three quarters of 1997 resulted in the need to increase premium pay to cockpit crew members in order to adequately staff the spring and summer flying schedule; and (iv) cockpit crew productivity was reduced by the fleet restructuring completed during 1996, which increased the percentage of jet block hours flown by three-crew-member aircraft (Lockheed L-1011 and Boeing 727-200) to 78.9% in 1997, as compared to 70.6% in 1996.

The salaries, wages and benefits cost for other employee groups declined by $0.8 million in 1997 as compared to 1996. These costs declined partially as a result of the decline in equivalent full-time employment between periods. Total equivalent full-time employment declined by 7.7% between years, although equivalent full-time employment in the fourth quarter of 1997 was 10.0% higher than in the fourth quarter of 1996. The increase in employment in late 1997 was primarily due to the addition of cockpit and cabin crews and reservations agents to adequately staff expected growth in flying capacity in 1998 compared to the fourth quarter of 1996 when the Company had just completed significant staff reductions.

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

During 1997, the Company's average cost per gallon of fuel consumed decreased by 1.8% as compared to 1996, which resulted in a decrease in fuel and oil expense of approximately $2.9 million between years. Also, during the last three quarters of 1997, the Company incurred approximately $1.0 million in fuel and oil expense to operate the Jetstream 31 aircraft under its agreement with Chicago Express, which was not in effect in the last three quarters of 1996.

Fuel and oil expense increased 0.8% to 1.22 cents per ASM in 1997, as compared to 1.21 cents per ASM in 1996.

Depreciation and Amortization. Depreciation and amortization expense increased 1.3% to $62.5 million in 1997, as compared to $61.7 million in 1996.

Depreciation expense attributable to owned airframes and engines decreased $0.4 million in 1997 as compared to 1996. The Company reduced its year-over-year investment in engines and airframe improvements due to the reconfiguration of the Boeing 757-200 fleet in the fourth quarter of 1996. As a result of the net reduction of four Boeing 757-200 aircraft at the end of 1996, as compared to the end of 1995, and the complete elimination of Pratt & Whitney-powered Boeing 757-200s from the fleet, some airframe and leasehold improvements were disposed of, and all spare Pratt & Whitney engines and rotable parts were reclassified as Assets Held for Sale in the accompanying balance sheet. None of these assets, therefore, gave rise to depreciation expense in 1997. The Company did increase its investment in computer equipment and furniture and fixtures between years; placed the west bay of the renovated Midway Hangar No. 2 into service in mid-1996; and incurred increased debt issue costs between years relating to debt facility and senior unsecured notes issued, as well as aircraft lease negotiations completed primarily in the fourth quarter of 1996. These changes, together with increased costs pertaining to remaining rotable components and the provision for obsolescence of aircraft parts inventories, resulted in an increase in depreciation expense of $0.8 million in 1997 as compared to 1996.

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

Handling, Landing and Navigation Fees. Handling, landing and navigation fees decreased by 1.0% to $69.4 million in 1997, as compared to $70.1 million in 1996. Due to the restructuring of scheduled service in the fourth quarter of 1996, the absolute number of system-wide jet departures between 1997 and 1996 declined by 14.9% to 39,517 from 46,416, which resulted in approximately $7.4 million in volume-related handling and landing expense reductions between periods. This volume-related decline was partially offset, however, by an approximately $4.8 million price-related handling and landing expense increase between periods attributable primarily to a change in jet departure mix. As a result of the reduction in the Company's narrow-body Boeing 757-200 fleet and the shift of revenue production towards charter operations, the Company's jet departures in 1997 included proportionately more international and wide-body operations than in 1996. In 1997, 21.1% of the Company's jet departures were operated with wide-body aircraft, as compared to 19.4% in 1996, and 22.4% of the Company's 1997 jet departures were from international locations, as compared to 18.9% in the prior year.

The cost per ASM for handling,  landing and  navigation  fees  increased 3.8% to
0.55 cents in 1997, from 0.53 cents in 1996.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense decreased 6.7% to $51.5 million in 1997, as compared to $55.2 million in 1996. The cost per ASM decreased by 2.4% to 0.41 cents in 1997, as compared to 0.42 cents in the prior year.

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

The cost of expendable parts consumed increased $1.9 million in 1997, as compared to 1996. The increase in the cost of expendable parts consumed was closely related to the Company's light airframe maintenance check programs for its fleet, which resulted in several more light airframe checks being completed in 1997 than in the previous year.

The cost of maintenance contract labor increased by $2.3 million in 1997, as compared to 1996. As explained above under "Salaries, Wages and Benefits," the Company increased its utilization of maintenance contract labor in 1997 to compensate for some employment shortages of airframe and powerplant mechanics and engineers.

The cost of parts loans and exchanges was $1.3 million lower in 1997, as compared to 1996, due to improved internal procedures to limit the need for such loans and exchanges.

Return condition expenses accrued in 1997 were $1.8 million lower than in 1996, primarily due to the negotiation of new terms and conditions for several aircraft leases during 1997, which eliminated return condition obligations which had existed prior to those negotiations.

Aircraft Rentals. Aircraft rentals expense for 1997 decreased 16.8% to $54.4 million in 1997 from $65.4 million in 1996. This decrease was primarily attributable to the reconfiguration of the Company's Boeing 757-200 fleet in the fourth quarter of 1996, as a result of which the number of Boeing 757-200 aircraft operated by the Company was reduced by four units. The reduction in the size of the Boeing 757-200 fleet was an integral component of the Company's 1996 restructuring of scheduled service based upon profitability analysis which disclosed that, for some uses of the Boeing 757-200 in the Company's markets, it was more profitable to substitute other aircraft with lower ownership costs. Aircraft rentals expense declined by $14.4 million between 1997 and 1996 as a result of the Boeing 757-200 fleet restructuring.

Four additional Boeing 727-200 aircraft were acquired and financed by sale/leasebacks at various times during the first three quarters of 1996, while one Boeing 727-200 aircraft previously on an operating lease was purchased during the second quarter of 1996 and was subsequently sold and leased back in September 1997. The net increase in leased Boeing 727-200 aircraft between years, together with the incorporation of hushkits into new sale/leasebacks of several Boeing 727-200 aircraft between periods, added approximately $3.2 million in aircraft rentals expense between 1997 and 1996.

Aircraft rentals expense for 1997 was 0.43 cents per ASM, a decrease of 12.2% from 0.49 cents per ASM in 1996. The period-to-period decrease in the size of the Boeing 757-200 fleet was a significant factor in this change since the rental cost of ASMs produced by this fleet type was significantly higher than for the Company's other aircraft.

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

Commissions. Commissions expense decreased 2.2% to $26.1 million in 1997, as compared to $26.7 million in 1996. Scheduled service commissions expense declined by $2.2 million between periods, primarily as a result of the decline in total scheduled service revenues earned, and also partly as a result of an industry-wide reduction in the standard travel agency commission rate from 10% to 8% during October 1997. Military and commercial charter commissions expense increased by $1.9 million and $0.1 million, respectively, due to the increased level of commissionable revenues earned in those business units in 1997, as compared to 1996.

The cost per ASM of commissions expense increased by 5.0% to 0.21 cents in 1997, as compared to 0.20 cents in 1996.

Other Selling Expenses. Other selling expenses decreased 11.9% to $15.5 million in 1997, as compared to $17.6 million in 1996.

CRS fees decreased $1.3 million in 1997, as compared to 1996 due to both a 7.7% decrease in total CRS bookings made for the smaller scheduled service business unit between periods, and due to a 14.4% reduction in the average cost of each CRS booking made between years. Toll-free telephone costs decreased $0.7 million between periods due to less usage and lower rates.

Other selling cost per ASM decreased  7.7% to 0.12 cents in 1997, as compared to
0.13 cents in the previous year.

Ground Package Cost. Ground package cost increased 5.5% to $19.2 million in 1997, as compared to $18.2 million in 1996. The increase in cost between periods was primarily due to a 9.4% increase in the number of Ambassadair ground packages sold. There was no material change in the average cost of ground packages sold between years.

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

Facilities and Other Rentals. The cost of facility and other rentals decreased 10.4% to $8.6 million in 1997, as compared to $9.6 million in 1996. There were some changes in specific facilities utilized by the Company between periods, such as the addition of hangar space at Chicago-Midway and the elimination of airport facilities at Boston. The Company also reduced total facility expense between years through the sublease of excess facilities to third parties.

The cost per ASM for facility and other rentals was unchanged between periods at
0.07 cents.

Other Operating Expenses. Other operating expenses increased 0.9% to $54.3 million in 1997, as compared to $53.8 million in 1996. Other operating expenses which experienced significant increases between years included (i) the cost of the Chicago Express Agreement; and (ii) the cost of property and sales taxes. Other operating expenses which experienced significant decreases between periods included (i) the cost of insurance; (ii) the cost of data and voice communications; and (iii) the cost of professional consulting fees. Several other categories of other operating expenses were lower in 1997 than in 1996, primarily due to the smaller size of the airline between periods.

Other operating cost per ASM increased 4.9% to 0.43 cents in 1997, as compared to 0.41 cents in 1996.

Interest Income and Expense. Interest expense in 1997 increased 111.1% to $9.5 million, as compared to $4.5 million in 1996. The increase in interest expense between periods was primarily due to the change in the Company's capital structure from (i) the offering of the 10 1/2 % notes, and (ii) the implementation of the credit facility. During 1997, the weighted average borrowings were approximately $117.2 million, as compared to $86.1 million in 1996. The weighted average effective interest rate applicable to the Company's borrowings in 1997 was 8.06%, as compared to 5.18% in 1996. The increase in the weighted average effective interest rates between years was primarily due to the 10.5% interest rate applicable to the unsecured notes, which was higher than the average interest rates applicable to borrowings under the former credit facility.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.6 million in interest income in 1997, an increase of 166.7% over interest income of $0.6 million earned in 1996.

Income Tax Expense. In 1997, the Company recorded $4.5 million in income tax expense applicable to the income before income taxes for that year, while in 1996 income tax credits of $12.9 million were recognized pertaining to the loss before income taxes for that year of $39.6 million. The effective tax rate applicable to 1997 was 73.9%, while the effective tax rate applicable to 1996 was 32.6%.

Income tax expense and credits in both periods were affected by the non-deductibility for federal income tax purposes of 50% of amounts paid for crew per diem. The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes becomes more pronounced in cases where before-tax income or loss approaches zero, which was a significant cause for the unusually high effective tax rate in 1997.

Income tax expense and the effective tax rate for 1997 were also significantly affected by the one-time $2.0 million charge to salaries, wages and benefits in the second quarter of 1997 for the executive compensation package provided to the Company's former President and Chief Executive Officer. Of the total compensation paid to this former executive of the Company in 1997, approximately $1.7 million was non-deductible against the Company's federal taxable income.

Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. As described further below, in the third quarter of 1997 and the fourth quarter of 1998, the Company completed several separate financings designed to lengthen the maturity of its long-term debt and diversify its credit sources, including the issuance of $225.0 million total in two series of unsecured notes, and the renegotiation of a revolving credit facility that had an extended maturity, lower interest rate and less restrictive covenants than the former credit facility.

In 1998, 1997 and 1996, net cash provided by operating activities was $151.8 million, $99.9 million and $32.2 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings and related deferred income taxes, higher depreciation and amortization, growth in air traffic liabilities, higher accrued expenses and other factors.

Net cash used in investing activities was $142.4 million, $76.1 million and $63.2 million, respectively, in 1998, 1997 and 1996. Such amounts primarily included capital expenditures totaling $175.4 million, $84.2 million and $69.9 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled for future delivery.

Net cash used in financing activities was $59.3 million, $6.9 million and $11.6 million, respectively, for 1998, 1997 and 1996. Financing activities in the 1998 period included proceeds of $125.0 million from the sale of unsecured notes, offset by $71.5 million in credit facility and other debt repayments. In 1997, proceeds of $100.0 million were recorded from the sale of unsecured notes, which was applied primarily to the repayment of other long-term debt.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 10 total aircraft to be delivered between 1995 and 2000. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 21 RB211-535E4 engines to power the ten Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. The Company accepted delivery of the first seven aircraft under these agreements in September and December 1995, November and December 1996, November 1997, July 1998 and December 1998, all of which were financed under leases accounted for as operating leases. The aggregate purchase price under these two agreements for the remaining three aircraft is approximately $50.0 million per aircraft, subject to escalation. The final three deliveries are scheduled for September 1999, October 1999 and June 2000. Advanced payments totaling approximately $19.5 million ($6.5 million per aircraft) are required prior to delivery of the three remaining aircraft, with the remaining purchase price payable at delivery. As of December 31, 1998, 1997 and 1996, the Company had recorded fixed asset additions for $13.0 million, $6.0 million and $2.7 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining three deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998 the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4-02 engines. The Company accepted delivery of the first two aircraft under this purchase agreement in 1998 and expects to accept delivery of the remaining three in 1999. Upon delivery of each aircraft, the Company intends to complete certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach seating configuration of 307 seats. Such modifications are expected to require approximately 90 days from date of delivery of the unmodified aircraft from the seller. The modified aircraft are expected to be placed into revenue service during 1999, operating primarily in the commercial and military/government charter businesses. The Company expects that the total cost of the five modified aircraft, together with spare engines and spare parts, will be approximately $100.0 million. The Company has financed this purchase primarily through the issuance of unsecured notes in December 1998.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note. The note required monthly payments of $400,000 in principal and interest from October 15, 1997, through September 1999, with the balance due at maturity. The Company re-financed this aircraft through a sale/leaseback transaction in December 1998, at which time the note was repaid in full. The new lease expires in December 1999, at which time the aircraft will be returned to the lessor, unless the lessor exercises its right to leave the aircraft with the Company for up to two additional years at a reduced rental amount.

In the fourth quarter of 1997, the Company purchased a Boeing 727-200 aircraft which had been previously financed by the Company through a lease accounted for as an operating lease, financing this purchase through the issuance of a short-term note and a payment of cash. This note was repaid in the first quarter of 1998. The Company then issued a long-term note (secured by this aircraft) in September 1998 for $6.0 million, which required repayment of $1.0 million in October 1998 and $100,000 per month in principal and interest from November 1998 through October 2002, with the balance due in November 2002. This note was repaid in December 1998.

In the second and third quarters of 1998, the Company purchased and improved one Lockheed L-1011-100 aircraft, which was placed into service in late July 1998.

Financings in 1997. On July 24, 1997, the Company sold $100.0 million principal amount of unsecured seven-year notes in a private offering under Rule 144A. The Company subsequently completed an exchange offer to holders of the unsecured seven-year notes in January 1998, under which offer those notes issued in the original private offering could be tendered in exchange for fully registered notes of equal value.

The net proceeds of the unsecured notes were approximately $96.9 million, after deduction of costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and will use the balance of the proceeds for general corporate purposes, which may include the purchase of additional aircraft and/or the refinancing of existing leased aircraft, among other things.

Concurrently with the issuance of the unsecured notes, on July 24, 1997, the Company entered into a new $50.0 million revolving credit facility that included up to $25.0 million for stand-by letters of credit. ATA was the borrower under the new credit facility, which was guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the new facility was scheduled to mature on April 1, 2001, and borrowings were secured by certain Lockheed L-1011 aircraft and engines.

As of December 31, 1997, the Company had borrowed the maximum amount then available against its existing credit facility, of which $34.0 million was repaid on January 2, 1998. There were no borrowings against the credit facility at December 31, 1998.

The Company also maintained a $5.0 million revolving credit facility for its short-term borrowing needs and for securing the issuance of letters of credit. Borrowings against this credit facility bore interest at the lender's prime rate plus 0.25% per annum. There were no borrowings against this facility as of December 31, 1998 and 1997; however, the Company did have outstanding letters of credit secured by this facility aggregating $3.8 million and $3.5 million, respectively. No amounts had been drawn against letters of credit at December 31, 1998 or 1997. This separate revolving credit facility was eliminated in association with the implementation of the 1999 credit facility described below.

Financings in 1998 and 1999. In December 1998, the Company sold $125.0 million principal amount of unsecured senior notes in a public offering. Interest is payable on June 15 and December 15 of each year beginning June 15, 1999.

The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million, after deducting costs and fees of issuance. The Company plans to use the net proceeds for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, together with available cash and bank facility borrowings, for the purchase of Boeing 727-200 ADV aircraft, engines, engine hushkits and spare parts.

In January 1999, the Company revised the revolving credit facility to provide a maximum of $75.0 million, including up to $25.0 million for stand-by letters of credit. The terms and conditions remained the same as the July 1997 facility, except that the 1999 facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. The 1999 facility is subject to the same restrictive covenants as the prior facility, except that the 1999 facility limits certain non-aircraft-related capital expenditures to $15.0 million, rather than the $10.0 million limitation in the prior revolving credit facility.

Aircraft Purchase Commitments and Options. The Company has signed purchase agreements to acquire 16 Boeing 727-200ADV aircraft at agreed prices. Fourteen of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased in 1999, depending upon the exercise of lease extension options available to the current lessee. The Company currently intends to install engine hushkits on 8 of the Boeing 727-200 aircraft currently operated by the Company in order to meet federal Stage 3 noise regulations for its fleet by December 31, 1999.

Year 2000

Until recently many computer programs were written to store only two digits of year-related date information in order to make the storage and manipulation of such data more efficient. Programs which use two-digit date fields, however, may not be able to distinguish between such years as 1900 and 2000. In some circumstances, this date limitation could result in system failures or miscalculations, potentially causing disruptions of business processes or system operations. The date field limitation is frequently referred to as the "Year 2000 Problem."

State of Readiness. In the fourth quarter of 1997, the Company initiated a Year 2000 Project to address this issue. During the first quarter of 1998, the Company inventoried its internal computer systems, facilities infrastructure, aircraft components and other hardware, and completed a Year 2000 risk assessment for these items.

During the course of its inventory, the Company identified approximately 693 separate computer infrastructure components which are used to support various aspects of its world-wide operations. Such components include software packages (both purchased and internally developed), operating systems for computers, computer hardware and peripheral devices, local and wide-area communications networks, aircraft computers and components, and a variety of other items of technology infrastructure including those associated with the operation of properties and facilities. The Company then classified each of these components using an internal scale to designate the seriousness and immediacy of impact to the Company, should the component fail due to lack of compliance with Year 2000 standards.

The Company's Year 2000 Project involves the completion of five specific phases of work. The first, or awareness phase (now 100% complete), includes the creation of a Year 2000 Project team, development of written standards and processes for the Year 2000 Project, communications to Company employees about the Year 2000 Problem and the Company's approach to addressing it, creation of Year 2000 compliance standards for newly acquired technology components, and written standards and procedures for Year 2000 Project status reporting.

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

The third phase is renovation (now 58% complete), which includes the conversion, replacement or elimination of selected hardware platforms and devices, operating systems, databases, purchased software, utilities, and internal and external interfaces. Renovation requires the completion and documentation of software and hardware changes, development of replacement systems, and decommissioning systems to be eliminated. Renovation also includes the completion and documentation of unit testing, and the creation of a final test plan for system, integration and stress testing of all changes. Contingency plans will also be updated and completed, based upon completion of renovation efforts and unit test results.

The fourth phase is validation (now 39% complete), which includes user acceptance testing of all new or renovated components. Such testing is expected to validate Year 2000 operational readiness of the individual components, up to but not including testing of the integration of those components with other components sharing common interfaces or other interdependencies.

The fifth phase is implementation (now 31% complete), which includes integration testing of individual components as to interfaces and interdependencies with other components or elements of the Company's technology infrastructure.

With respect to the 693 computer infrastructure components, the Company has prepared approximately 120 individual project plans with tasks and milestones which define the work to be done to complete the five phases of Year 2000 readiness. A total of 37 plans are now complete. A total of 66 plans are currently in progress and are substantially on schedule for future completion. The remaining 17 plans have not yet commenced, but the Company expects to complete them prior to the end of 1999. Of the total hours of work included in the Company's 120 project plans, approximately 45% of such work is now complete.

The Company is dependent upon a large number of third-party vendors and suppliers who provide essential goods and services to the Company throughout the world. In order to insure that essential goods and services are supplied to the Company without interruptions caused by the Year 2000 Problem, the Company has undertaken a "vendor Year 2000 readiness" project.

Some third-party vendor relationships are very significant to the Company. The loss of access to some goods and services provided by some vendors, such as tour operator and airline reservation systems, could have severe consequences on the Company's business operations.

Under the Company's vendor readiness plan, significant Company vendors have been grouped according to the expected safety, operations or financial impacts from a loss of access to essential goods or services due to the vendor failing to become Year 2000 compliant, and the expected time and effort which would be required to replace the non-compliant vendor with a compliant vendor. Under this classification system, the Company has identified 641 "tier 3" vendors whose lack of Year 2000 compliance and the resulting loss of essential goods and services could create immediate and severe safety, operations or financial impact to the Company, with replacement of such vendors taking considerable time and effort. The Company has further classified 395 vendors as "tier 2" vendors, which could pose significant safety, operations or financial impacts to the Company should they be non-Year-2000 compliant, but which impacts would not be immediate and for which only moderate time and effort would be required to locate compliant replacement vendors. All remaining significant vendors have been classified as "tier 1" vendors (totaling over 2,000), none of which would pose a significant safety, operations or financial impact in the event of non-compliance with Year 2000 standards, and all of which could easily be replaced with alternative vendors.

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

Under the direction of the Air Transport Association Year 2000 Committee, a separate evaluation of aviation-related federal agencies is also in progress. This evaluation includes the Year 2000 readiness of the Federal Aviation Administration, particularly with respect to the operation of the domestic air traffic control system; the Department of Transportation; the Immigration and Naturalization Service; and the National Weather Service. Based upon representations made by such federal agencies, they expect to be able to provide uninterrupted services to the air transportation industry, including the Company, during the year 2000. Efforts of the Air Transport Association Year 2000 Committee are directed toward completing an independent verification of readiness of these agencies, which is still incomplete at this time.

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting Year 2000 standards, including computer and facilities infrastructure, vendor readiness, aircraft and airports, will be approximately $7.0 million. Such estimated cost includes approximately $2.5 million in capital expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as approximately $4.5 million in labor and related expenses to perform all Year 2000 Project work to insure the readiness of remaining computer devices for operation after 1999. Approximately $3.6 million of this estimated cost has been incurred as of January 31, 1999, with the remaining $3.4 million to be incurred by the end of 1999. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all Year 2000 activities as testing and implementation proceeds through the end of 1999.

Year 2000 Risks and Contingency Plans. The Company believes that its computer infrastructure project plans and vendor readiness plan, together with its participation on the Air Transport Association Year 2000 Committee, if successfully completed, will mitigate all significant risks of business and operational disruption arising from non-compliant computer components. Successful completion of this plan is dependent, however, upon the availability to the Company of a wide range of technical skills from both internal and external sources, and is also dependent upon the availability of purchased software and hardware components. The Company cannot be assured that such resources and components can be acquired in the quantities needed, or by the times needed, to successfully complete the Year 2000 project plan, in which case it is possible that the Company could suffer serious disruptions to business processes and operations as a consequence of system failures attributable to the Year 2000 Problem. In addition, the Company cannot be assured that domestic and foreign air transportation infrastructure, such as airports and air traffic control systems, will be fully compliant with Year 2000 requirements by the end of 1999.

The Company has developed a number of high-level contingency plans addressing how it would respond to specific Year 2000 issues arising from non-compliant computer infrastructure components, vendors and government agencies. Such contingency plans will be broadened and formalized as more advanced phases of the Company's Year 2000 Project are completed and risks in individual areas are more thoroughly assessed and alternative approaches to existing systems and components are identified. Contingency plans include such strategies as securing alternative vendors and adding staff to implement manual workarounds, where feasible.

Future Accounting Changes

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This accounting standard, which is effective for fiscal years beginning after December 15, 1998, specifically defines the criteria under which costs incurred in connection with internal-use computer software projects are to be treated as a current period expense or to be capitalized. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expenses as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new statement's provisions and has not yet determined either the date on which it will adopt SFAS No. 133 or the impact of adoption on the results of operations or financial position.

Forward-Looking Information

Information contained within "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Therefore, where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished as there are many risks associated with business, the airline industry and the Company specifically that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including commodity price risk resulting from aircraft fuel price fluctuations and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. See the notes to consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1998, aircraft fuel accounted for approximately 16.3% of the Company's operating expenses. Based on the Company's 1999 projected fuel consumption, a one cent change in the average annual price per gallon of aircraft fuel would impact the Company's annual aircraft fuel expense by approximately $2.0 million, after the effect of hedging instruments and contractual fuel reimbursement guarantees in place as of December 31, 1998.

In order to reduce the short-term risk associated with fuel price increases, the Company has entered into certain fuel swap contracts and fuel cap agreements. The Company's short-term risk is also mitigated by contractual fuel price guarantees contained in the military charter contracts, which enable the Company to pass through increases in fuel cost. Both the Company's fuel hedging strategy and military fuel guarantees could result in the Company not fully benefiting from certain fuel price declines. As of December 31, 1998, the Company had hedged or guaranteed as part of projected military activity, approximately 22.6% of its projected 1999 fuel requirements, including 52.5% of the first quarter and 17.8% of the second quarter.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. The Company has approximately $75.0 million of variable-rate debt available through a revolving credit facility. In 1999, the Company does not project to incur significant borrowings under the facility, so the risk of exposure to market interest rate fluctuations is not significant.

As of December 31, 1998, the Company had fixed-rate debt with a carrying value of $225.0 million. Based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments, the fair value of the fixed-rate debt is estimated at approximately $229.0 million. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates was approximately $14.5 million as of December 31, 1998.

If 1999 average short-term interest rates decreased by 1.0% over 1998 average rates, the Company's projected interest income from short-term investments would decrease by approximately $0.9 million during 1999.

Item 8.    Financial Statements and Supplementary Data


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



/S/ERNST & YOUNG LLP
Indianapolis, Indiana
January 26, 1999


                                     AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)

                                                                         December 31,         December 31,
                                                                             1998                1997
                                                                      ----------------------------------
                              ASSETS
Current assets:
     Cash and cash equivalents                                      $       172,936    $        104,196
     Receivables, net of allowance for doubtful accounts
     (1998 - $1,163; 1997 - $1,682)                                          24,921              23,266
     Inventories,  net                                                       19,567              14,488
     Prepaid expenses and other current assets                               25,604              20,892
                                                                   -----------------   -----------------
Total current assets                                                        243,028             162,842

Property and equipment:
     Flight equipment                                                       557,302             463,576
     Facilities and ground equipment                                         68,848              54,933
                                                                   -----------------   -----------------
                                                                            626,150             518,509
     Accumulated depreciation                                             (296,818)           (250,828)
                                                                   -----------------   -----------------
                                                                            329,332             267,681

Assets held for sale                                                          7,176               8,691
Deposits and other assets                                                    15,013              11,643
                                                                   -----------------   -----------------

Total assets                                                        $       594,549    $        450,857
                                                                   =================   =================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                           $         1,476    $          8,975
     Accounts payable                                                         7,158              10,511
     Air traffic liabilities                                                 76,662              68,554
     Accrued expenses                                                        98,548              80,312
                                                                   -----------------   -----------------
Total current liabilities                                                   183,844             168,352

Long-term debt, less current maturities                                     245,195             182,829
Deferred income taxes                                                        52,620              31,460
Other deferred items                                                         10,139              11,226

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                   -                   -
     Common stock, without par value;  authorized 30,000,000
shares;
         issued 12,374,577 - 1998; 11,829,230 - 1997                         47,632              38,760
     Treasury stock;  193,506 shares - 1998; 185,000 shares -               (1,881)             (1,760)
1997
     Additional paid-in-capital                                              11,735              15,340
     Retained earnings                                                       46,331               6,250
     Deferred compensation - ESOP                                           (1,066)             (1,600)
                                                                   -----------------   -----------------

                                                                            102,751              56,990
                                                                   -----------------   -----------------

Total liabilities and shareholders' equity                          $       594,549    $        450,857
                                                                   =================   =================

See accompanying notes.



                                  AMTRAN, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except per share data)

                                                              Year Ended December 31,
                                                       1998             1997             1996
                                                  ------------------------------------------------

Operating revenues:
   Scheduled service                              $     511,254    $     371,762    $     386,488
   Charter                                              344,482          359,177          310,569
   Ground package                                        23,186           22,317           22,302
   Other                                                 40,447           29,937           31,492
                                                  --------------   --------------   --------------
Total operating revenues                                919,369          783,193          750,851
                                                  --------------   --------------   --------------

Operating expenses:
   Salaries, wages and benefits                         211,304          172,499          163,990
   Fuel and oil                                         137,401          153,701          161,226
   Depreciation and amortization                         78,665           62,468           61,661
   Handling, landing and navigation fees                 74,640           69,383           70,122
   Aircraft maintenance, materials and repairs           53,655           51,465           55,175
   Aircraft rentals                                      53,128           54,441           65,427
   Crew and other employee travel                        41,565           36,596           35,855
   Passenger service                                     34,031           32,812           32,745
   Commissions                                           28,483           26,102           26,677
   Other selling expenses                                22,147           15,462           17,563
   Ground package cost                                   19,466           19,230           18,246
   Advertising                                           17,772           12,658           10,320
   Facilities and other rentals                           9,536            8,557            9,625
   Disposal of assets                                         -                -            4,475
   Other                                                 62,203           54,335           53,800
                                                  --------------   --------------   --------------
Total operating expenses                                843,996          769,709          786,907
                                                  --------------   --------------   --------------
Operating income (loss)                                  75,373           13,484         (36,056)
Other income (expense):
  Interest income                                         4,433            1,584              617
  Interest (expense)                                   (12,808)          (9,454)          (4,465)
  Other                                                     212              413              323
                                                  --------------   --------------   --------------
Other expenses                                          (8,163)          (7,457)          (3,525)
                                                  --------------   --------------   --------------

Income (loss) before income taxes                        67,210            6,027         (39,581)
Income taxes (credits)                                   27,129            4,455         (12,907)
                                                  --------------   --------------   --------------
Net income (loss)                                 $      40,081    $       1,572    $    (26,674)
                                                  ==============   ==============   ==============

Basic earnings per common share:
Average shares outstanding                           11,739,106       11,577,727       11,535,425
Net income (loss) per share                       $        3.41    $        0.14    $      (2.31)
                                                  ==============   ==============   ==============

Diluted earnings per common share:
Average shares outstanding                           13,066,222       11,673,330       11,535,425
Net income (loss) per share                       $        3.07    $        0.13    $      (2.31)
                                                  ==============   ==============   ==============

See accompanying notes.



                                                AMTRAN, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Dollars in thousands)

                                                                               Additional                          Deferred
                                                  Common        Treasury         Paid-in         Retained        Compensation
                                                  Stock           Stock          Capital         Earnings            ESOP
                                               --------------  ------------   --------------   --------------    --------------

Balance, December 31, 1995                   $       38,259  $     (1,581)  $        15,821  $        31,352   $       (2,666)

     Net loss                                             -              -                -         (26,674)                 -

     Issuance of common stock for ESOP                    -              -            (173)                -               533

     Restricted stock grants                             32              -              (7)                -                 -

     Stock options exercised                             50              -             (23)                -                 -

     Purchase of 16,000 shares of  treasury               -          (179)                -                -                 -
     stock
                                               -------------   ------------   --------------   --------------    --------------

Balance, December 31, 1996                           38,341        (1,760)           15,618            4,678           (2,133)

     Net income                                           -              -                -            1,572                 -

     Issuance of common stock for ESOP                    -              -            (214)                -               533

     Restricted stock grants                            419              -            (185)                -                 -

     Executive stock options expired                      -              -              121                -                 -
                                               -------------   ------------   --------------   --------------    --------------

Balance, December 31, 1997                           38,760        (1,760)           15,340            6,250           (1,600)

     Net income                                           -              -                -           40,081                 -

     Issuance of common stock for ESOP                    -              -            (257)                -               534

     Restricted stock grants                            147              -             (66)                -                 -

     Stock options exercised                          8,725              -          (4,089)                -                 -

     Purchase of 8,506 shares of  treasury                -          (121)                -                -                 -
     stock

     Disqualifying disposition of stock                   -              -              807                -                 -
                                               -------------   ------------   --------------   --------------    --------------

Balance, December 31, 1998                   $       47,632  $     (1,881)  $        11,735  $        46,331   $       (1,066)
                                               =============   ============   ==============   ==============    ==============


See accompanying notes.



                                       AMTRAN, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)

                                                                        Year Ended December 31,
                                                                 1998              1997              1996
                                                            -------------------------------------------------
Operating activities:

Net  income (loss)                                          $     40,081       $     1,572      $   (26,674)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                                78,665            62,468            61,661
     Deferred income taxes (credits)                              21,160            11,244          (13,246)
     Other non-cash items                                          1,708             (666)            28,185
   Changes in operating assets and liabilities:
      Receivables                                                (1,655)           (3,027)             3,919
      Inventories                                                (4,356)           (1,637)             (948)
      Assets held for sale                                             -             5,356          (14,112)
      Prepaid expenses                                           (4,712)           (6,321)             6,081
      Accounts payable                                           (3,353)           (3,160)             2,519
      Air traffic liabilities                                      8,108            18,655           (6,632)
      Accrued expenses                                            16,166            15,452           (8,582)
                                                            -------------    --------------    --------------
    Net cash provided by operating activities                    151,812            99,936            32,171
                                                            -------------    --------------    --------------

Investing activities:

Proceeds from sales of property and equipment                     37,061             8,005               529
Capital expenditures                                           (175,417)          (84,233)          (69,884)
Reductions of (additions to) other assets                        (3,996)               173             6,194
                                                            -------------    --------------    --------------
   Net cash used in investing activities                       (142,352)          (76,055)          (63,161)
                                                            -------------    --------------    --------------

Financing activities:

Payments on short-term debt                                      (4,750)                 -                 -
Proceeds from long-term debt                                     131,000           134,000            21,390
Payments on long-term debt                                      (71,485)         (127,067)           (9,580)
Proceeds from stock option exercises                               4,636                 -                 -
Purchase of  treasury  stock                                       (121)                 -             (179)
                                                            -------------    --------------    --------------
   Net cash provided by financing activities                      59,280             6,933            11,631
                                                            -------------    --------------    --------------

Increase (decrease) in cash and cash equivalents                  68,740            30,814          (19,359)
Cash and cash equivalents, beginning of period                   104,196            73,382            92,741
                                                            -------------    --------------    --------------
Cash and cash equivalents, end of period                    $    172,936       $   104,196      $     73,382
                                                            =============    ==============    ==============

Supplemental disclosures:

Cash payments for:
   Interest                                                 $     14,685       $     6,197      $      3,823
   Income taxes (refunds)                                          7,897             (311)               515

Financing and investing activities not affecting cash:
   Issuance of long-term debt directly for capital          $          -       $    30,650      $          -
expenditures
   Issuance of short-term debt directly for capital                    -             4,750                 -
expenditures


See accompanying notes.

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

      Basis of Presentation and Business Description

      The consolidated financial statements include the accounts of Amtran, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company operates principally in one business segment through American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 95.0% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger air services.

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

      Inventories

      Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over its estimated useful service life. The obsolescence allowance at December 31, 1998 and 1997, was $8.4 million and $7.6 million, respectively. Inventories are charged to expense when consumed.

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

      Property and Equipment

      Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. Advanced payments for future aircraft purchases are recorded at cost. As of December 31, 1998 and 1997, the Company had made advanced payments for future aircraft deliveries totaling $13.0 million and $6.0 million, respectively. The estimated useful service lives for the principal depreciable asset classifications are as follows:


        Asset                                               Estimated Useful Service Life
        --------------------------------------------------- ------------------------------------------
        Aircraft and related equipment:
                Lockheed L-1011 (Series 50 and 100)         Depreciating to common retirement date of
                                                            December 2004 (see Note 13)
                Boeing 757-200                              20 years
                Boeing 727-200                              11 years
        Major rotable parts, avionics and assemblies        Life of equipment to which applicable
                                                            (Generally ranging from 6 -16 years)
        Improvements to leased flight equipment             Period of benefit or term of lease
        Other property and equipment                        3 - 7 years

      The costs of major airframe and engine overhauls are capitalized and amortized over their estimated useful lives based upon usage (or to earlier fleet common retirement dates) for both owned and leased aircraft.

      The most significant component of the Company's property and equipment is aircraft and related improvements and parts. All aircraft are registered in the United States. The Company therefore considers all property and equipment to be domestic.

      Financial Instruments

      The carrying amounts of cash equivalents, receivables and both variable-rate and fixed-rate debt (see Note 5) approximate fair value. The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements.

      During 1998, the Company began entering into fuel hedge contracts to reduce the risk of fuel price increases. The Company hedges fuel consumption under both swap agreements which establish specific swap prices for designated periods and fuel cap agreements which guarantee a maximum price per gallon for designated periods. When the market fuel price remains below that established in hedge contracts, the Company records the cost of the fuel hedge contract as a component of fuel expense in the period the fuel is consumed.

2.    Cash and Cash Equivalents

      Cash and cash equivalents consist of the following:

                                                                           December 31,
                                                                    1998               1997
                                                                --------------------------------
                                                                         (In thousands)
        Cash                                                        $  7,389          $  25,406
        Commercial paper                                             161,285             34,817
        U.S. Treasury repurchase agreements                            4,262             43,973
                                                                -------------      -------------
                                                                  $  172,936          $ 104,196
                                                                =============      =============

3.    Property and Equipment

      The Company's property and equipment consist of the following:

                                                                               December 31,
                                                                      1998                   1997
                                                                ------------------ ----------------
                                                                              (In thousands)
        Flight equipment, including airframes, engines and
        other                                                          $  557,302         $  463,576

        Less accumulated depreciation                                     258,025            219,590
                                                                ------------------      -------------
                                                                          299,277            243,986
                                                                ------------------      -------------
        Facilities and ground equipment                                    68,848             54,933
        Less accumulated depreciation                                      38,793             31,238
                                                                ------------------      -------------
                                                                           30,055             23,695
                                                                ------------------      -------------
                                                                        $ 329,332          $ 267,681
                                                                ==================      =============

4.    Short-Term Borrowings

      The Company maintains a $5.0 million revolving credit facility available for its short-term borrowing needs and for issuance of letters of credit. The credit facility is available until January 1999 and is collateralized by certain aircraft engines. Borrowings against the facility bear interest at the bank's prime rate plus .25%. There were no borrowings against this credit facility at December 31, 1998 or 1997. At December 31, 1998 and 1997, the Company had outstanding letters of credit aggregating $3.8 million and $3.5 million, respectively, under such facility. This facility was terminated in January 1999.


5.    Long-Term Debt

      Long-term debt consists of the following:

                                                                            December 31,
                                                                           1998            1997
                                                                        ------------  ------------
                                                                              (In thousands)

       Unsecured Senior Notes, fixed rate of 9.625% payable on             $125,000      $   -
       December 15, 2005

       Unsecured Senior Notes, fixed rate of 10.5% payable on               100,000       100,000
       August 1, 2004

       Other                                                                 21,671        91,804
                                                                      -------------   ------------
                                                                            246,671       191,804
       Less current maturities                                                1,476         8,975
                                                                      -------------   ------------
                                                                           $245,195      $182,829
                                                                      ==============  ============

      In December 1998, the Company sold $125.0 million principal amount of unsecured senior notes. Interest is payable on June 15 and December 15 of each year beginning June 15, 1999. The Company may redeem the notes, in whole or in part, at any time on or after June 15, 2003, initially at 104.81% of their principal amount plus accrued interest, declining to 102.41% of their principal amount plus accrued interest on June 15, 2004, then to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to June 15, 2001, the Company may redeem up to 35.0% of the principal amount of the notes with the proceeds of one or more sales of its common stock, at a redemption price of 109.625% of their principal amount plus accrued interest, provided that at least $81.25 million aggregate principal amount of the notes remains outstanding after such redemption.

      The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million, after deducting costs and fees of issuance. The Company plans to use the net proceeds for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, together with available cash and bank facility borrowings, for the purchase of Boeing 727-200 ADV aircraft, engines, engine hushkits and spare parts.

      In July 1997, the Company sold $100.0 million principal amount of unsecured senior notes. Interest is payable on February 1 and August 1 of each year beginning February 1, 1998. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount plus accrued interest, provided that at least $65.0 million in aggregate principal amount of the notes remains outstanding after such redemption.

      The net proceeds of the $100.0 million unsecured notes were approximately $96.9 million, after deducting costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and used the balance of the proceeds for general corporate purposes.

      The Company's 1998 revolving credit facility provides a maximum of $50.0 million, including up to $25.0 million for stand-by letters of credit. ATA is the borrower under the credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the facility matures on April 1, 2001, and borrowings are secured by certain Lockheed L-1011-50 and L-1011-100 aircraft and engines. The loan-to-value ratio for collateral securing the facility may not exceed 75.0% at any time. Borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.5% to 2.5% or the agent bank's prime rate.

      In January 1999, the Company revised the revolving credit facility to provide a maximum of $75.0 million, including up to $25.0 million for stand-by letters of credit. The terms and conditions remained substantially the same except that the 1999 facility expires January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. The 1999 facility is subject to similar restrictive covenants as the 1998 facility, except that the 1999 facility limits certain non-aircraft related capital expenditures to $15.0 million, rather than the $10.0 million limitation in the 1998 revolving credit facility.

      The notes and credit facilities are subject to restrictive covenants, including, among other things, limitations on: the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; or the creation of liens on or other transactions involving certain assets. In addition, certain covenants require certain financial ratios to be maintained.


      Future maturities of long-term debt are as follows:

                                    December 31, 1998
                                  -----------------------
                                      (In thousands)
          1999                             $       1,476
          2000                                    11,374
          2001                                     1,374
          2002                                     1,193
          2003                                       254
          Thereafter                             231,000
                                  -----------------------
                                           $     246,671
                                  =======================

      Interest   capitalized  in  connection   with  long-term   asset  purchase
      agreements and construction projects was $2.0 million and $0.7 million in 1998 and 1997, respectively.


  6.   Lease Commitments

      At December 31, 1998, the Company had aircraft leases on one Lockheed L-1011-100, 23 Boeing 727-200s and nine Boeing 757-200s. The Lockheed L-1011-100 has an initial term of 60 months which expires in 2003. The Boeing 757-200s have initial lease terms which expire from 1999 through 2017. The Boeing 727-200s have initial lease terms of three to seven years and expire between 1999 and 2003. The Company also leases nine engines for use on the Lockheed L-1011-50s and L-1011-100s, two engines for use on Boeing 727-200s and two engines for use on the Boeing 757-200s. The L-1011-50 and L-1011-100 engine leases expire in 2001, the 727-200 leases expire in June 1999 and the 757-200 leases expire in 2008 and 2011. All aircraft leases are accounted for as operating leases.

      The Company is responsible for all maintenance costs on these aircraft and engines and must meet specified airframe and engine return conditions.

      As of December 31, 1998, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with original lease terms that vary from 1.5 to 33 years and expire at various dates through 2028. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership nor do they contain options to purchase.

      The Company leases its headquarters facility from the City of Indianapolis under a capital lease agreement which expires in 1999. The agreement has two options to extend of three and five years, respectively, and is cancelable with advance notice. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

      Future minimum lease payments at December 31, 1998, for noncancelable operating leases with initial terms of more than one year are as follows:

                                               Facilities
                          Flight               and Ground
                        Equipment              Equipment             Total
                     -----------------   ------------------    ----------------
                                             (In thousands)
        1999             $  63,696             $  7,272            $  70,968
        2000                56,198                5,879               62,077
        2001                46,149                4,046               50,195
        2002                40,009                3,805               43,814
        2003                32,646                2,904               35,550
        Thereafter         307,030               19,827              326,857
                     -----------------    -----------------     ----------------
                         $ 545,728              $43,733              $589,461
                     =================    =================     ================


      Rental expense for all operating leases in 1998, 1997 and 1996 was $62.7 million, $63.0 million and $75.0 million, respectively.

7.    Income Taxes

      The provision for income tax expense (credit) consisted of the following:

                                                    December 31,
                                        1998             1997            1996
                                    -------------   --------------   -----------
                                                    (In thousands)
        Federal:
         Current                      $  6,403         $    173       $       -
         Deferred                       18,102            3,706         (11,798)
                                    -------------    -------------   -----------
                                        24,505            3,879         (11,798)
        State:
         Current                           686              163             161
         Deferred                        1,938              413          (1,270)
                                    -------------    -------------   -----------
                                         2,624              576          (1,109)
                                    -------------    -------------   -----------
        Income tax expense (credit)    $27,129          $ 4,455        $(12,907)
                                    =============    =============   ===========

      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:


                                                                                     December 31,
                                                                          1998          1997             1996
                                                                       ---------   -------------     -----------
                                                                                   (In thousands)

        Federal income taxes (credit) at statutory rate                 $23,523       $ 2,049         $(13,457)

        State income taxes (credit), net of federal benefit               1,711           367             (732)

        Non-deductible expenses                                           1,234         1,947            1,282

        Other, net                                                          661            92                -
                                                                      ----------   ------------      -----------
        Income tax expense (credit)                                     $27,129       $ 4,455          $(12,907)
                                                                      ==========   ============      ===========

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred tax liability and asset components are as follows:

                                                                                    December 31,
                                                                                 1998         1997
                                                                            -------------------------
                                                                                    (In thousands)
        Deferred tax liabilities:
         Tax depreciation in excess of book depreciation                       $ 76,560      $ 61,117
         Other taxable temporary differences                                        502           597
                                                                            ------------   -----------
               Deferred tax liabilities                                          77,062        61,714
                                                                            ------------   -----------
        Deferred tax assets:
         Tax benefit of net operating loss carryforwards                         18,102        28,744
         Alternative minimum tax and other tax credit carryforwards               8,726         3,032
         Vacation pay accrual                                                     3,225         2,595
         Amortization of lease credits                                            1,964         1,979
         Other deductible temporary differences                                   3,302         3,660
                                                                            ------------   -----------
               Deferred tax assets                                               35,319        40,010
                                                                            ------------   -----------
        Deferred taxes classified as:
        Current asset
        Current asset                                                          $ 10,877      $  9,756
                                                                            ============   ===========
        Non-current liability                                                  $ 52,620      $ 31,460
                                                                            ============   ===========

      At December 31, 1998, for federal tax reporting purposes, the Company had approximately $47.3 million of net operating loss carryforwards available to offset future federal taxable income and $8.7 million of alternative minimum tax and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforwards expire as follows: 2009, $14.2 million; 2011, $33.1 million. The alternative minimum tax and other tax credit carryforwards of $8.7 million have no expiration dates.


8.    Retirement Plan

      The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 40.0% in 1998, 35.0% in 1997, and 30.0% in 1996, of the
      amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 1998, 1997 and 1996 were $2.3 million, $1.8 million and $1.3 million, respectively.

      In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. The Company recognized $0.7 million, $0.3 million and $0.3 million in 1998, 1997 and 1996, respectively, as compensation expense related to the ESOP. Shares of common stock held by the ESOP will be allocated to participating employees annually as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year is recognized as compensation expense.

9.    Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. As of December 31, 1998, the Company had repurchased 193,506 shares at a total cost of $1.9 million.

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

      A summary of common stock option changes follows:

                                                            Number of         Weighted-Average
                                                              Shares           Exercise Price
                                                          ---------------    -----------------
        Outstanding at December 31, 1995                       395,300             $11.92
                                                          ---------------
            Granted                                          1,302,400               7.87
            Exercised                                          (3,100)               8.94
            Canceled                                          (64,700)              10.87
                                                          ---------------
        Outstanding at December 31, 1996                     1,629,900               8.74
                                                          ---------------
            Granted                                          1,588,500               8.49
            Canceled                                         (706,000)               7.14
                                                          ---------------
        Outstanding at December 31, 1997                     2,512,400               9.39
                                                          ---------------
            Granted                                            560,900               9.67
            Exercised                                        (545,347)               8.50
            Canceled                                         (157,700)               9.08
                                                          ---------------
        Outstanding at December 31, 1998                     2,370,253             $ 9.38
                                                          ===============
        Options exercisable at December 31, 1997               390,232             $12.02
                                                          ===============
        Options exercisable at December 31, 1998               755,075             $10.13
                                                          ===============

      During 1996, the Company adopted the disclosure provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123) with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The weighted-average fair value of options granted during 1998 and 1997 is estimated at $5.12 and $5.28 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 5.0% and 6.0%; expected market price volatility of .44 and .40; weighted-average expected option life equal to the contractual term; estimated forfeitures of 5.0%; and no dividends.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models use highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:

                                                                    1998        1997      1996
                                                               (In thousands, except per share data)

            Net income (loss) as reported                         $ 40,081     $1,572   $(26,674)
            Net income (loss) pro forma                             37,209         89    (28,864)

            Diluted income (loss) per share as reported               3.07        .13      (2.31)

            Diluted income (loss) per share pro forma                 2.85        .01      (2.50)


      Options outstanding at December 31, 1998, expire from August 2003 to November 2008. A total of 970,883 shares are reserved for future grants as of December 31, 1998, under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

        Range of Exercise Prices                       $7 - 14       $15 - 27
        Options outstanding:
         Weighted-Average Remaining
            Contractual Life                          8.1 years      5.2 years
         Weighted-Average Exercise Price                  $8.88         $16.57
         Number                                       2,216,953        153,300

        Options exercisable:
          Weighted-Average Exercise Price                 $8.89         $16.00
          Number                                        623,075        132,000


10.   Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                     1998                 1997             1996
                                                                ----------------  ----------------  ----------------

        Numerator:
            Net income (loss)                                       $40,081,000        $1,572,000     $(26,674,000)
        Denominator:
            Denominator for basic earnings per
               share - weighted average shares                       11,739,106        11,577,727        11,535,425
            Effect of dilutive securities:
                Employee stock options                                1,327,116            64,725                 -
                Restricted shares                                             -            30,878                 -
                                                                ----------------  ----------------  ----------------
            Dilutive potential common shares                          1,327,116            95,603                 -
                                                                ----------------  ----------------  ----------------
            Denominator for diluted earnings per
              share - adjusted weighted average shares               13,066,222        11,673,330        11,535,425
                                                                ================  ================  ================
            Basic earnings per share                                   $   3.41         $    0.14          $  (2.31)
                                                                ================  ================  ================
            Diluted earnings per share                                 $   3.07         $    0.13          $  (2.31)
                                                                ================  ================  ================

      Potentially dilutive securities were not included in the computation of 1996 diluted earnings per share because the year resulted in a net loss and, therefore, their effect would be antidilutive.


11.   Major Customer

      The United States government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. government revenues accounted for 13.3%, 16.8% and 11.2% of consolidated revenues for 1998, 1997 and 1996, respectively.

12.   Commitments and Contingencies

      In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft. The Company accepted delivery of two aircraft under this purchase agreement in 1998, with planned deliveries of the additional three aircraft in 1999. The Company plans to finance this purchase with the net proceeds of the $125.0 million unsecured senior notes sold in December 1998.

      In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s, which, as subsequently amended, now provides for the delivery of ten total aircraft. The amended agreement provides for deliveries of aircraft between 1995 and 2000. As of December 31, 1998, the Company had taken delivery of seven Boeing 757-200s under this purchase agreement and financed those aircraft using leases accounted for as operating leases. The final three deliveries under this agreement are scheduled for September 1999, October 1999 and June 2000. The remaining aircraft have an aggregate purchase price of approximately $50.0 million per aircraft, subject to escalation. Advance payments totaling approximately $19.5 million ($6.5 million per aircraft) are required to be made for the remaining undelivered aircraft, with the balance of the purchase price due upon delivery. As of December 31, 1998 and 1997, the Company had made $13.0 million and $6.0 million in advanced payments, respectively, pertaining to future aircraft deliveries.

      The Company has signed purchase agreements to acquire 16 Boeing 727-200ADV aircraft at agreed upon prices. Fourteen of the aircraft to be purchased are currently leased by the Company. The remaining two aircraft, currently on lease to another airline, may be purchased in 1999, depending upon the exercise of lease extension options available to the current lessee.

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

13.   Change in Accounting Estimate

      In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft for delivery between August 1998 and June 1999. The Company already operates 14 Lockheed L-1011 series 50 and series 100 aircraft, 13 of which are owned and one of which is leased. The purchase agreement will expand the size of the Lockheed L-1011 fleet from 14 to 19 aircraft.

      As a result of this fleet expansion, the Company now expects to operate its existing fleet of Lockheed L-1011 series 50 and series 100 aircraft through December 2004, as opposed to previous retirement dates which had ranged from 2000 to 2002. The Company implemented this change in accounting estimate effective July 1, 1998, which, in addition to extending the estimated useful lives of the 13 owned aircraft and related engines, overhauls and spare parts, also reduced the estimated salvage value for these aircraft as of the common retirement date of December 2004.

      This change in accounting estimate resulted in a reduction of $2.1 million in depreciation and amortization expense for the year ended December 31, 1998, and resulted in an increase in net income of $1.2 million in the same period. Basic and fully diluted earnings per share for the year ended December 31, 1998, were increased by $0.10 and $0.09, respectively.


                                Financial Statements and Supplementary Data
                                          Amtran, Inc. and Subsidiaries
                                        1998 Quarterly Financial Summary
                                                     (Unaudited)
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------
(In thousands, except per share data)              March 31            June 30         September 30        December 31
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------

Operating revenues                                      $229,305        $238,464        $242,414            $209,186
Operating expenses                                       205,896         213,820         219,517             204,763
Operating income                                          23,409          24,644          22,897               4,423
Other expenses                                           (2,138)         (1,995)         (2,049)             (1,981)
Income before income taxes                                21,271          22,649          20,848               2,442
Income taxes                                               8,872           8,854           8,415                 988
Net income                                              $ 12,399        $ 13,795        $ 12,433            $  1,454
Net income per share - basic                            $   1.07        $   1.19        $   1.06            $    .12
Net income per share - diluted                          $   1.02        $   1.05        $    .92            $    .11

                                         Amtran, Inc. and Subsidiaries
                                           1997 Quarterly Financial Summary
                                                    (Unaudited)
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------
(In thousands, except per share data)              March 31            June 30         September 30        December 31
--------------------------------------------- ------------------- ------------------ ------------------ -------------------------

Operating revenues                                      $194,284        $192,187        $210,790            $185,932
Operating expenses                                       186,556         191,166         205,464             186,523
Operating income (loss)                                    7,728           1,021           5,326               (591)
Other expenses                                           (1,411)         (1,501)         (1,752)             (2,793)
Income (loss) before income taxes                          6,317           (480)           3,574             (3,384)
Income taxes (credits)                                     3,095             269           1,828               (737)
Net income (loss)                                       $  3,222        $  (749)        $  1,746            $(2,647)
Net income (loss) per share - basic                     $    .28        $  (.06)        $    .15            $  (.23)
Net income (loss) per share - diluted                   $    .27        $  (.06)        $    .15            $  (.23)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

Part III

Item 10.   Directors and Officers of the Registrant

The  information  contained on pages 4 and 5 of Amtran,  Inc. and  Subsidiaries'
Proxy Statement dated April 2, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


Item 11.   Executive Compensation

The information contained on pages 12 through 15 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 2, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained on pages 10 and 11 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 2, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13.   Certain Relationships and Related Transactions

The information contained on page 6 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 2, 1999, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

    (a)    (1)   Financial Statements

                 The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                 o Consolidated Balance Sheets for years ended December 31, 1998 and 1997

                 o Consolidated Statements of Operations for years ended
                   December 31, 1998, 1997 and 1996

                 o Consolidated Statements of Changes in Shareholders'Equity for
                   years ended December 31, 1998, 1997 and 1996

                 o Consolidated Statements of Cash Flows for years ended
                   December 31, 1998, 1997 and 1996

                 o Notes to Consolidated Financial Statements

           (2)   Financial Statement Schedule

                 The following consolidated financial information for the years 1998, 1997 and 1996 is included in Item 14(d):
                                                                            Page
                 o  Schedule II - Valuation and Qualifying Accounts           55

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

           (3)   Exhibits

                 The following exhibits are submitted as a separate
                 section of this report:
                                                                            Page
                 23.   Consent of Independent Auditor                         54

    (b)     Reports on Form 8-K

            There were no Form 8-Ks filed during the quarter ended December 31, 1998

    (c)     Exhibits

            This section is not applicable.

    (d)     Financial Statement Schedule

            This section is not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amtran, Inc.
                             (Registrant)




Date     March 31, 1999     John P. Tague
                            John P. Tague
                            President and Chief Executive Officer
                            Director




Date     March 31, 1999     James W. Hlavacek
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer
                              and President of ATA Training Corporation
                            Director




Date     March 31, 1999     Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                            Director

              Exhibit 23






                         CONSENT OF INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of Amtran, Inc. and its subsidiaries and in the related Prospectus and in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries of our report dated January 26, 1999, with respect to the consolidated financial statements and schedule of Amtran, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1998.













              /S/ERNST & YOUNG LLP
              Indianapolis, Indiana
              March 29, 1999


PART IV                                                                                                        SCHEDULE  II
Item 14(d)


                                            VALUATION AND QUALIFYING ACCOUNTS
                                                 (Dollars in thousands)


COLUMN A                                          COLUMN B                 COLUMN C               COLUMN       COLUMN E
                                                                                                     D
-------------------------------------------     -------------   ----------------------------   ------------    -------------
                                                                          Additions
                                                                ----------------------------

                                                                               Charged to
                                                 Balance at     Charged to     Other                             Balance at
                                                 Beginning       Costs and     Accounts -      Deductions -         End of
Description                                      of Period       Expenses      Describe        Describe            Period
-------------------------------------------     -------------   ------------   -------------   ------------    ----------------

Year ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts             $      1,303    $       791    $          -    $       820 (1) $      1,274
    Allowance for obsolescence -Inventory              5,574          1,432               -            412 (2)        6,594
                                                -------------   ------------   -------------   ------------    -------------
               Totals                           $      6,877    $     2,223    $          -    $     1,232     $      7,868
                                                =============   ============   =============   ============    =============

Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts             $      1,274    $     1,261    $          -    $       853 (1) $      1,682
    Allowance for obsolescence - Inventory             6,594          1,474               -            437 (2)        7,631
    Valuation allowance - Assets held for sale             -            200               -              -              200
                                                -------------   ------------   -------------   ------------    -------------
               Totals                           $      7,868    $     2,935    $          -    $     1,290     $      9,513
                                                =============   ============   =============   ============    =============

Year ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts             $      1,682    $     1,492    $          -    $     2,011 (1) $      1,163
    Allowance for obsolescence - Inventory             7,631          1,905               -          1,095 (2)        8,441
    Valuation allowance - Assets held for sale           200              -               -            200 (3)            -
                                                -------------   ------------   -------------   ------------    -------------
               Totals                           $      9,513    $     3,397    $          -    $     3,306     $      9,604
                                                =============   ============   =============   ============    =============



(1)  Uncollectible accounts written off, net of recoveries
(2) Obsolescence allowance related to inventory items transferred to flight equipment or sold
(3)  Valuation allowance related to parts sold