Form 10-Q
period 1999-03-31
AMTRAN INC
filed 1999-05-17
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999
                                       or

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

                                    Not applicable
Former name, former address and former fiscal year, if changed since last report)


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

Common Stock, Without Par Value - 12,122,749 shares outstanding as of April 30, 1999


                                    AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

                                                                     March 31,          December 31,
                                                                        1999                1998
                                                                ------------------      --------------
                            ASSETS                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                   $        124,759    $        172,936
     Receivables, net of allowance for doubtful accounts
          (1999 - $1,416; 1998 - $1,163)                                   30,737              24,921
     Inventories,  net                                                     23,885              19,567
     Prepaid expenses and other current assets                             33,218              25,604
                                                                ------------------   -----------------
Total current assets                                                      212,599             243,028

Property and equipment:
     Flight equipment                                                     644,825             557,302
     Facilities and ground equipment                                       76,750              68,848
                                                                ------------------   -----------------
                                                                          721,575             626,150
     Accumulated depreciation                                           (314,234)           (296,818)
                                                                ------------------   -----------------
                                                                          407,341             329,332

Assets held for sale                                                        7,176               7,176
Goodwill                                                                   11,826                   -
Deposits and other assets                                                  19,246              15,013
                                                                ------------------   -----------------

Total assets                                                     $        658,188    $        594,549
                                                                ==================   =================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                        $          1,476    $          1,476
     Accounts payable                                                      12,090               7,158
     Air traffic liabilities                                              104,200              76,662
     Accrued expenses                                                     106,698              98,548
                                                                ------------------   -----------------
Total current liabilities                                                 224,464             183,844

Long-term debt, less current maturities                                   245,076             245,195
Deferred income taxes                                                      58,540              52,620
Other deferred items                                                       10,374              10,139

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                -                   -
     Common stock, without par value;  authorized 30,000,000 shares;
         issued 12,424,285 - 1999; 12,374,577 - 1998                       48,462              47,632
     Additional paid-in-capital                                            11,363              11,735
     Deferred compensation - ESOP                                         (1,066)             (1,066)
     Treasury stock; 194,052 shares - 1999; 193,506 shares - 1998         (1,896)             (1,881)
     Retained earnings                                                     62,871              46,331
                                                                ------------------   -----------------

                                                                          119,734             102,751
                                                                ------------------   -----------------

Total liabilities and shareholders' equity                       $        658,188    $        594,549
                                                                ==================   =================


See accompanying notes.


                                 AMTRAN, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands, except per share data)

                                                                Three Months Ended March 31,
                                                                    1999               1998
                                                             ------------------------------------
                                                                (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service                                         $        144,269    $       117,889
   Charter                                                            107,340             94,322
   Ground package                                                      15,558              6,437
   Other                                                               10,742             10,657
                                                             -----------------   ----------------
Total operating revenues                                              277,909            229,305
                                                             -----------------   ----------------

Operating expenses:
   Salaries, wages and benefits                                        60,799             49,746
   Fuel and oil                                                        35,578             36,778
   Handling, landing and navigation fees                               22,399             17,505
   Depreciation and amortization                                       21,658             18,158
   Aircraft rentals                                                    15,244             12,926
   Aircraft maintenance, materials and repairs                         13,741             12,815
   Ground package cost                                                 13,222              5,547
   Crew and other employee travel                                      12,131              9,391
   Commissions                                                          9,670              7,213
   Passenger service                                                    9,572              8,203
   Other selling expenses                                               6,195              5,607
   Advertising                                                          5,607              4,214
   Facilities and other rentals                                         3,155              2,371
   Other                                                               19,979             15,422
                                                             -----------------   ----------------
Total operating expenses                                              248,950            205,896
                                                             -----------------   ----------------
Operating income                                                       28,959             23,409

Other income (expense):
  Interest income                                                       1,763              1,042
  Interest (expense)                                                  (5,074)            (3,254)
  Other                                                                 1,795                 74
                                                             -----------------   ----------------
Other expense                                                         (1,516)            (2,138)
                                                             -----------------   ----------------

Income before income taxes                                             27,443             21,271
Income tax expense                                                     10,903              8,872
                                                             -----------------   ----------------
Net income                                                   $         16,540    $        12,399
                                                             =================   ================

Basic earnings per common share:
Average shares outstanding                                         12,183,785         11,565,419
Net income per share                                         $           1.36    $          1.07
                                                             =================   ================

Diluted earnings per common share:
Average shares outstanding                                         13,554,858         12,103,580
Net income per share                                         $           1.22    $          1.02
                                                             =================   ================


See accompanying notes.



                                      AMTRAN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                        Three Months Ended March 31,
                                                                      1999                       1998
                                                                  -----------------------------------------
                                                                   (Unaudited)               (Unaudited)
Operating activities:

Net  income                                                    $         16,540           $         12,399
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                       21,658                     18,158
     Deferred income taxes                                                5,919                      5,773
     Other non-cash items                                                 (222)                      (165)
   Changes in operating assets and liabilities:
      Receivables                                                       (5,816)                      (374)
      Inventories                                                       (4,740)                        559
      Prepaid expenses                                                  (7,614)                      1,023
      Accounts payable                                                    4,932                    (2,379)
      Air traffic liabilities                                            27,538                     10,879
      Accrued expenses                                                   10,275                    (2,005)
                                                               -----------------         ------------------
    Net cash provided by operating activities                            68,470                     43,868
                                                               -----------------         ------------------

Investing activities:

Proceeds from sales of property and equipment                                51                      1,030
Capital expenditures                                                  (100,564)                   (26,862)
Acquisition of businesses                                              (10,472)                          -
Additions to other assets                                               (5,959)                    (3,765)
                                                               -----------------         ------------------
   Net cash used in investing activities                              (116,944)                   (29,597)
                                                               -----------------         ------------------

Financing activities:

Payments on short-term debt                                                   -                    (4,750)
Payments on long-term debt                                                (144)                    (4,820)
Proceeds from exercise of stock options                                     456                          -
Purchase of treasury stock                                                 (15)                          -
                                                               -----------------         ------------------
   Net cash provided by (used in) financing activities                      297                    (9,570)
                                                               -----------------         ------------------

Increase (decrease) in cash and cash equivalents                       (48,177)                      4,701
Cash and cash equivalents, beginning of period                          172,936                    104,196
                                                               -----------------         ------------------
Cash and cash equivalents, end of period                       $        124,759           $        108,897
                                                               =================         ==================

Supplemental disclosures:

Cash payments for:
   Interest                                                    $          5,610           $          6,210
   Income taxes (refunds)                                               (2,310)                    (1,766)


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

      The consolidated financial statements for the quarters ended March 31, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for the changes in accounting estimates described in footnote 3) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



2.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended March 31,
                                                                              1999 1998
                                                                ---------------------------------------

        Numerator:
            Net income                                              $16,540,000          $12,399,000
        Denominator:
            Denominator for basic earnings per
               share - weighted average shares                       12,183,785           11,565,419
            Effect of dilutive securities:
                Employee stock options                                1,371,073              536,661
                Restricted shares                                             -                1,500
                                                                ----------------     ----------------
            Dilutive potential common shares                          1,371,073              538,161
                                                                ----------------     ----------------
            Denominator for diluted earnings per
              share - adjusted weighted average shares               13,554,858           12,103,580
                                                                ================     ================
            Basic earnings per share                                          $                    $
                                                                           1.36                 1.07
                                                                ================     ================
            Diluted earnings per share                                        $                    $
                                                                           1.22                 1.02
                                                                ================     ================


3.      Change in Accounting Estimates

       As is more fully described in footnote 13 from the Company's Annual Report on Form 10K, due to the addition of five long-range Lockheed L-1011-500 aircraft to its existing fleet of 13 Lockheed series 50 and 100 aircraft, in July 1998 the Company implemented a change in accounting estimate. The estimated useful lives of the series 50 and series 100 aircraft were extended to the end of 2004, and related salvage values were reduced as of this new common retirement date. This change in accounting estimate resulted in a reduction of depreciation expense of $896,000 in the first quarter of 1999, and resulted in an increase of $540,000 in net income in the same period. Basic and fully diluted earnings per share for the quarter ended March 31, 1999 were increased by $0.04.

       In the first quarter of 1999, the Company purchased eight Boeing 727-200 aircraft which had previously been financed through leases accounted for as operating leases. As of the first quarter of 1999, the Company had also completed the re-negotiation of certain contract terms on its remaining 15 leased Boeing 727-200 aircraft which generally provided for the purchase of these aircraft at the end of their initial lease terms, extending from 1999 to 2003. The Company will complete the installation of hushkits on its entire fleet of 24 Boeing 727-200 aircraft by the end of 1999, which is necessary to comply with federal Stage III noise regulations, and which will permit the Company to operate these aircraft for their full economic lives, extending through approximately 2010.

       In the first quarter of 1999, the Company implemented a change in accounting estimate to extend the estimated lives of capitalized Boeing 727-200 airframes, engines, leasehold improvements and rotable parts from the end of the initial lease terms of the related aircraft to approximately 2010. This change in accounting estimate resulted in a reduction of depreciation expense of $887,000 in the first quarter of 1999, and resulted in an increase of $535,000 in net income in the same period. Basic and fully diluted earnings per share for the quarter ended March 31, 1999 were increased by $0.04.

4.      Acquisition of Businesses

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"). This Detroit-based independent tour operator's primary package offerings are destinations in Mexico and the Caribbean, including Aruba, Cancun and Puerto Vallarta. ATA has been providing passenger airline services to TCI for over 14 years. TCI had sales in 1998 of over $53.0 million. In the first quarter of 1999, TCI's results for February and March were consolidated into the Company, which generated additional operating revenue of approximately $14.8 million and operating expense of approximately $13.6 million for the Company.

       On January 26, 1999, the Company acquired all of the issued and outstanding stock of T. G. Shown Associates, Inc., which owned 50% of the partnership, Amber Air Freight. The Company had already owned the other 50% of this air cargo operation. The partnership earned before-tax income for the first quarter of 1999 of approximately $1.2 million, of which approximately $534,000 was incremental to the Company as a result of the acquisition.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Amtran, Inc. (the "Company") is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 26 years and is the eleventh largest U.S. airline in terms of 1998 revenues. ATA provides scheduled service through
nonstop  and  connecting   flights  from  the  gateways  of  Chicago-Midway  and
Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the first quarter of 1999 the Company generated record operating earnings and net income as compared to any quarter in the Company's 26-year history. Although all business units performed well during this period, scheduled service continued to generate the strongest overall growth in pricing and traffic of the Company's major business units. Scheduled service revenue per available seat mile ("RASM") increased 6.0% in the first quarter of 1999, as compared to the first quarter of 1998, while scheduled service available seat miles ("ASMs") increased 15.5% between quarters, and load factor increased to 76.4% in the 1999 first quarter, as compared to 74.9% in the same period of 1998.

Results of Operations

For the quarter ended March 31, 1999, the Company earned $29.0 million in operating income, an increase of 23.9% as compared to operating income of $23.4 million in the comparable period of 1998; and the Company earned $16.5 million in net income in the first quarter of 1999, an increase of 33.1% as compared to net income of $12.4 million in the first quarter of 1998.

Operating revenues increased 21.2% to $277.9 million in the first quarter of 1999, as compared to $229.3 million in the same period of 1998. Consolidated RASM increased 9.4% to 7.46 cents in the 1999 first quarter, as compared to 6.82 cents in the first quarter of 1998.

Operating expenses increased 20.9% to $249.0 million in the first quarter of 1999, as compared to $205.9 million in the comparable period of 1998. Consolidated operating cost per ASM ("CASM") increased 9.3% to 6.69 cents in the first quarter of 1999, as compared to 6.12 cents in the first quarter of 1998.

Much of the change in RASM and CASM between periods was a result of the additional revenues and expenses attributed to acquired businesses for which no additional ASMs were generated. See further explanation under "Results of Operations in Cents per ASM".

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

----------------------------------------------------------------------------------------------
                                                                     Cents per ASM
                                                                Quarter Ended March 31,
                                                          ------------------------------------
                                                                1999              1998
                                                                ----              ----

Operating revenues:                                             7.46              6.82

Operating expenses:
    Salaries, wages and benefits                                1.63              1.48
    Fuel and oil                                                0.96              1.09
     Handling, landing and navigation fees                      0.60              0.52
    Depreciation and amortization                               0.58              0.54
    Aircraft rentals                                            0.41              0.38
    Aircraft maintenance, materials and repairs                 0.37              0.38
    Ground package cost                                         0.35              0.17
    Crew and other employee travel                              0.33              0.28
    Commissions                                                 0.26              0.21
    Passenger service                                           0.26              0.24
     Other selling expenses                                     0.17              0.17
    Advertising                                                 0.15              0.13
     Facilities and other rentals                               0.08              0.07
    Other operating expenses                                    0.54              0.46
                                                                ----              ----
        Total operating expenses                                6.69              6.12
                                                                ----              ----

    Operating income                                            0.77              0.70
                                                                ====              ====


    ASMs (in thousands)                                       3,723,035         3,363,030
----------------------------------------------------------------------------------------------

The Company's consolidated measures of RASM and CASM in 1999 are impacted by the addition of TCI, because significant operating revenue and expense is added to consolidated results, with no increase in ASMs. The following comparison reflects actual consolidated RASM and CASM, adjusted to exclude TCI operating revenue and expense:

                                                     Consolidated          Excluding
                                                          Actual                TCI              Inc(Dec)     % Inc(Dec)

       Operating revenue (in millions)                        $277.9           $263.1
       RASM (in cents)                                          7.46             7.07              (.39)        (5.2%)

       Operating expense (in millions)                        $249.0           $235.4
       CASM (in cents)                                          6.69             6.32              (.37)        (5.5%)


This financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of TCI not been consummated, nor are they necessarily indicative of future operating results. Further, the information pertaining to TCI is based upon unaudited internal financial information.

Quarter Ended March 31, 1999, Versus Quarter Ended March 31, 1998

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated on the Company's behalf by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.

------------------------------------- ----------------------------------------------------------------
                                                       Three Months Ended March 31,
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                12,506          11,178            1,328           11.88
Departures J31(a)                              4,080           3,714              366            9.85
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        16,586          14,892            1,694           11.38
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               39,002          35,606            3,396            9.54
Block Hours J31                                4,166           3,550              616           17.35
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       43,168          39,156            4,012           10.25
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,679,029       2,388,383          290,646           12.17
RPMs J31 (000s)                                8,001           6,112            1,889           30.91
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,687,030       2,394,495          292,535           12.22
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,710,088       3,351,090          358,998           10.71
ASMs J31 (000s)                               12,947          11,940            1,007            8.43
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,723,035       3,363,030          360,005           10.70
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                72.21           71.27             0.94            1.32
Load Factor J31                                61.80           51.19            10.61           20.73
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        72.17           71.20             0.97            1.36
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,759,104       1,526,649          232,455           15.23
Passengers Enplaned J31                       46,333          34,330           12,003           34.96
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,805,437       1,560,979          244,458           15.66
                                      --------------- --------------- ---------------- ---------------

Revenue (000s)                              $277,909        $229,305          $48,604           21.20
RASM in cents (h)                               7.46            6.82             0.64            9.38
CASM in cents (i)                               6.69            6.12             0.57            9.31
Yield in cents (j)                             10.34            9.58             0.76            7.93
------------------------------------- --------------- --------------- ---------------- ---------------

  See footnotes (f) through (j) on page 11.

(a) The Company provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison, under a code sharing agreement with Chicago Express. Services were provided by Chicago Express using Jetstream 31 ("J31") propeller aircraft.

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

------------------------------------- ----------------------------------------------------------------
                                                       Three Months Ended March 31,
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 8,413           7,095            1,318           18.58
Departures J31(a)                              4,080           3,714              366            9.85
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        12,493          10,809            1,684           15.58
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               24,266          21,085            3,181           15.09
Block Hours J31                                4,166           3,550              616           17.35
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       28,432          24,635            3,797           15.41
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,520,152       1,290,761          229,391           17.77
RPMs J31 (000s)                                8,001           6,112            1,889           30.91
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,528,153       1,296,873          231,280           17.83
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            1,986,298       1,719,042          267,256           15.55
ASMs J31 (000s)                               12,947          11,940            1,007            8.43
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    1,999,245       1,730,982          268,263           15.50
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                76.53           75.09             1.44            1.92
Load Factor J31                                61.80           51.19            10.61           20.73
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        76.44           74.92             1.52            2.03
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,135,654         939,785          195,869           20.84
Passengers Enplaned J31                       46,333          34,330           12,003           34.96
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,181,987         974,115          207,872           21.34
                                      --------------- --------------- ---------------- ---------------

Revenues (000s)                             $144,269        $117,889          $26,380           22.38
RASM in cents (h)                               7.22            6.81             0.41            6.02
Yield in cents (j)                              9.44            9.09             0.35            3.85
Rev per segment  (k)                       $  122.06       $  121.02          $  1.04            0.86
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 10 and 11.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the first quarter of 1999 increased 22.4% to $144.3 million from $117.9 million in the first quarter of 1998. Scheduled service revenues comprised 51.9% of consolidated revenues in the 1999 first quarter, as compared to 51.4% of consolidated revenues in the same period of 1998.

The Company's first quarter 1999 scheduled service at Chicago-Midway accounted for approximately 58.0% of scheduled service ASMs and 76.4% of scheduled service departures, as compared to 46.8% and 66.5%, respectively, in the first quarter of 1998. In the summer of 1998, the Company began nonstop flights to Dallas-Ft. Worth, Denver, New York's LaGuardia Airport, and San Juan, none of which services were provided during the first quarter of 1998. In addition to these new services, the Company served the following existing jet markets in both quarters: Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport, Orlando, Phoenix, St. Petersburg, San Francisco and Sarasota. The Company also has a code share agreement with Chicago Express under which Chicago Express operates 19-seat Jetstream 31 propeller aircraft between
Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. In February 1999, the Company entered into an agreement in principle to acquire Chicago Express Airlines, Inc.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 1999 and beyond. The Company operated 57 daily jet and commuter departures from Chicago-Midway and served 21 destinations on a nonstop basis in the summer of 1998, as compared to 15 nonstop destinations served in the summer of 1997. In 1998, the Company completed a $1.3 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company also presently expects to occupy 13 jet gates and six commuter aircraft gates at the new Chicago-Midway terminal which is presently scheduled for completion in 2002, as compared to the six jet gates currently occupied in the existing terminal.

The Company's Indianapolis service accounted for 16.9% of scheduled service ASMs and 12.3% of scheduled service departures in the first quarter of 1999, as compared to 20.9% and 16.7%, respectively, in the first quarter of 1998. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 26 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company's Hawaii service accounted for 15.9% of scheduled service ASMs and 4.0% of scheduled service departures in the first quarter of 1999, as compared to 18.8% and 4.8%, respectively, in the first quarter of 1998. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company announced new service beginning in the second quarter of 1999 between
Chicago-Midway and Philadelphia, from New York to San Juan, and from Ft. Lauderdale to San Juan.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 26.4% of consolidated revenues in the first quarter of 1999, as compared to 26.7% in the first quarter of 1998.

During the last several years, the Company has deployed some Boeing 727-200 and Boeing 757-200 aircraft into its rapidly growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company is addressing its seat capacity limitations in the commercial and military/government charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. In July 1998, the Company committed to the purchase of five such aircraft for delivery between the third quarter of 1998 and the second quarter of 1999. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The Company placed two of these aircraft into revenue service in January and May 1999, and expects to place the three remaining aircraft into service in the last two quarters of 1999 and the first quarter of 2000. The deployment of these five aircraft into the Company's fleet will significantly increase the available seat capacity for these charter business units beginning in the year 2000, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet. These new aircraft will also supply much of the additional seat capacity which the Company anticipates needing to operate its expanded military/government business for the contract year ending September 30, 2000.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

----------------------------------- ----------------------------------------------------------------
                                                     Three Months Ended March 31,
                                              1999             1998       Inc (Dec)     % Inc (Dec)
Departures (b)                               2,888            2,655             233            8.78
Block Hours (c)                             10,133            9,073           1,060           11.68
RPMs (000s) (d)                            918,286          827,715          90,571           10.94
ASMs (000s) (e)                          1,117,331        1,030,760          86,571            8.40
Passengers Enplaned (g)                    562,588          508,833          53,755           10.56
Revenue (000s)                             $73,334          $61,304         $12,030           19.62
RASM in cents (h)                             6.56             5.95            0.61           10.25
----------------------------------- --------------- ---------------- --------------- ---------------

See footnotes (b) through (h) on pages 10 and 11.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $54.9 million in revenues in the first quarter of 1999, as compared to $51.3 million in the first quarter of 1998.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $8.5 million in revenues in the first quarter of 1999, as compared to $7.0 million in the first quarter of 1998.

MilitarylGovernment  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

-------------------------------- ---------------------------------------------------------------
                          Three Months Ended March 31,
                                           1999            1998       Inc (Dec)     % Inc (Dec)
                                           ----            ----       ---------     -----------
Departures (b)                            1,181           1,219            (38)          (3.12)
Block Hours (c)                           4,530           4,563            (33)          (0.72)
RPMs (000s) (d)                         235,404         232,361           3,043            1.31
ASMs (000s) (e)                         598,754         515,655          83,099           16.12
Passengers Enplaned (g)                  58,324          58,637           (313)          (0.53)
Revenue (000s)                          $34,006         $33,018            $988            2.99
RASM in cents (h)                          5.68            6.40          (0.72)         (11.25)
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 10 and 11.

The Company participates in two related military/government charter programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has participated in a contractor teaming arrangement. The team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts are generally not subject to renegotiation once they become effective.

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

In April 1999, the Company announced that it had joined a new teaming arrangement with several major passenger and cargo airlines. Under this new teaming arrangement, the Company expects its military/government charter revenues to increase to approximately $200.0 million for the contract year beginning October 1999. This represents more than a 60% increase over the Company's fiscal year 1998 military/government charter revenues of $121.9 million.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair club members and through its ATA Vacations subsidiary to its scheduled service passengers. In the first quarter of 1999, ground package revenues increased 143.8% to $15.6 million, as compared to $6.4 million in the first quarter of 1998.

Effective January 31, 1999, the Company completed the first of several expected acquisitions of tour operators with the purchase of TCI in Detroit, Michigan (see footnote 4). TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. The Company has had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $8.0 million of the increase in ground package revenues in the first quarter of 1999 was attributable to the ground package revenues of TCI in February and March, none of which revenues were included in the Company's results of operations in the first quarter of 1998.

In April 1999, the Company completed the purchase of Key Tours, Inc, also a tour operator in the Detroit area. This second acquisition is expected to further increase future revenues derived from ground package sales, and is consistent with the Company's strategy to vertically-integrate and grow its tour operator businesses through acquisitions of tour operators in selected markets.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 38,000 individual and family members annually. ATA Vacations offers numerous ground accommodations to the general public for use with the Company's scheduled service flights in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues were unchanged at $10.7 million in the first quarters of 1999 and 1998.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 1999 increased 22.3% to $60.8 million from $49.7 million in the first quarter of 1998.

The Company increased its average equivalent employees by approximately 14.1% between the first quarters of 1999 and 1998 in order to appropriately staff the 10.7% growth in ASMs flown between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Some employment growth in the first quarter of 1999 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities, and in other staff groups primarily involved in delivering services to the Company's customers.

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits) increased by approximately 7.1% between the first quarters of 1999 and 1998. In addition to the Company's annual merit pay increases granted to employee groups between periods, the Company granted several special pay increases to airport customer service agents and reservations agents to maintain these pay scales at competitive market rates. Approximately 1.7% of the dollar increase resulted from escalating costs of health care benefits.

Fuel and Oil. Fuel and oil expense decreased 3.3% to $35.6 million in the first quarter of 1999, as compared to $36.8 million in the same period of 1998. This decrease occurred despite the Company consuming 12.4% more gallons of jet fuel for flying operations between years, which resulted in an increase in fuel expense of approximately $4.8 million. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 39,002 jet block hours in the first quarter of 1999, as compared to 35,606 jet block hours in the first quarter of 1998, an increase of 9.5% between periods.

Fuel consumption growth between the first quarters of 1999 and 1998 was greater than total block hour growth, since block hour growth in the first quarter of 1999 was in the wide-body Lockheed L-1011 fleet, which consumes approximately twice the gallons of jet fuel per block hour as compared to the narrow-body Boeing 727-200 and Boeing 757-200 aircraft.

During the first quarter of 1999, the Company's average cost per gallon of jet fuel consumed decreased by 17.2% as compared to the first quarter of 1998, resulting in a decrease in fuel and oil expense of approximately $6.9 million between periods.

During the first quarters of 1999 and 1998, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases. The Company recorded approximately $0.7 million more in fuel and oil expense under its first quarter 1999 hedge contracts than under its first quarter 1998 hedge contracts, which added slightly more than one cent to its average cost per gallon between quarters.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security, cargo and baggage where the Company elects to use third-party contract services in lieu of its own employees. Where the Company uses its own employees to perform ground handling functions, the resulting cost appears within salaries, wages and benefits. Air navigation fees are incurred when the Company's aircraft fly over certain foreign airspace.

Handling, landing and navigation fees increased by 28.0% to $22.4 million in the first quarter of 1999, as compared to $17.5 million in the first quarter of 1998. The total number of system-wide jet departures between the first quarters of 1999 and 1998 increased by 11.9% to 12,506 from 11,178, resulting in approximately $3.0 million in volume-related handling and landing expense increases between periods.

The Company also incurred approximately $0.9 million in higher deicing costs in the first quarter of 1999 as compared to the same period of 1998, attributable to more severe winter weather periods in 1999 than occurred in 1998.

Due to the acquisition of T.G. Shown Associates, Inc. in January 1999 (see footnote 4), the Company also recorded approximately $0.4 million more in cargo handling costs in the 1999 quarter as compared to the same period of 1998. Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 19.2% to $21.7 million in the first quarter of 1999, as compared to $18.2 million in the first quarter of 1998.

Depreciation expense attributable to owned airframes and leasehold improvements increased $1.2 million in the first quarter of 1999, as compared to the same period of 1998. The Company owned nine Boeing 727-200 aircraft in the first quarter of 1999 which were financed through operating leases in the first quarter of 1998, thereby increasing depreciation expense on airframes between periods. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $1.0 million in the first quarter of 1999, as compared to the first quarter of 1998.

Amortization of capitalized engine and airframe overhauls increased $3.5 million in the first quarter of 1999, as compared to the same period of 1998, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable quarters for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, seven of which were delivered new from the manufacturer between late 1995 and late 1998, are not presently generating any engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased $0.4 million in the first quarter of 1999, as compared to the first quarter of 1998. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

As is more fully explained in footnote 3, certain changes in accounting estimates for depreciation have been made by the Company. Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. The effect of this change in estimate was to reduce depreciation expense in the first quarter of 1999 by $0.9 million, as compared to the first quarter of 1998. In addition, effective January 1, 1999 the Company extended the estimated useful life of nine owned Boeing 727-200 airframes, engines and improvements, all leasehold improvements associated with its 15 leased Boeing 727-200 aircraft, and all rotable parts used by the Boeing 727-200 fleet, and reduced the associated estimated salvage values. The effect of this change in estimate was to reduce depreciation expense in the first quarter of 1999 by $0.9 million, as compared to the same quarter of 1998.

Aircraft Rentals. Aircraft rentals expense for the first quarter of 1999 increased 17.8% to $15.2 million from $12.9 million in the first quarter of 1998. The Company financed three additional Boeing 757-200 aircraft in the first quarter of 1999 as compared to the same quarter of 1998, adding $3.1 million in aircraft rentals expense as compared to the prior year.

The Company also purchased eight Boeing 727-200 aircraft in the first quarter of 1999 which had been financed through operating leases in the first quarter of 1998, thereby reducing aircraft rentals expense by $0.7 million between quarters.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for C-checks and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 7.0% to $13.7 million in the first quarter of 1999, as compared to $12.8 million in the same period of 1998.

The Company performed a total of 12 C-checks on its fleet during the first quarters of 1999 and 1998. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $1.3 million between quarters offset by a decrease of third party contract labor by $0.9 million.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers, as well as to customers of TCI, which was acquired by the Company in the first quarter of 1999 (see footnote 4). Ground package cost increased 140.0% to $13.2 million in the first quarter of 1999, as compared to $5.5 million in the first quarter of 1998. Approximately $6.9 million of this quarter-over-quarter increase was attributable to the operations of TCI in the first quarter of 1999, which were not included in the Company's results of operations in the first quarter of 1998.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world.

The cost of crew and other employee travel increased 28.7% to $12.1 million in the first quarter of 1999, as compared to $9.4 million in the first quarter of 1998.

The average hotel cost per full-time-equivalent crew member increased 19.9% in the first quarter of 1999, as compared to the same period of 1998. Such hotel costs increased due to both higher room rates paid in the 1999 period, and due to aircraft flow changes implemented in mid-1998 which resulted in more crews terminating their daily flying away from their home bases than in the 1998 first quarter.

The average cost of crew positioning per full-time-equivalent crew member increased 13.4% in the first quarter of 1999, as compared to the first quarter of 1998. Crew positioning costs increased due to less availability of discounted seats for the Company's crews on other carriers in the first quarter of 1999 than in the same period of 1998.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 34.7% to $9.7 million in the first quarter of 1999, as compared to $7.2 million in the first quarter of 1998.

Approximately $2.0 million of the increase in commissions in the first quarter of 1999 was attributable to commissions paid to travel agents by TCI for revenues earned in February and March (see footnote 4). Such commissions were not included in the Company's results of operations in the first quarter of 1998.

Scheduled service commissions expense increased by $0.5 million between the first quarters of 1999 and 1998, which was due to the corresponding increase in commissionable revenues earned between periods.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarter of 1999 and 1998, catering represented 81.3% and 84.1%, respectively, of total passenger service expense.

The total cost of passenger service increased 17.1% to $9.6 million in the first quarter of 1999, as compared to $8.2 million in the first quarter of 1998. The Company experienced a decrease of approximately 4.8% in the average unit cost of catering each passenger between periods, primarily because in the first quarter of 1999 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $0.4 million in catering expense in the first quarter of 1999, as compared to the same period of 1998. Total jet passengers boarded, however, increased 15.2% between quarters, resulting in approximately $1.2 million in higher volume-related catering expenses between the same sets of comparative periods.

The Company also incurred approximately $0.4 million in higher interrupted trip expenses in the first quarter of 1999, as compared to the first quarter of 1998, due to greater delays and cancellations associated with the severe winter weather in the first quarter of 1999, as compared to the same period of 1998.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 10.7% to $6.2 million in the first quarter of 1999, as compared to $5.6 million in the same period of 1998. All such selling expenses increased due to growth in the scheduled service business unit between periods.

Advertising. Advertising expense increased 33.3% to $5.6 million in the first quarter of 1999, as compared to $4.2 million in the first quarter of 1998. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in the first quarter of 1999, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 33.3% to $3.2 million in the first quarter of 1999, as compared to $2.4 million in the first quarter of 1998. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Other Operating Expenses. Other operating expenses increased 29.9% to $20.0 million in the first quarter of 1999, as compared to $15.4 million in the first quarter of 1998. Approximately $3.8 million of this increase between quarters was attributable to the cost of passenger air transportation purchased by TCI from air carriers other than the Company during February and March, none of which expense was included in the Company's results of operations in the first quarter of 1998.

Interest Income and Expense. Interest expense in the first quarter of 1999 increased to $5.1 million as compared to $3.3 million in the same period of 1998. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1998 of $125.0 million in principal amount of 9.625% unsecured senior notes. Interest expense of $3.0 million was recorded in the first quarter of 1999 for these notes, which was not incurred in the first quarter of 1998.

Interest expense in the first quarter of 1999 was $0.7 million lower than in the comparable period of 1998 due to more interest capitalized primarily on Boeing 757-200 and Lockheed L-1011-500 fleet acquisitions, and $0.5 million lower due to the repayment of a note payable for a Boeing 757-200 aircraft which was outstanding in the first quarter of 1998.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.8 million in interest income in the first quarter of 1999, as compared to $1.0 million in the same period of 1998.

Other Income. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Amtran, Inc.) that elected to participate in the offering. The Company recorded a gain of $1.7 million, or $1.0 million after tax.

Income Tax Expense. In the first quarter of 1999 the Company recorded $10.9 million in income tax expense applicable to $27.4 million of pre-tax income for that period, while in the first quarter of 1998 income tax expense was $8.9 million on pre-tax income of $21.3 million. The effective tax rate applicable to the first quarter of 1999 was 39.7%, as compared to 41.7% in the first quarter of 1998.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (45% in both 1999 and 1998). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to decrease the effective rate as amounts of pre-tax income increase.

Liquidity and Capital Resources

Cash Flows. The Company has historically financed its working capital and capital expenditure requirements from cash flow from operations and long-term borrowings from banks and other lenders. As described further below, in the fourth quarter of 1998, the Company completed the issuance of $125.0 million in unsecured notes, and in the first quarter of 1999 completed the renegotiation of its revolving credit facility.

In the first quarters of 1999 and 1998, net cash provided by operating activities was $68.5 million and $43.9 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings and related deferred income taxes, higher depreciation and amortization, growth in air traffic liabilities, higher accrued expenses and other factors.

Net cash used in investing activities was $116.9 million and $29.6 million, respectively, in the first quarters of 1999 and 1998. Such amounts primarily included capital expenditures totaling $100.6 million and $26.9 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled for future delivery. In addition, included in the first quarter 1999 capital expenditures were approximately $34.3 million for the purchase of eight Boeing 727-200 aircraft, and approximately $15.7 million for the purchase and modification of Lockheed L-1011-500 aircraft. Also in the 1999 first quarter, the Company had expenditures of $10.5 million associated with the acquisitions of TCI and T.G. Shown Associates, Inc. (see footnote 4).

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 10 total aircraft to be delivered between 1995 and 2000. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited for 21 RB211-535E4 engines to power the ten Boeing 757-200 aircraft and to provide one spare engine. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. The Company accepted delivery of the first seven aircraft under these agreements in September and December 1995, November and December 1996, November 1997, July 1998 and December 1998, all of which were financed under leases accounted for as operating leases. The aggregate purchase price under these two agreements for the remaining three aircraft is approximately $50.0 million per aircraft, subject to escalation. The final three deliveries are scheduled for September 1999, October 1999 and June 2000. Advanced payments totaling approximately $19.5 million ($6.5 million per aircraft) are required prior to delivery of the three remaining aircraft, with the remaining purchase price payable at delivery. As of March 31, 1999 and 1998, the Company had recorded fixed asset additions for $16.3 million and $11.0 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining three deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4-02 engines. The Company accepted delivery of the first two aircraft under this purchase agreement in
1998 and expects to accept delivery of the remaining three by the end of the second quarter of 1999. Upon delivery of each aircraft, the Company intends to complete certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach seating configuration of 307 seats. Such modifications are expected to require approximately 90 days from date of delivery of the unmodified aircraft from the seller. Two of these modified aircraft were placed into revenue service in January and May 1999, operating primarily in the commercial and military/government charter businesses. The remaining three aircraft are expected to enter revenue service in the last two quarters of 1999 and the first quarter of 2000. The Company expects that the total cost of the five modified aircraft, together with spare engines and spare parts, will be approximately $100.0 million. The Company has financed this purchase primarily through the issuance of unsecured notes in December 1998.

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

In the second and third quarters of 1998, the Company purchased and improved one Lockheed L-1011-100 aircraft, which was placed into revenue service in late July 1998.

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

In January 1999, the Company revised its revolving credit facility to provide a maximum of $75.0 million, including up to $25.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. The 1999 facility is subject to certain restrictive covenants.

As of March 31, 1999 the Company had no borrowings outstanding against this credit facility. However, the Company did have outstanding letters of credit secured by this facility aggregating $20.9 million. No amounts had been drawn against letters of credit at March 31, 1999.

Aircraft and Hushkit Purchase Commitments. The Company has signed purchase agreements to acquire eight Boeing 727-200ADV aircraft at agreed prices. Six of these aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased later in 1999, depending upon the exercise of lease extension options available to the current lessee. The Company intends to install engine hushkits on all of the Boeing 727-200 aircraft currently operated by the Company in order to meet federal Stage 3 noise regulations for its fleet by December 31, 1999. It currently plans to install eight hushkits prior to the end of 1999, as well as hushkits on the two aircraft on lease to another airline.

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

The third phase is renovation (now 74% complete), which includes the conversion, replacement or elimination of selected hardware platforms and devices, operating systems, databases, purchased software, utilities, and internal and external interfaces. Renovation requires the completion and documentation of software and hardware changes, development of replacement systems, and decommissioning systems to be eliminated. Renovation also includes the completion and documentation of unit testing, and the creation of a final test plan for system, integration and stress testing of all changes. Contingency plans will also be updated and completed, based upon completion of renovation efforts and unit test results.

The fourth phase is validation (now 66% complete), which includes user acceptance testing of all new or renovated components. Such testing is expected to validate Year 2000 operational readiness of the individual components, up to but not including testing of the integration of those components with other components sharing common interfaces or other interdependencies.

The fifth phase is implementation (now 60% complete), which includes integration testing of individual components as to interfaces and interdependencies with other components or elements of the Company's technology infrastructure.

With respect to the 693 computer infrastructure components, the Company has prepared approximately 136 individual project plans with tasks and milestones which define the work to be done to complete the five phases of Year 2000 readiness. A total of 81 plans are now complete. A total of 40 plans are currently in progress and are substantially on schedule for future completion. The remaining 15 plans have not yet commenced, but the Company expects to complete them prior to the end of 1999. Of the total hours of work included in the Company's 136 project plans, approximately 69% of such work is now complete.

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

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting Year 2000 standards, including computer and facilities infrastructure, vendor readiness, aircraft and airports, will be approximately $7.0 million. Such estimated cost includes approximately $2.5 million in capital expenditures to acquire new software and hardware to replace non-compliant computer devices, as well as approximately $4.5 million in labor and related expenses to perform all Year 2000 Project work to insure the readiness of remaining computer devices for operation after 1999. Approximately $4.7 million of this estimated cost has been incurred as of May 7, 1999, with the remaining $2.3 million to be incurred by the end of 1999. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all Year 2000 activities as testing and implementation proceeds through the end of 1999.

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

Forward-Looking Information

Information contained within and "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished as there are many risks associated with business, the airline industry and the Company specifically that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Amtran, Inc.
                        (Registrant)




Date   May 14, 1999     John P. Tague
                        John P. Tague
                        President and Chief Executive Officer
                        Director




Date   May 14, 1999     James W. Hlavacek
                        James W. Hlavacek
                        Executive Vice President, Chief Operating Officer
                          and President of ATA Training Corporation
                        Director




Date   May 14, 1999     Kenneth K. Wolff
                        Kenneth K. Wolff
                        Executive Vice President and Chief Financial Officer
                        Director