Form 10-Q
period 1999-06-30
AMTRAN INC
filed 1999-08-16
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999

                                       or

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

Common Stock, Without Par Value - 12,430,098 shares outstanding as of July 30, 1999

PART I - Financial Information
Item I - Financial Statements

                                      AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                         ------------------   -----------------
                              ASSETS                                         (Unaudited)
Current assets:
     Cash and cash equivalents ......................................     $        117,831    $        172,936
     Receivables, net of allowance for doubtful accounts
          (1999 - $1,554; 1998 - $1,163) ............................               38,734              24,921
     Inventories,  net ..............................................               29,181              19,567
     Prepaid expenses and other current assets ......................               32,361              25,604
                                                                         ------------------   -----------------
Total current assets ................................................              218,107             243,028

Property and equipment:
     Flight equipment ...............................................              676,509             557,302
     Facilities and ground equipment ................................               82,359              68,848
                                                                         ------------------   -----------------
                                                                                   758,868             626,150
     Accumulated depreciation .......................................            (329,137)           (296,818)
                                                                         ------------------   -----------------
                                                                                   429,731             329,332

Assets held for sale ...............................................                 7,176               7,176
Goodwill ...........................................................                21,452                   -
Deposits and other assets ..........................................                15,132              15,013
                                                                         ------------------   -----------------

Total assets .......................................................      $        691,598    $        594,549
                                                                         ==================   =================

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ..........................      $          1,476    $          1,476
     Accounts payable ..............................................                12,275               7,158
     Air traffic liabilities .......................................                97,951              76,662
     Accrued expenses ..............................................               112,468              98,548
                                                                         ------------------   -----------------
Total current liabilities                                                          224,170             183,844

Long-term debt, less current maturities ............................               253,006             245,195
Deferred income taxes ..............................................                64,088              52,620
Other deferred items ...............................................                13,173              10,139

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                          -                   -
     Common stock, without par value; authorized 30,000,000 shares;
         issued  12,701,817 - 1999; 12,374,577 - 1998 ..............                52,881              47,632
     Additional paid-in-capital ....................................                10,484              11,735
     Deferred compensation - ESOP ..................................                 (533)             (1,066)
     Treasury stock: 344,052 shares 1999; 193,506 shares 1998 ......               (5,245)             (1,881)
     Retained earnings .............................................                79,574              46,331
                                                                         ------------------   -----------------
                                                                                   137,161             102,751
                                                                         ------------------   -----------------

Total liabilities and shareholders' equity .........................      $        691,598    $        594,549
                                                                         ==================   =================

See accompanying notes.

PART I - Financial Information
Item I - Financial Statements

                                           AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                   1999               1998               1999               1998
                                            -----------------------------------   -----------------------------------
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Operating revenues:
   Scheduled service ................       $       164,010    $       131,594    $       308,279    $       249,483
   Charter ..........................                87,603             90,492            194,943            184,814
   Ground package ...................                20,888              5,100             36,446             11,537
   Other ............................                12,213             11,278             22,955             21,935
                                            ----------------   ----------------   ----------------   ----------------
Total operating revenues ............               284,714            238,464            562,623            467,769
                                            ----------------   ----------------   ----------------   ----------------

Operating expenses:
   Salaries, wages and benefits .....                61,778             52,607            122,577            102,353
   Fuel and oil .....................                38,084             35,307             73,662             72,085
   Depreciation and amortization ....                24,200             21,523             45,858             39,681
   Handling, landing and navigation
    fees ............................                22,912             17,772             45,311             35,277
   Aircraft maintenance, materials
    and repairs .....................                14,390             14,380             28,131             27,195
   Aircraft rentals .................                14,138             12,923             29,382             25,849
   Ground package cost ..............                12,413              4,341             25,635              9,888
   Crew and other employee travel ...                12,137             10,497             24,268             19,888
   Commissions ......................                10,280              7,375             19,950             14,588
   Passenger service ................                 8,889              8,509             18,461             16,712
   Other selling expenses ...........                 7,153              5,572             13,348             11,179
   Advertising ......................                 4,640              4,815             10,247              9,029
   Facility and other rentals .......                 3,507              2,238              6,662              4,609
   Other ............................                19,763             15,961             39,742             31,383
                                            ----------------   ----------------   ----------------   ----------------
Total operating expenses ............               254,284            213,820            503,234            419,716
                                            ----------------   ----------------   ----------------   ----------------

Operating income                                     30,430             24,644             59,389             48,053

Other income (expense):
   Interest income ..................                 1,400              1,176              3,163              2,218
   Interest (expense) ...............               (5,044)            (3,213)           (10,118)            (6,467)
   Other ............................                    41                 42              1,836                116
                                            ----------------   ----------------   ----------------   ----------------
Other expenses ......................               (3,603)            (1,995)            (5,119)            (4,133)
                                            ----------------   ----------------   ----------------   ----------------

Income before income taxes ..........                26,827             22,649             54,270             43,920
Income taxes ........................                10,122              8,854             21,025             17,726
                                            ----------------   ----------------   ----------------   ----------------
Net income ..........................        $       16,705     $       13,795     $       33,245     $       26,194
                                            ================   ================   ================   ================

Basic earnings per common share:
Average shares outstanding ..........            12,184,437         11,624,356         12,184,113         11,595,050
Net income per share ................        $         1.37     $         1.19     $         2.73     $         2.26
                                            ================   ================   ================   ================

Diluted earnings per common share:
Average shares outstanding ..........            13,488,056         13,159,403         13,521,459         12,631,404
Net income per share ................        $         1.24     $         1.05     $         2.46     $         2.07
                                            ================   ================   ================   ================


See accompanying notes.

PART I - Financial Information
Item I - Financial Statements

                                    AMTRAN, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                                                       Six Months Ended June 30,
                                                                      1999                   1998
                                                                  ------------------------------------
                                                                   (Unaudited)           (Unaudited)

Operating activities:

Net income ..............................................      $         33,245        $       26,194
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization ......................                45,858                39,681
     Deferred income taxes ..............................                11,468                11,708
     Other non-cash items ...............................                 1,563                   593
   Changes in operating assets and liabilities, net of
   effects from business acquistions:
      Receivables .......................................               (7,832)               (3,587)
      Inventories .......................................              (10,195)                 (533)
      Prepaid expenses ..................................               (1,932)               (1,273)
      Accounts payable ..................................                 2,725                 3,673
      Air traffic liabilities ...........................                 1,979                 3,405
      Accrued expenses ..................................                 8,605                11,419
                                                               -----------------      ----------------
    Net cash provided by operating activities ...........                85,484                91,280
                                                               -----------------      ----------------

Investing activities:

Proceeds from sales of property and equipment ...........                   223                 1,039
Capital expenditures ....................................             (144,084)              (67,025)
Acquisition of businesses, net of cash acquired .........                16,673                  -
Additions to other assets ...............................              (19,955)               (1,709)
                                                               -----------------      ----------------
   Net cash used in investing activities ................             (147,143)              (67,695)
                                                               -----------------      ----------------

Financing activities:

Purchase of treasury stock ..............................               (3,364)                 (121)
Issuance of stock .......................................                 2,216                  -
Payments on short-term debt .............................                   -                 (4,750)
Proceeds from long-term debt ............................                 7,942                  -
Payments on long-term debt ..............................                 (240)              (10,640)
                                                               -----------------      ----------------
   Net cash used in financing activities ................                 6,554              (15,511)
                                                               -----------------      ----------------

Increase (decrease) in cash and cash equivalents ........              (55,105)                 8,074
Cash and cash equivalents, beginning of period ..........               172,936               104,196
                                                               -----------------      ----------------
Cash and cash equivalents, end of period ................      $        117,831        $      112,270
                                                               =================      ================

Supplemental disclosures:

Cash payments for:
   Interest .............................................      $         11,996        $        7,206
   Income taxes (refunds) ...............................                 7,270                 3,942

Financing and investing activities not affecting cash:
   Issuance of common stock associated with
     business acquisitions ..............................      $          1,735       $          -

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

      The consolidated financial statements for the quarters ended June 30, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for the changes in accounting estimates described in footnote 2) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Changes in Accounting Estimates

       As is more fully described in footnote 13 to the Company's 1998 Annual Report on Form 10K, due to the addition of five long-range Lockheed L-1011-500 aircraft to its existing fleet of 13 owned Lockheed series 50 and 100 aircraft, in July 1998 the Company implemented a change in accounting estimate. The estimated useful lives of the series 50 and series 100 aircraft were extended to the end of 2004, and related salvage values were reduced as of this new common retirement date. This change in accounting estimate resulted in a reduction of depreciation expense of $991,000 and $1,887,000, respectively, in the second quarter and six months ended June 30, 1999, and resulted in increases in net income of $617,000 and $1,156,000 in the same periods. Basic and fully diluted earnings per share for the quarter ended June 30, 1999, were increased by $0.05, while basic and fully diluted earnings per share for the six months ended June 30, 1999, were increased by $0.09.

       In the first quarter of 1999, the Company purchased eight Boeing 727-200 aircraft which had previously been financed through leases accounted for as operating leases. As of the first quarter of 1999, the Company had also completed the re-negotiation of certain contract terms on its remaining 15 leased Boeing 727-200 aircraft which generally provided for the purchase of these aircraft at the end of their initial lease terms, extending from 1999 to 2003. The Company will complete the installation of hushkits on its entire fleet of 24 Boeing 727-200 aircraft by the end of 1999, which is necessary to comply with federal Stage III noise regulations, and which will permit the Company to operate these aircraft after that date.

       In the first quarter of 1999, the Company implemented a change in accounting estimate to extend the estimated useful lives of capitalized Boeing 727-200 airframes, engines, leasehold improvements and rotable parts from the end of the initial lease terms of the related aircraft to approximately 2010. This change in accounting estimate resulted in a reduction of depreciation expense of $888,000 and $1,775,000, respectively, in the second quarter and six months ended June 30, 1999, and resulted in an increase in net income of $553,000 and $1,087,000 in the same respective periods. Basic and fully diluted earnings per share for the quarter ended June 30, 1999, were increased by $0.05 and $0.04, respectively, while basic and fully diluted earnings per share for the six months ended June 30, 1999, were increased by $0.09 and $0.08.

3.    Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended June 30,
                                                                               1999 1998
                                                                ----------------------------------------

        Numerator:
            Net income                                              $16,705,000             $13,795,000
        Denominator:
            Denominator for basic earnings per
               share - weighted average shares                       12,184,437              11,624,356
            Effect of dilutive securities:
                Employee stock options                                1,303,619               1,534,045
                Unearned restricted shares                                    -                   1,002
                                                                ----------------     -------------------
            Dilutive potential common shares                          1,303,619               1,535,047
                                                                ================     -------------------
            Denominator for diluted earnings per
              share - adjusted weighted average shares               13,488,056              13,159,403
                                                                ================
                                                                                     ===================
            Basic earnings per share                                          $          $         1.19
                                                                           1.37
                                                                ================
                                                                                     ===================
            Diluted earnings per share                                        $          $         1.05
                                                                           1.24
                                                                ================     ===================



                                                                       Six Months Ended June 30,
                                                                               1999 1998
                                                                ----------------------------------------

        Numerator:
            Net income                                              $33,245,000             $26,194,000
        Denominator:
            Denominator for basic earnings per
               share - weighted average shares                       12,184,113              11,595,050
            Effect of dilutive securities:
                Employee stock options                                1,337,346               1,035,352
                Unearned restricted shares                                    -                   1,002
                                                                ----------------     -------------------
            Dilutive potential common shares                          1,337,346               1,036,354
                                                                ----------------     -------------------
            Denominator for diluted earnings per
              share - adjusted weighted average shares               13,521,459              12,631,404
                                                                ================     ===================
            Basic earnings per share                                          $          $         2.26
                                                                           2.73
                                                                ================     ===================
            Diluted earnings per share                                        $          $         2.07
                                                                           2.46
                                                                ================     ===================

4.      Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and outstanding stock of T. G. Shown Associates, Inc., which owns 50% of the Amber Air Freight partnership. The other 50% of the partnership was already owned by the Company. The partnership earned operating income for the second quarter and six months ended June 30, 1999, of approximately $1.2 million and $2.3 million, respectively, of which approximately $0.6 million and $1.1 million, respectively, was incremental to the Company as a result of the acquisition.

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"). This Detroit-based independent tour operator primarily offers package tours to destinations in Mexico and the Caribbean, including Aruba, Cancun and Puerto Vallarta. ATA has been providing passenger airline services to TCI for over 14 years. TCI had sales in 1998 of over $53.0 million. In the quarter and six months ended June 30, 1999, TCI's results of operations, beginning February 1999, were consolidated into the Company, which generated additional operating revenues of approximately $8.4 million and $23.3 million, respectively, and additional operating expenses of approximately $8.1 million and $21.9 million, respectively, as compared to the same periods of 1998.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area using the brand name of Key Tours, serving such leisure travel destinations as Las Vegas and Florida. ATA has been providing passenger airline services to Key Tours for over 15 years. Key Tours had consolidated operating revenues of approximately $73.0 million in 1998. In the quarter and six months ended June 30, 1999, the results of operations, beginning May 1999, of the newly acquired Key Tours brand were consolidated into the Company, which generated additional operating revenues of approximately $7.9 million and operating expenses of approximately $8.3 million, as compared to the same periods of 1998.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"). Beginning in April 1997 the Company had entered into a code-share agreement with Chicago Express to operate passenger airline services between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids using Jetstream 31 propeller aircraft. The agreement was expanded to include Lansing and Madison in October 1997. Under the agreement, the Company paid Chicago Express a fixed fee per flight for providing aircraft, crews, insurance and maintenance, while the Company provided all other services, including marketing, reservations, fuel and ground handling. In the second quarter and six months ended June 30, 1999, Chicago Express' results of operations, beginning May 1999, were consolidated into the Company, replacing the fixed fee per flight previously recorded by the Company, which generated no material change to operating expenses.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Six Months Ended June 30, 1999, Versus Quarter and Six Months Ended June 30, 1998

Overview

Amtran, Inc. and subsidiaries (the "Company") is a leading provider of scheduled airline services in certain targeted markets and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 26 years and is the eleventh largest U.S. airline in terms of 1998 revenues. ATA provides scheduled service through nonstop and connecting flights from Chicago-Midway, Honolulu, Indianapolis and San Juan to destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S.
military.

In the second quarter of 1999, the Company generated record operating earnings and net income as compared to any quarter in the Company's 26-year history. Although all business units performed well during this period, scheduled service continued to generate the strongest overall growth in pricing and traffic of the Company's major business units. Scheduled service revenue per available seat mile ("RASM") increased 8.5% and 7.2%, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998. Scheduled service available seat miles ("ASMs") increased 14.9% and 15.2%, respectively, between the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, and load factor increased to 80.0% in the 1999 second quarter, as compared to 78.0% in the second quarter of 1998.

Results of Operations

For the quarter ended June 30, 1999, the Company earned $30.4 million in operating income, an increase of 23.6% as compared to operating income of $24.6 million in the second quarter of 1998; and the Company earned $16.7 million in net income in the second quarter of 1999, an increase of 21.0% as compared to net income of $13.8 million in the second quarter of 1998. Operating revenues increased 19.4% to $284.7 million in the second quarter of 1999, as compared to $238.5 million in the same period of 1998. Consolidated RASM increased 15.0% to
7.82 cents in the 1999 second quarter, as compared to 6.80 cents in the second quarter of 1998. Operating expenses increased 18.9% to $254.3 million in the second quarter of 1999, as compared to $213.8 million in the comparable period of 1998. Consolidated operating cost per ASM ("CASM") increased 14.4% to 6.98 cents in the second quarter of 1999, as compared to 6.10 cents in the second quarter of 1998.

For the six months ended June 30, 1999, the Company earned $59.4 million in operating income, an increase of 23.5% as compared to operating income of $48.1 million in the comparable period of 1998; and the Company earned $33.2 million in net income in the six months ended June 30, 1999, an increase of 26.7% as compared to net income of $26.2 million in the same period of 1998. Operating revenues increased 20.3% to $562.6 million in the six months ended June 30, 1999, as compared to $467.8 million in the same period of 1998. Consolidated RASM increased 12.2% to 7.64 cents in the six months ended June 30, 1999, as compared to 6.81 cents in the same period of 1998. Operating expenses increased 19.9% to $503.2 million in the six months ended June 30, 1999, as compared to $419.7 million in the comparable period of 1998. Consolidated operating cost per ASM ("CASM") increased 11.8% to 6.83 cents in the six months ended June 30, 1999, as compared to 6.11 cents in the same period of 1998.

Much of the change in RASM and CASM between periods was a result of the additional revenues and expenses derived from acquired businesses for which no additional ASMs were generated. See further explanation under "Results of Operations in Cents per ASM."

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                 Cents Per ASM                           Cents Per ASM
                                                          Three Months Ended June 30,              Six Months Ended June 30,

                                                           1999                1998                 1999                1998
                                                           ----                ----                 ----                ----

Total operating revenues                                   7.82                6.80                 7.64                6.81

Operating expenses:
    Salaries, wages and benefits                           1.70                1.50                 1.66                1.49
    Fuel and oil                                           1.05                1.01                 1.00                1.05
    Depreciation and amortization                          0.66                0.61                 0.62                0.58
    Handling, landing and navigation fees                  0.63                0.51                 0.62                0.51
    Aircraft maintenance, materials and repairs            0.39                0.41                 0.38                0.40
    Aircraft rentals                                       0.39                0.37                 0.40                0.38
    Ground package cost                                    0.34                0.12                 0.35                0.14
    Crew and other employee travel                         0.33                0.30                 0.33                0.29
    Commissions                                            0.28                0.21                 0.27                0.21
    Passenger service                                      0.24                0.24                 0.25                0.24
    Other selling expenses                                 0.20                0.16                 0.18                0.16
    Advertising                                            0.13                0.14                 0.14                0.13
    Facility and other rentals                             0.10                0.06                 0.09                0.07
    Other                                                  0.54                0.46                 0.54                0.46
                                                           ----                ----                 ----                ----

Total operating expenses                                   6.98                6.10                 6.83                6.11
                                                           ----                ----                 ----                ----

Operating income                                           0.84                0.70                 0.81                0.70
                                                           ----                ----                 ----                ----

ASMs (in thousands)                                     3,641,682            3,507,906           7,364,717           6,870,936

The Company's consolidated measures of RASM and CASM in 1999 are impacted by the addition of Travel Charter and Key Tours, because these companies contribute significant operating revenue and expense to consolidated results, without increasing ASMs. The following tables compare actual consolidated RASM and CASM, adjusted to exclude acquired tour operator revenues and expenses:


1999 ACTUAL VS. 1999 ADJUSTED*           Three Months Ended June 30, 1999                 Six Months Ended June 30, 1999
                                         --------------------------------                 ------------------------------
                                        Actual       Adjusted*        Difference     Actual         Adjusted*      Difference
Operating revenue (in millions)           $284.7          $268.4      ($16.3)           $562.6          $531.4          ($31.2)
RASM (in cents)                             7.82            7.37       (0.45)             7.64            7.22           (0.42)

Operating expense (in millions)           $254.3          $237.8      ($16.5)           $503.2          $473.1          ($30.1)
CASM (in cents)                             6.98            6.53       (0.45)             6.83            6.42           (0.41)




1999 ADJUSTED* VS. 1998 ACTUAL             Three Months Ended June 30,                      Six Months Ended June 30,
                                           ---------------------------                      -------------------------
                                     1999 Adjusted*   1998 Actual       Change     1999 Adjusted*   1998 Actual      Change
Operating revenue (in millions)           $268.4          $238.5       12.5%            $531.4         $467.8             13.6%
RASM (in cents)                             7.37            6.80        8.4%              7.22           6.81              6.0%

Operating expense (in millions)           $237.8          $213.8       11.2%            $473.1         $419.7             12.7%
CASM (in cents)                             6.53            6.10        7.0%              6.42           6.11              5.1%

ASMs (in millions)                       3,641.7         3,507.9        3.8%           7,364.7        6,870.9              7.2%

*Adjusted to exclude Travel Charter and Key Tours, which were acquired during the first half of 1999.

This financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of Travel Charter and Key Tours not been consummated, nor are they necessarily indicative of future operating results. Furthermore, the information pertaining to Travel Charter and Key Tours is based upon unaudited interim financial information.

Consolidated Flight Operations and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express Airlines, Inc. as the ATA Connection. The Company acquired Chicago Express on April 30, 1999.

                                                        Three Months Ended June 30,
                                      ----------------------------------------------------------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                12,386          11,696              690            5.90
Departures J31(a)                              4,413           4,166              247            5.93
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        16,799          15,862              937            5.91
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               38,913          36,763            2,150            5.85
Block Hours J31                                4,484           3,975              509           12.81
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       43,397          40,738            2,659            6.53
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            2,691,221       2,491,215          200,006            8.03
RPMs J31 (000s)                                9,276           8,122            1,154           14.21
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    2,700,497       2,499,337          201,160            8.05
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            3,627,250       3,494,628          132,622            3.80
ASMs J31 (000s)                               14,432          13,278            1,154            8.69
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    3,641,682       3,507,906          133,776            3.81
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                74.19           71.29             2.90            4.07
Load Factor J31                                64.27           61.17             3.10            5.07
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        74.16           71.25             2.91            4.08
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,768,184       1,567,967          200,217           12.77
Passengers Enplaned J31                       52,587          46,455            6,132           13.20
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,820,771       1,614,422          206,349           12.78
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              284,714         238,464           46,250           19.40
RASM in cents (h)                               7.82            6.80             1.02           15.00
CASM in cents (i)                               6.98            6.10             0.88           14.43
Yield in cents (j)                             10.54            9.54             1.00           10.48

  See footnotes (a) through (j) on pages 12-13.



                                                         Six Months Ended June 30,
                                      ----------------------------------------------------------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                24,892          22,874            2,018            8.82
Departures J31(a)                              8,493           7,880              613            7.78
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        33,385          30,754            2,631            8.55
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               77,915          72,369            5,546            7.66
Block Hours J31                                8,650           7,525            1,125           14.95
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       86,565          79,894            6,671            8.35
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            5,370,250       4,879,598          490,652           10.06
RPMs J31 (000s)                               17,277          14,234            3,043           21.38
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    5,387,527       4,893,832          493,695           10.09
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            7,337,338       6,845,718          491,620            7.18
ASMs J31 (000s)                               27,379          25,218            2,161            8.57
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    7,364,717       6,870,936          493,781            7.19
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                73.19           71.28             1.91            2.68
Load Factor J31                                63.10           56.44             6.66           11.80
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        73.15           71.23             1.92            2.70
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    3,527,288       3,094,616          432,672           13.98
Passengers Enplaned J31                       98,920          80,785           18,135           22.45
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            3,626,208       3,175,401          450,807           14.20
                                      --------------- --------------- ---------------- ---------------

Revenue $(000s)                              562,623         467,769           94,854           20.28
RASM in cents (h)                               7.64            6.81             0.83           12.19
CASM in cents (i)                               6.83            6.11             0.72           11.78
Yield in cents (j)                             10.44            9.56             0.88            9.21

(a) Chicago Express Airlines, Inc. ("Chicago Express") provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison as the ATA Connection, using Jetstream 31 ("J31") propeller aircraft. Prior to becoming a wholly owned subsidiary of the Company on April 30, 1999, Chicago Express had provided these services under a code share agreement.

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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express Airlines, Inc. as the ATA Connection. The Company acquired Chicago Express on April 30, 1999.

                                                      Three Months Ended June 30,
                                      ----------------------------------------------------------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 8,925           7,736            1,189           15.37
Departures J31(a)                              4,413           4,166              247            5.93
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        13,338          11,902            1,436           12.07
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               26,411          23,000            3,411           14.83
Block Hours J31                                4,484           3,975              509           12.81
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       30,895          26,975            3,920           14.53
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,753,968       1,486,947          267,021           17.96
RPMs J31 (000s)                                9,276           8,122            1,154           14.21
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,763,244       1,495,069          268,175           17.94
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            2,189,212       1,904,080          285,132           14.97
ASMs J31 (000s)                               14,432          13,278            1,154            8.69
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    2,203,644       1,917,358          286,286           14.93
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                80.12           78.09             2.03            2.60
Load Factor J31                                64.27           61.17             3.10            5.07
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        80.01           77.98             2.03            2.60
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,271,731       1,053,061          218,670           20.77
Passengers Enplaned J31                       52,587          46,455            6,132           13.20
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,324,318       1,099,516          224,802           20.45
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             164,010         131,594           32,416           24.63
RASM in cents (h)                               7.44            6.86             0.58            8.45
Yield in cents (j)                              9.30            8.80             0.50            5.68
Rev per segment $ (k)                         123.84          119.68             4.16            3.48

See footnotes (a) through (j) on pages 12-13.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

                                                         Six Months Ended June 30,
                                      ----------------------------------------------------------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                17,338          14,831            2,507           16.90
Departures J31(a)                              8,493           7,880              613            7.78
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        25,831          22,711            3,120           13.74
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               50,677          44,085            6,592           14.95
Block Hours J31                                8,650           7,525            1,125           14.95
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       59,327          51,610            7,717           14.95
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            3,274,120       2,777,708          496,412           17.87
RPMs J31 (000s)                               17,277          14,234            3,043           21.38
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    3,291,397       2,791,942          499,455           17.89
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            4,175,510       3,623,122          552,388           15.25
ASMs J31 (000s)                               27,379          25,218            2,161            8.57
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    4,202,889       3,648,340          554,549           15.20
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                78.41           76.67             1.74            2.27
Load Factor J31                                63.10           56.44             6.66           11.80
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        78.31           76.53             1.78            2.33
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    2,407,385       1,992,846          414,539           20.80
Passengers Enplaned J31                       98,920          80,785           18,135           22.45
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            2,506,305       2,073,631          432,674           20.87
                                      --------------- --------------- ---------------- ---------------

Revenues $(000s)                             308,279         249,483           58,796           23.57
RASM in cents (h)                               7.33            6.84             0.49            7.16
Yield in cents (j)                              9.37            8.94             0.43            4.81
Rev per segment $ (k)                         123.00          120.31             2.69            2.24

See footnotes (a) through (j) on pages 12-13. See footnote (k) on page 14.

Scheduled service revenues in the second quarter of 1999 increased 24.6% to $164.0 million from $131.6 million in the second quarter of 1998; and scheduled service revenues in the six months ended June 30, 1999, increased 23.6% to $308.3 million from $249.5 million in the same period of 1998. Scheduled service revenues comprised 57.6% and 54.8%, respectively, of consolidated revenues in the quarter and six months ended June 30, 1999, as compared to 55.2% and 53.3%, respectively, of consolidated revenues in the same periods of 1998.

The Company's second quarter 1999 scheduled service at Chicago-Midway accounted for approximately 57.7% of scheduled service ASMs and 77.7% of scheduled service departures, as compared to 51.9% and 73.2%, respectively, in the second quarter of 1998. On May 1, 1998, the Company began nonstop flights to Dallas- Ft. Worth and Denver, both of which were served during the entire second quarter of 1999. On July 7, 1998, the Company began nonstop service to New York's La Guardia Airport, which service continued throughout the second quarter of 1999. On May 1, 1999, the Company began nonstop service to Philadelphia, which was not served during the second quarter of 1998. In addition to these new services, the Company served the following existing jet markets in both quarters: Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport, Orlando, Phoenix, St. Petersburg, San Francisco and Sarasota. The Company also had a code- share agreement with Chicago Express under which Chicago Express operated 19-seat Jetstream 31 propeller aircraft between
Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which continues to operate these services as a wholly owned subsidiary of the Company.

The Company's operation at Chicago-Midway continues to be the fastest growing portion of the scheduled service business in 1999. The Company will operate a peak schedule of 67 daily jet and commuter departures from Chicago-Midway and will serve 22 destinations on a nonstop basis in the summer of 1999, as compared to 57 peak daily departures and 21 nonstop destinations served in the summer of 1998. In 1998, the Company completed a $1.3 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company also presently expects to occupy 12 jet gates and one commuter aircraft gate at the new Chicago-Midway terminal which is presently scheduled for completion in 2004, as compared to the six jet gates currently occupied in the existing terminal.

The Company's Hawaii service accounted for 18.3% of scheduled service ASMs and 4.6% of scheduled service departures in the second quarter of 1999, as compared to 21.8% and 5.4%, respectively, in the second quarter of 1998. The Company provided nonstop services in both periods from Los Angeles and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The remaining seats on these flights are distributed through normal scheduled service channels. The Company also provides nonstop service from Phoenix to Honolulu which is distributed in a similar manner but through a different tour operator. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 14.4% of scheduled service ASMs and 10.9% of scheduled service departures in the second quarter of 1999, as compared to 16.2% and 12.4%, respectively, in the second quarter of 1998. In both quarters, the Company operated nonstop to Cancun, Ft.Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Montego Bay (seasonal), Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 26 years through the Ambassadair Travel Club and in scheduled service since 1986.

On June 9, 1999, nonstop service commenced between Ft. Lauderdale and San Juan, and on June 16, 1999, nonstop service was begun between New York's Kennedy Airport and San Juan. On June 3 and 4, 1999, ATA began seasonal nonstop service between New York's John F. Kennedy International Airport and Dublin and Shannon, Ireland.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 21.1% and 23.7%, respectively, of consolidated revenues in the quarter and six months ended June 30, 1999, as compared to 22.8% and 24.7%, respectively, in the comparable periods of 1998.

During the last several years, the Company has deployed additional aircraft into its rapidly growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company is addressing its seat capacity limitations in the commercial and military/government charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their 10-to-11 hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. In July 1998, the Company committed to the purchase of five such aircraft. The Company placed two of these aircraft into revenue service in January and May 1999, and expects to place the three remaining aircraft into service in the last two quarters of 1999 and the first quarter of 2000. The deployment of these five aircraft into the Company's fleet will significantly increase the available seat capacity for the charter business units beginning in the year 2000, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet. These new aircraft will also supply much of the additional seat capacity which the Company anticipates needing to operate its expanded military/government business for the contract year beginning October 1, 1999.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.


                                                      Three Months Ended June 30,
                                    ----------------------------------------------------------------
                                              1999             1998       Inc (Dec)     % Inc (Dec)
                                    --------------- ---------------- --------------- ---------------
Departures (b)                               2,543            2,397             146            6.09
Block Hours (c)                              8,971            7,977             994           12.46
RPMs (000s) (d)                            738,735          678,854          59,881            8.82
ASMs (000s) (e)                            968,419          903,487          64,932            7.19
Passengers Enplaned (g)                    444,378          406,622          37,756            9.29
Revenue $(000s)                             60,100           54,382           5,718           10.51
RASM in cents (h)                             6.21             6.02            0.19            3.16

                                                       Six Months Ended June 30,
                                    ----------------------------------------------------------------
                                              1999             1998       Inc (Dec)     % Inc (Dec)
                                    --------------- ---------------- --------------- ---------------
Departures (b)                               5,431            5,052             379            7.50
Block Hours (c)                             19,104           17,050           2,054           12.05
RPMs (000s) (d)                          1,657,021        1,506,569         150,452            9.99
ASMs (000s) (e)                          2,085,750        1,934,247         151,503            7.83
Passengers Enplaned (g)                  1,006,966          915,455          91,511           10.00
Revenue $(000s)                            133,434          115,686          17,748           15.34
RASM in cents (h)                             6.40             5.98            0.42            7.02

See footnotes (b) through (h) on pages 12-13.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low- frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $46.2 million and $101.1 million, respectively, in revenues in the quarter and six months ended June 30, 1999, as compared to $42.8 million and $94.1 million, respectively, in the comparable periods of 1998.

Specialty charter is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $10.4 million and $18.9 million, respectively, in revenues in the quarter and six months ended June 30, 1999, as compared to $9.4 million and $16.4 million, respectively, in the comparable periods of 1998.

MilitarylGovernment Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.


                           Three Months Ended June 30,
                                 ---------------------------------------------------------------
                                           1999            1998       Inc (Dec)     % Inc (Dec)
                                 --------------- --------------- --------------- ---------------
Departures (b)                              882           1,240           (358)         (28.87)
Block Hours (c)                           3,431           4,794         (1,363)         (28.43)
RPMs (000s) (d)                         191,038         254,940        (63,902)         (25.07)
ASMs (000s) (e)                         458,055         598,186       (140,131)         (23.43)
Passengers Enplaned (g)                  47,611          59,519        (11,908)         (20.01)
Revenue $(000s)                          27,503          36,110         (8,607)         (23.84)
RASM in cents (h)                          6.00            6.04          (0.04)          (0.66)



                            Six Months Ended June 30,
                                 ---------------------------------------------------------------
                                           1999            1998       Inc (Dec)     % Inc (Dec)
                                 --------------- --------------- --------------- ---------------
Departures (b)                            2,063           2,459           (396)         (16.10)
Block Hours (c)                           7,961           9,357         (1,396)         (14.92)
RPMs (000s) (d)                         426,442         487,301        (60,859)         (12.49)
ASMs (000s) (e)                       1,056,809       1,113,841        (57,032)          (5.12)
Passengers Enplaned (g)                 105,935         118,156        (12,221)         (10.34)
Revenue $(000s)                          61,509          69,128         (7,619)         (11.02)
RASM in cents (h)                          5.82            6.21          (0.39)          (6.28)

See footnotes (b) through (h) on pages 12-13.

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

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair Club members and through its ATA Vacations subsidiary to its scheduled service passengers. In the second quarter of 1999, ground package revenues increased 309.8% to $20.9 million, as compared to $5.1 million in the second quarter of 1998, and in the six months ended June 30, 1999, ground package revenues increased 216.5% to $36.4 million, as compared to $11.5 million in the same period of 1998.

Effective January 31, 1999, the Company completed the acquisition of TCI in Detroit, Michigan (see footnote 4). TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. The Company has had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $5.8 million and $13.8 million, respectively, of the increases in ground package revenues in the quarter and six months ended June 30, 1999, were attributable to the incremental ground package revenues of TCI, none of which revenues were included in the Company's results of operations in the same periods of 1998.

Effective April 30, 1999, the Company completed the purchase of Key Tours, Inc, and affiliated companies, also a tour operator serving the Detroit metropolitan area (see footnote 4). Key Tours provides tour packages, including ground arrangements, to such leisure destinations as Las Vegas and Florida. The Company has had a relationship with Key Tours as a major provider of passenger airline services for over 15 years. Approximately $9.1 million of the increase in ground package revenues in the quarter ended June 30, 1999, was attributable to the incremental ground package revenues of Key Tours, none of which revenues were included in the Company's results of operations in the same period of 1998.

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

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 8.0% to $12.2 million in the second quarter of 1999, as compared to $11.3 million in the second quarter of 1998, and increased 5.0% to $23.0 million in the six months ended June 30, 1999, as compared to $21.9 million in the same period of 1998. In both respective sets of periods, the Company's other revenues increased due to higher revenues earned in non-passenger airline businesses, especially cargo revenues which increased significantly due to the acquisition of Amber Air Freight at the beginning of the year (see footnote 4).

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 1999 increased 17.5% to $61.8 million from $52.6 million in the second quarter of 1998, and in the six months ended June 30, 1999, increased 19.7% to $122.6 million from $102.4 million in the same period of 1998.

The Company increased its average equivalent employees by approximately 15.5% and 14.8%, respectively, between the quarter and six months ended June 30, 1999, and the comparable periods of 1998 in order to appropriately staff the growth in ASMs flown between periods. This growth was most significant in categories of employees which are influenced directly by flight activity. Some employment growth in the first six months of 1999 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities, and in other staff groups primarily involved in delivering services to the Company's customers.

The Company's salaries, wages and benefits expense in the quarter and six months ended June 30, 1999, also increased by approximately $1.7 million and $2.2 million, respectively, as compared to the same periods of 1998, due to the acquisition of new businesses in 1998 (see footnote 4).

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits) increased by approximately 5.9% and 6.5%, respectively, between the second quarters and six-month periods ended June 30, 1999 and 1998. In addition to the Company's annual merit pay increases granted to employee groups in both periods, in late 1998 the Company granted several special pay increases to airport customer service agents and reservations agents to maintain these pay scales at competitive market rates.

Fuel and Oil. Fuel and oil expense increased 7.9% to $38.1 million in the second quarter of 1999, as compared to $35.3 million in the second quarter of 1998, and increased 2.2% to $73.7 million in the six months ended June 30, 1999, as compared to $72.1 million in the same period of 1998. The Company consumed 6.1% and 9.2%, respectively, more gallons of jet fuel for flying operations between the second quarters and six-month periods ended June 30, 1999 and 1998, which resulted in an increase in fuel expense of approximately $2.3 million and $6.7 million, respectively, between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 38,913 jet block hours in the second quarter of 1999, as compared to 36,763 jet block hours in the second quarter of 1998, and flew 77,915 jet block hours in the six months ended June 30, 1999, as compared to 72,369 jet block hours in the same period of 1998.

The percentage change in fuel consumption between the first six months of 1999 and 1998 was greater than the percentage change in block hour growth for the same periods, since block hour growth in the first half of 1999 was concentrated in the wide-body Lockheed L-1011 fleet, which consumes approximately twice the gallons of jet fuel per block hour as compared to the narrow-body Boeing 727-200 and Boeing 757-200 aircraft.

During the second quarter of 1999, the Company's average cost per gallon of jet fuel consumed increased by 2.0% as compared to the second quarter of 1998, resulting in an increase in fuel and oil expense of approximately $0.7 million between periods. During the six months ended June 30, 1999, the average cost per gallon of jet fuel decreased by 7.8% as compared to the first six months of 1998, resulting in a decrease in fuel and oil expense of approximately $6.2 million between periods.

During the first six months of 1999 and 1998, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases. The Company recorded approximately $0.6 million in reduced fuel and oil expense under its second quarter 1999 hedge contracts as compared to its second quarter 1998 hedge contracts, while there was no significant difference in hedge-related fuel and oil expense between the six-month periods ended June 30, 1999 and 1998. As of June 30, 1999, the Company does not have any fuel price hedge agreements in effect.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 12.6% to $24.2 million in the second quarter of 1999, as compared to $21.5 million in the second quarter of 1998, and increased 15.6% to $45.9 million in the six months ended June 30, 1999, as compared to $39.7 million in the same period of 1998.

Depreciation expense attributable to owned airframes and leasehold improvements increased $2.3 million and $3.5 million, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998. The Company owned nine Boeing 727-200 aircraft during most of the first six months of 1999 which were financed through operating leases in the first six months of 1998, thereby increasing depreciation expense on airframes between periods. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $1.5 million and $2.4 million, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998.

Amortization of capitalized engine and airframe overhauls increased $3.1 million and $6.6 million, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, seven of which were delivered new from the manufacturer between late 1995 and late 1998, are not presently generating any engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased $2.2 million and $2.6 million, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

As is more fully explained in footnote 2, certain changes in accounting estimates for depreciation have been made by the Company. Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. The effect of this change in estimate was to reduce depreciation expense in the quarter and six months ended June 30, 1999, by $1.0 million and $1.9 million, respectively, as compared to the same periods of 1998. In addition, effective January 1, 1999, the Company extended the estimated useful lives of capitalized Boeing 727-200 airframes, engines and improvements, all leasehold improvements, and all rotable parts associated with by the Boeing 727-200 fleet, and reduced the associated estimated salvage values. The effect of this change in estimate was to reduce depreciation expense in the quarter and six months ended June 30, 1999, by $0.9 million and $1.8 million, respectively, as compared to the same periods of 1998.

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

Handling, landing and navigation fees increased by 28.7% to $22.9 million in the second quarter of 1999, as compared to $17.8 million in the second quarter of 1998, and increased 28.3% to $45.3 million in the six months ended June 30, 1999, as compared to $35.3 million in the same period of 1998. The total number of system-wide jet departures between the second quarters of 1999 and 1998 increased by 5.9% to 12,386 from 11,696, and the total number of system-wide jet departures between the six-month periods ended June 30, 1999 and 1998 increased by 8.8% to 24,892 from 22,874. Many of these departures were to destinations with significantly higher handling costs and landing fees. The Company also incurred approximately $0.6 million and $1.5 million, respectively, in higher deicing costs in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, attributable to more severe winter weather in 1999 than in 1998. Additionally, the Company recorded approximately $0.4 million and $0.8 million, respectively, in additional cargo handling expenses in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, due to the acquisition of T.G. Shown Associates, Inc. in January 1999 (see footnote
4).

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for C-checks and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense was unchanged at $14.4 million in the second quarters of 1999 and 1998, and increased 3.3% to $28.1 million in the six months ended June 30, 1999, as compared to $27.2 million in the same period of 1998.

The Company performed approximately the same number of C-checks on its fleet during the first six months of 1999 and 1998. The cost of materials consumed and components repaired in association with such checks and other maintenance activity decreased by $0.4 million between the second quarters of 1999 and 1998, and increased by $0.8 million in the six months ended June 30, 1999, as compared to the same period of 1998. The Company also recorded approximately $0.7 million in lower lease return condition expenses in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, due to the re-negotiation of certain aircraft lease return conditions between years.

Aircraft Rentals. Aircraft rentals expense for the second quarter of 1999 increased 9.3% to $14.1 million from $12.9 million in the second quarter of 1998, and in the six months ended June 30, 1999, increased 14.0% to $29.4 million, as compared to $25.8 million in the same period of 1998. The Company was leasing three additional Boeing 757-200 aircraft in the first six months of 1999, as compared to the same period of 1998, adding $3.1 million and $6.2 million, respectively, to aircraft rentals expense in the quarter and six months ended June 30, 1999, as compared to the same periods of the prior year.

The Company also owned nine Boeing 727-200 aircraft during most of the first six months of 1999 which had been financed through operating leases during the first six months of 1998, thereby reducing aircraft rentals expense by $2.0 million and $2.9 million, respectively, in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers, as well as to customers of Travel Charter and Key Tours, which were acquired by the Company in the first six months of 1999 (see footnote 4). Ground package cost increased 188.4% to $12.4 million in the second quarter of 1999, as compared to $4.3 million in the second quarter of 1998 and increased 158.6% to $25.6 million in the six months ended June 30, 1999, as compared to $9.9 million in the same period of 1998. Approximately $7.2 million and $14.1 million, respectively, of these increases were attributable to the operations of Travel Charter and Key Tours in the quarter and six months ended June 30, 1999, none of which costs were included in the Company's results of operations in the first six months of 1998.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world.

The cost of crew and other employee travel increased 15.2% to $12.1 million in the second quarter of 1999, as compared to $10.5 million in the second quarter of 1998, and increased 22.1% to $24.3 million in the six months ended June 30, 1999, as compared to $19.9 million in the same period of 1998.

The average hotel cost per full-time-equivalent crew member increased 22.6% in the second quarter of 1999, as compared to the same period of 1998, and increased 21.2% in the six months ended June 30, 1999, as compared to the same period in 1998. Such hotel costs increased due to both higher room rates paid in 1999, and due to aircraft flow changes implemented in mid-1998 which resulted in more crews terminating their daily flying away from their home bases in the first two quarters of 1999 than in the first two quarters of 1998.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 39.2% to $10.3 million in the second quarter of 1999, as compared to $7.4 million in the second quarter of 1998, and increased 37.0% to $20.0 million in the six months ended June 30, 1999, as compared to $14.6 million in the same period of 1998.

Approximately $2.0 million and $4.1 million, respectively, of the increases in commissions in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, were attributable to commissions paid to travel agents by Travel Charter and Key Tours, which were acquired during the first half of 1999 (see footnote 4). Such commissions were not included in the Company's results of operations in the first half of 1998.

Scheduled service commissions expense increased by $1.1 million and $1.6 million, respectively, between the quarter and six months periods ended June 30, 1999 and 1998, due to the corresponding increase in commissionable revenues earned between periods.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 1999 and 1998, catering represented 84.8% and 85.5%, respectively, of total passenger service expense, while catering represented 83.0% and 84.8%, respectively, of total passenger service expense for the six month periods ended June 30, 1999 and 1998.

The total cost of passenger service increased 4.7% to $8.9 million in the second quarter of 1999, as compared to $8.5 million in the second quarter of 1998, and increased 10.8% to $18.5 million in the six months ended June 30, 1999, as compared to $16.7 million in the same period of 1998. The Company experienced decreases of approximately 8.3% and 6.7%, respectively, in the average unit cost of catering each passenger between the quarters and six months ended June 30, 1999 and 1998, primarily because in the first half of 1999 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $0.7 million and $1.0 million, respectively, in catering expense in the quarter and six months ended June 30, 1999, as compared to the same periods of 1998. Total jet passengers boarded, however, increased 12.8% and 14.0%, respectively, between the same time periods, resulting in approximately $0.9 million and $1.9 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 28.6% to $7.2 million in the second quarter of 1999, as compared to $5.6 million in the same period of 1998, and increased 18.8% to $13.3 million in the six months ended June 30, 1999, as compared to the same period of 1998. All such selling expenses increased due to growth in the scheduled service and tour operator business units between periods.

Advertising. Advertising expense decreased 4.2% to $4.6 million in the second quarter of 1999, as compared to $4.8 million in the second quarter of 1998, but increased 13.3% to $10.2 million in the six months ended June 30, 1999, as compared to the same period of 1998. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in the first six months of 1999, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 59.1% to $3.5 million in the second quarter of 1999, as compared to $2.2 million in the second quarter of 1998, and increased 45.7% to $6.7 million in the six months ended June 30, 1999, as compared to $4.6 million in the same period of 1998. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Other Operating Expenses. Other operating expenses increased 23.8% to $19.8 million in the second quarter of 1999, as compared to $16.0 million in the second quarter of 1998, and increased 26.4% to $39.7 million in the six months ended June 30, 1999, as compared to $31.4 million in the same period of 1998. These increases for the quarter and six months ended June 30, 1999, as compared to the same periods of 1998, were primarily attributable to the cost of passenger air transportation purchased by Travel Charter and Key Tours from air carriers other than the Company during the first half of 1999, none of which expense was included in the Company's results of operations in the first half of 1998 (see footnote 4).

Interest Income and Expense. Interest expense in the quarter and six months ended June 30, 1999, increased to $5.0 million and $10.1 million, respectively, as compared to $3.2 million and $6.5 million, respectively, in the same periods of 1998. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1998 of $125.0 million in principal amount of 9.625% unsecured senior notes. Interest expense of $3.0 million and $6.0 million, respectively, was recorded in the quarter and six months ended June 30, 1999, for these notes, which was not incurred in the first six months of 1998.

Interest expense in the quarter and six months ended June 30, 1999, was $0.7 million lower and $1.4 million lower, respectively, than in the comparable periods of 1998 due to more interest being capitalized primarily on Boeing 757-200 and Lockheed L-1011-500 fleet acquisitions, and was $0.5 million lower and $1.0 million lower, respectively, due to the repayment of a note payable secured by a Boeing 757-200 aircraft, which had been outstanding during the first six months of 1998.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.4 million and $3.2 million, respectively, in higher interest income in the quarter and six months ended June 30, 1999, as compared to $1.2 million and $2.2 million, respectively, in the same periods of 1998, when less cash was available for such investment.

Other Income. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Amtran, Inc.) that elected to participate in the offering. The Company recorded a gain of $1.7 million, or $1.0 million after tax, in the first quarter of 1999.

Income Tax Expense. In the quarter and six months ended June 30, 1999, the Company recorded $10.1 million and $21.0 million, respectively, in income tax expense applicable to $26.8 million and $54.3 million, respectively, of pre-tax income for those periods, while in the quarter and six months ended June 30, 1998, income tax expense of $8.9 million and $17.7 million, respectively, was recorded on pre-tax income of $22.6 million and 43.9 million, respectively. The effective tax rates applicable to the quarter and six months ended June 30, 1999 were 37.7% and 38.7%, respectively, as compared to 39.1% and 40.4%, respectively, for the same periods of 1998. Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of 45% of amounts paid for crew per diem. The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes decreases as amounts of pre-tax income increase.

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

In the six months ended June 30, 1999 and 1998, net cash provided by operating activities was $85.5 million and $91.3 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings, higher depreciation and amortization, growth in air traffic liabilities, higher accrued expenses and other factors.

Net cash used in investing activities was $147.1 million and $67.7 million, respectively, in the six months ended June 30, 1999 and 1998. Such amounts primarily included capital expenditures totaling $144.1 million and $67.0 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled for future delivery. In addition, included in capital expenditures for the six months ended June 30, 1999, were approximately $38.0 million for the purchase of nine Boeing 727-200 aircraft, and approximately $33.7 million for the purchase and modification of Lockheed L-1011-500 aircraft. Also in the first six months of 1999, the Company had expenditures of $15.3 million associated with the acquisitions of Travel Charter, Key Tours, Chicago Express and T.G. Shown Associates, Inc. (see footnote 4).

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 11 total aircraft to be delivered between 1995 and 2000. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited to provide RB211-535E4 engines to power the new Boeing 757-200 aircraft. With the eleventh delivery, the Company will have purchased 22 installed engines and two spare engines to support this fleet. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. The Company accepted delivery of the first seven aircraft under these agreements between September 1995 and December 1998, all of which were financed under leases accounted for as operating leases. The aggregate purchase price under these two agreements for the remaining four aircraft is approximately $50.0 million per aircraft, subject to escalation. The final four deliveries are scheduled for September 1999, October 1999 and two in June 2000. Advanced payments totaling approximately $26.4 million ($6.6 million per aircraft) are required prior to delivery of the four remaining aircraft, with the remaining purchase price payable at delivery. As of June 30, 1999 and 1998, the Company had recorded fixed asset additions for $16.3 million and $12.6 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining four deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4-02 engines. The Company accepted delivery of the first three aircraft under this purchase agreement between August 1998 and June 1999, and expects to accept delivery of the remaining two aircraft by the end of the 3rd quarter of 1999. Upon delivery of each aircraft, the Company intends to complete certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach seating configuration of 307 seats. Such modifications are expected to require approximately 90 days from date the aircraft begins the modification process. Two modified aircraft were placed into revenue service in January and May 1999, operating primarily in the commercial and military/government charter businesses. The remaining three modified aircraft are expected to enter revenue service in the last two quarters of 1999 and the first quarter of 2000. The Company expects that the total cost of the five modified aircraft, together with spare engines and spare parts, will be approximately $100.0 million. The Company has financed this purchase primarily through the issuance of unsecured notes in December 1998.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note. The note required monthly payments of $400,000 in principal and interest from October 15, 1997, through September 1999, with the balance due at maturity. The Company re-financed this aircraft through a sale/leaseback transaction in December 1998, at which time the note was repaid in full. The new lease initially expires in December 1999, but the lessor has exercised its right to leave the aircraft with the Company for one additional year at a reduced rental amount. The lessor, who has the right to extend the lease for one more year, may "call" the aircraft with six months notice to the Company.

In the second quarter of 1999, the Company completed the construction of a 120,000 square foot Maintenance and Operations Center immediately adjacent to the Company's maintenance hangar at Indianapolis International Airport. In June 1999, the Company issued an $8.0 million 15-year mortgage on the Maintenance and Operations Center. The mortgage requires monthly principal and interest payments of $77,844.

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

As of June 30, 1999, the Company had no borrowings outstanding against this credit facility. However, the Company did have outstanding letters of credit secured by this facility aggregating $21.1 million. No amounts had been drawn against letters of credit at June 30, 1999.

Aircraft and Hushkit Purchase Commitments. The Company has signed purchase agreements to acquire seven Boeing 727-200ADV aircraft. Five of those aircraft are currently leased by the Company. The other two aircraft, currently on lease to another airline, may be purchased later in 1999, depending upon the exercise of lease extension options available to the current lessee. The Company intends to install engine hushkits on all of the Boeing 727-200 aircraft currently operated by the Company in order to meet federal Stage 3 noise regulations for its fleet by December 31, 1999. It currently plans to install seven hushkits prior to the end of 1999, as well as hushkits on the two aircraft on lease to another airline.

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

During the course of its inventory, the Company identified approximately 693 separate computer infrastructure components which are used to support various aspects of its world-wide operations. Such components include software packages (both purchased and internally developed), operating systems for computers, computer hardware and peripheral devices, local and wide-area communications networks, aircraft computers and components, and a variety of other items of technology infrastructure, including those associated with the operation of properties and facilities. The Company then classified each of these components using an internal scale to designate the seriousness and immediacy of impact to the Company should the component fail due to lack of Year 2000 readiness.

The Company's Year 2000 Project involves the completion of five specific phases of work. The first, or awareness phase (now 100% complete), included the creation of a Year 2000 Project team, development of written standards and processes for the Year 2000 Project, communications to Company employees about the Year 2000 Problem and the Company's approach to addressing it, creation of Year 2000 compliance standards for newly acquired technology components, and written standards and procedures for Year 2000 Project status reporting.

The second phase of inventory and assessment (now 100% complete) included such activities as creating an inventory of all technology infrastructure components used by the Company, developing standards for assessing and ranking Year 2000 risk for such components, completing risk assessments for all components, providing Year 2000 readiness standards for such components, development of a critical vendor database, development of renovation standards and guidelines, development of testing standards and guidelines, creation of a dedicated testing environment, developing an inventory of tools needed to complete assessment, conversion and testing of components, development of Year 2000 resource budgets and completion of high-level contingency plans. With respect to the 693 computer components included in the Company's initial inventory, 65 project plans were developed to address high-risk components, and 72 project plans were developed to address low-risk components.

The third phase is renovation (now 100% complete with respect to high-risk components and 75% complete with respect to low-risk components), which includes the conversion, replacement or elimination of selected hardware platforms and devices, operating systems, databases, purchased software, utilities, and internal and external interfaces. Renovation requires the completion and documentation of software and hardware changes, development of replacement systems and decommissioning systems to be eliminated. Renovation also includes the completion and documentation of unit testing and the creation of a final test plan for system, integration and stress testing of all changes. Contingency plans will also be updated and completed, based upon completion of renovation efforts and unit test results.

The fourth phase is validation (now 97% complete with respect to high-risk components and 60% complete with respect to low-risk components), which includes user acceptance testing of all new or renovated components. Such testing is expected to validate Year 2000 operational readiness of the individual components, up to but not including testing of the integration of those components with other components sharing common interfaces or other interdependencies.

The fifth phase is implementation (now 97% complete with respect to high-risk components, and 50% complete with respect to low-risk components), which includes integration testing of individual components as to interfaces and interdependencies with other components or elements of the Company's technology infrastructure.

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

Under the Company's vendor readiness plan, significant Company vendors have been grouped according to the expected safety, operations or financial impacts from a loss of access to essential goods or services due to the vendor failing to become Year 2000 ready, and the expected time and effort which would be required to replace the Year 2000-defective vendor with a Year 2000 ready vendor. Under this classification system, the Company has identified 619 "tier 3" vendors whose lack of Year 2000 readiness and the resulting loss of essential goods and services could create immediate and severe safety, operations or financial impact to the Company, with replacement of such vendors taking considerable time and effort. Approximately 600 of the "tier 3" vendors have now been certified by the Company as meeting its Year 2000 readiness standards, with the remainder currently undergoing certification review.

The Company has further classified 397 vendors as "tier 2" vendors, which could pose some operations or financial concerns to the Company should they be non-Year-2000 compliant, but which impacts would not be immediate and for which only moderate time and effort would be required to locate compliant replacement vendors. Approximately 350 of the "tier 2" vendors have now been determined by the Company as meeting its Year 2000 readiness standards, with the remainder currently undergoing a follow-up process.

All remaining vendors (totaling over 2,000) have been classified as "tier 1" vendors, the loss of which would pose only minor inconveniences to the Company in the event that they should fail to meet Year 2000 readiness, and all of which could be easily replaced with alternative vendors.

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

The Company has identified approximately 150 domestic and international airports that are now scheduled, or potentially could be scheduled by the Company at a future time, for flight arrivals and departures during the final two weeks of 1999 and the first four weeks of 2000. As a member of the Air Transport Association Year 2000 Airports Sub-Committee, the Company is actively involved in an industry-wide process to verify the Year 2000 readiness of domestic and international airports and associated air traffic control systems. To date, the Company has received Year 2000 readiness information on the majority of the 150 targeted airports and on over half of the targeted air traffic control systems. The Company has also communicated directly with business partners and suppliers at targeted airports, and receives regular updates on Year 2000 readiness status from internal and industry sources. Although this information has improved the Company's ability to evaluate the risks to the Company of non-compliant airports and air traffic control systems, the Company cannot currently predict to what degree, if any, such airports and air traffic control systems will fail to meet Year 2000 readiness standards. The Company's contingency plans for non-compliant airports and air traffic control systems include possible changes to flight schedules, among other things.

Under the direction of the Air Transport Association Year 2000 Committee, a separate evaluation of aviation-related federal agencies is also in progress. This evaluation includes the Year 2000 readiness of the Federal Aviation Administration, particularly with respect to the operation of the domestic air traffic control system; the Department of Transportation; the Immigration and Naturalization Service; and the National Weather Service. Based upon representations made by such federal agencies, they expect to be able to provide uninterrupted services to the air transportation industry, including the Company, during the year 2000. Efforts of the Air Transport Association Year 2000 Committee are directed toward completing an independent verification of readiness of these agencies.

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting Year 2000 standards, including computer and facilities infrastructure, vendor readiness, aircraft and airports, will be approximately $6.5 million. Such estimated cost includes approximately $2.2 million in capital expenditures to acquire new software and hardware to replace Year 2000-defective computer devices, as well as approximately $4.3 million in labor and related expenses to perform all Year 2000 Project and vendor-readiness work. Approximately $5.2 million of this estimated cost has been incurred as of July 20, 1999, with the remaining $1.3 million to be incurred by the end of 1999. It is possible that the Company will determine that additional costs beyond those estimated above will be required to complete all Year 2000 activities as testing and implementation proceeds through the end of 1999.

Year 2000 Risks and Contingency Plans. The Company believes that its computer infrastructure project plans and vendor readiness plan, together with its participation on the Air Transport Association Year 2000 Sub-Committee, will mitigate all significant risks of business and operational disruption arising from Year 2000-defective computer components. However, the Company cannot be assured that domestic and foreign air transportation infrastructure upon which it depends, such as airports and air traffic control systems, will be fully compliant with Year 2000 requirements by the end of 1999, in which case the Company could suffer serious disruptions to business processes and operations.

The Company has developed a number of high-level contingency plans addressing how it would respond to specific Year 2000 issues arising from non-compliant computer infrastructure components, vendors and government agencies. Between now and the end of 1999, such contingency plans will be refined and tested. Contingency plans include such strategies as securing alternative vendors and preparing for manual workarounds, where feasible.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 11, 1999, the Company held its Annual Meeting of Shareholders, during which the following matters were submitted to a vote of shareholders.

(1) The following individuals were elected as Directors of the Company.

              Director Name                               Votes For                               Votes Against

J. George Mikelsons                                       11,906,552                                  19,798
John P. Tague                                             11,906,128                                  20,222
Kenneth K. Wolff                                          11,906,344                                  20,006
James W. Hlavacek                                         11,905,828                                  20,522
William P. Rogers, Jr.                                    11,906,757                                  19,593
Robert A. Abel                                            11,910,757                                  15,593
Andrejs P. Stipnieks                                      11,910,657                                  15,693

(2) The accounting firm of Ernst & Young LLP was retained as independent auditors of the Company for the 1999 fiscal year; 11,916,290 votes were cast for; 4,935 votes were cast against; and 5,125 votes were withheld.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.
(b) None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Amtran, Inc.
                           (Registrant)




Date     August 15, 1999    John P. Tague
                            John P. Tague
                            President and Chief Executive Officer
                            Director




Date    August 15, 1999     James W. Hlavacek
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer and President of ATA Training Corporation
                            Director




Date    August 15, 1999     Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                            Director