Form 10-Q/A
period 1999-06-30
AMTRAN INC
filed 1999-10-26
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                            Explanatory Note

The following amendment to the June 30, 1999 10-Q of Amtran, Inc. (the "Company") reflects a reclassification of approximately $4.7 million from ground package revenue to charter revenue. While not material to the consolidated financial statements, the reclassification more accurately reflects the operations of the Company's newly acquired tour operators.

Except for references to ground revenue and charter revenue in Items 1 and 2, no other information included in the original report of Form 10-Q is amended by this amendment.

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

PART I - Financial Information
Item I - Financial Statements

                                           AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                   1999               1998               1999               1998
                                            -----------------------------------   -----------------------------------
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Operating revenues:
   Scheduled service ................       $       164,010    $       131,594    $       308,279    $       249,483
   Charter ..........................                92,360             90,492            199,700           184,814
   Ground package ...................                16,131              5,100             31,689             11,537
   Other ............................                12,213             11,278             22,955             21,935
                                            ----------------   ----------------   ----------------   ----------------
Total operating revenues ............               284,714            238,464            562,623            467,769
                                            ----------------   ----------------   ----------------   ----------------

Operating expenses:
   Salaries, wages and benefits .....                61,778             52,607            122,577            102,353
   Fuel and oil .....................                38,084             35,307             73,662             72,085
   Depreciation and amortization ....                24,200             21,523             45,858             39,681
   Handling, landing and navigation
    fees ............................                22,912             17,772             45,311             35,277
   Aircraft maintenance, materials
    and repairs .....................                14,390             14,380             28,131             27,195
   Aircraft rentals .................                14,138             12,923             29,382             25,849
   Ground package cost ..............                12,413              4,341             25,635              9,888
   Crew and other employee travel ...                12,137             10,497             24,268             19,888
   Commissions ......................                10,280              7,375             19,950             14,588
   Passenger service ................                 8,889              8,509             18,461             16,712
   Other selling expenses ...........                 7,153              5,572             13,348             11,179
   Advertising ......................                 4,640              4,815             10,247              9,029
   Facility and other rentals .......                 3,507              2,238              6,662              4,609
   Other ............................                19,763             15,961             39,742             31,383
                                            ----------------   ----------------   ----------------   ----------------
Total operating expenses ............               254,284            213,820            503,234            419,716
                                            ----------------   ----------------   ----------------   ----------------

Operating income                                     30,430             24,644             59,389             48,053

Other income (expense):
   Interest income ..................                 1,400              1,176              3,163              2,218
   Interest (expense) ...............               (5,044)            (3,213)           (10,118)            (6,467)
   Other ............................                    41                 42              1,836                116
                                            ----------------   ----------------   ----------------   ----------------
Other expenses ......................               (3,603)            (1,995)            (5,119)            (4,133)
                                            ----------------   ----------------   ----------------   ----------------

Income before income taxes ..........                26,827             22,649             54,270             43,920
Income taxes ........................                10,122              8,854             21,025             17,726
                                            ----------------   ----------------   ----------------   ----------------
Net income ..........................        $       16,705     $       13,795     $       33,245     $       26,194
                                            ================   ================   ================   ================

Basic earnings per common share:
Average shares outstanding ..........            12,184,437         11,624,356         12,184,113         11,595,050
Net income per share ................        $         1.37     $         1.19     $         2.73     $         2.26
                                            ================   ================   ================   ================

Diluted earnings per common share:
Average shares outstanding ..........            13,488,056         13,159,403         13,521,459         12,631,404
Net income per share ................        $         1.24     $         1.05     $         2.46     $         2.07
                                            ================   ================   ================   ================


See accompanying notes.

PART I - Financial Information
Item I - Financial Statements

                                    AMTRAN, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                                                       Six Months Ended June 30,
                                                                      1999                   1998
                                                                  ------------------------------------
                                                                   (Unaudited)           (Unaudited)

Operating activities:

Net income ..............................................      $         33,245        $       26,194
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization ......................                45,858                39,681
     Deferred income taxes ..............................                11,468                11,708
     Other non-cash items ...............................                 1,563                   593
   Changes in operating assets and liabilities, net of
   effects from business acquisitions:
      Receivables .......................................               (7,832)               (3,587)
      Inventories .......................................              (10,195)                 (533)
      Prepaid expenses ..................................               (1,932)               (1,273)
      Accounts payable ..................................                 2,725                 3,673
      Air traffic liabilities ...........................                 1,979                 3,405
      Accrued expenses ..................................                 8,605                11,419
                                                               -----------------      ----------------
    Net cash provided by operating activities ...........                85,484                91,280
                                                               -----------------      ----------------

Investing activities:

Proceeds from sales of property and equipment ...........                   223                 1,039
Capital expenditures ....................................             (144,084)              (67,025)
Acquisition of businesses, net of cash acquired .........                16,673                  -
Additions to other assets ...............................              (19,955)               (1,709)
                                                               -----------------      ----------------
   Net cash used in investing activities ................             (147,143)              (67,695)
                                                               -----------------      ----------------

Financing activities:

Purchase of treasury stock ..............................               (3,364)                 (121)
Issuance of stock .......................................                 2,216                  -
Payments on short-term debt .............................                   -                 (4,750)
Proceeds from long-term debt ............................                 7,942                  -
Payments on long-term debt ..............................                 (240)              (10,640)
                                                               -----------------      ----------------
   Net cash used in financing activities ................                 6,554              (15,511)
                                                               -----------------      ----------------

Increase (decrease) in cash and cash equivalents ........              (55,105)                 8,074
Cash and cash equivalents, beginning of period ..........               172,936               104,196
                                                               -----------------      ----------------
Cash and cash equivalents, end of period ................      $        117,831        $      112,270
                                                               =================      ================

Supplemental disclosures:

Cash payments for:
   Interest .............................................      $         11,996        $        7,206
   Income taxes (refunds) ...............................                 7,270                 3,942

Financing and investing activities not affecting cash:
   Issuance of common stock associated with
     business acquisitions ..............................      $          1,735       $          -

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

  See footnotes (a) through (j) on pages 14-15.



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

See footnotes (i) and (j) on page 15.

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

See footnotes (a) through (j) on pages 14-15.

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

See footnotes (a) through (j) on pages 14-15. See footnote (k) on page 16.

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

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 22.8% and 24.6%, respectively, of consolidated revenues in the quarter and six months ended June 30, 1999, as compared to 22.8% and 24.6%, respectively, in the comparable periods of 1998.

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


                                                      Three Months Ended June 30,
                                    ----------------------------------------------------------------
                                              1999             1998       Inc (Dec)     % Inc (Dec)
                                    --------------- ---------------- --------------- ---------------
Departures (b)                               2,543            2,397             146            6.09
Block Hours (c)                              8,971            7,977             994           12.46
RPMs (000s) (d)                            738,735          678,854          59,881            8.82
ASMs (000s) (e)                            968,419          903,487          64,932            7.19
Passengers Enplaned (g)                    444,378          406,622          37,756            9.29
Revenue $(000s)                             64,857           54,382          10,475           19.26
RASM in cents (h)                             6.70             6.02            0.68           11.30

                                                       Six Months Ended June 30,
                                    ----------------------------------------------------------------
                                              1999             1998       Inc (Dec)     % Inc (Dec)
                                    --------------- ---------------- --------------- ---------------
Departures (b)                               5,431            5,052             379            7.50
Block Hours (c)                             19,104           17,050           2,054           12.05
RPMs (000s) (d)                          1,657,021        1,506,569         150,452            9.99
ASMs (000s) (e)                          2,085,750        1,934,247         151,503            7.83
Passengers Enplaned (g)                  1,006,966          915,455          91,511           10.00
Revenue $(000s)                            138,191          115,686          22,505           19.45
RASM in cents (h)                             6.63             5.98            0.65           10.87

See footnotes (b) through (h) on pages 14-15.

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

See footnotes (b) through (h) on pages 14-15.

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

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair Club members and through its ATA Vacations subsidiary to its scheduled service passengers. In the second quarter of 1999, ground package revenues increased 216.3% to $16.1 million, as compared to $5.1 million in the second quarter of 1998, and in the six months ended June 30, 1999, ground package revenues increased 174.7% to $31.7 million, as compared to $11.5 million in the same period of 1998.

Effective January 31, 1999, the Company completed the acquisition of TCI in Detroit, Michigan (see footnote 4). TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. The Company has had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $4.9 million and $12.9 million, respectively, of the increases in ground package revenues in the quarter and six months ended June 30, 1999, were attributable to the incremental ground package revenues of TCI, none of which revenues were included in the Company's results of operations in the same periods of 1998.

Effective April 30, 1999, the Company completed the purchase of Key Tours, Inc, and affiliated companies, also a tour operator serving the Detroit metropolitan area (see footnote 4). Key Tours provides tour packages, including ground arrangements, to such leisure destinations as Las Vegas and Florida. The Company has had a relationship with Key Tours as a major provider of passenger airline services for over 15 years. Approximately $5.3 million of the increase in ground package revenues in the quarter ended June 30, 1999, was attributable to the incremental ground package revenues of Key Tours, none of which revenues were included in the Company's results of operations in the same period of 1998.

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


                            Amtran, Inc.
                            (Registrant)




Date   October 26, 1999     John P. Tague
                            John P. Tague
                            President and Chief Executive Officer
                            Director




Date   October 26, 1999     James W. Hlavacek
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer and President of ATA Training Corporation
                            Director




Date   October 26, 1999     Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                            Director