Form 10-Q
period 1999-09-30
AMTRAN INC
filed 1999-11-15
CIK 898904

United States Securities and Exchange Commission
                              Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999
                                          or

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

Common Stock, Without Par Value - 12,297,769 shares outstanding as of November 1, 1999


                                       AMTRAN, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)

                                                                         September 30,          December 31,
                                                                             1999                   1998
                                                                     -------------------   --------------------
                               ASSETS                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                        $         109,151    $            172,936
     Receivables, net of allowance for doubtful accounts
          (1999 - $1,568; 1998 - $1,163)                                         36,743                  24,921
     Inventories,  net                                                           33,101                  19,567
     Prepaid expenses and other current assets                                   29,278                  25,604
                                                                     -------------------   ---------------------
Total current assets                                                            208,273                 243,028

Property and equipment:
     Flight equipment                                                           735,616                 557,302
     Facilities and ground equipment                                             89,190                  68,848
                                                                     -------------------   ---------------------
                                                                                824,806                 626,150
     Accumulated depreciation                                                 (348,568)               (296,818)
                                                                     -------------------   ---------------------
                                                                                476,238                 329,332

Assets held for sale                                                              7,176                   7,176
Goodwill                                                                         23,009                       -
Deposits and other assets                                                        32,086                  15,013
                                                                     -------------------   ---------------------

Total assets                                                          $         746,782    $            594,549
                                                                     ===================   =====================

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $           1,476    $              1,476
     Accounts payable                                                            15,625                   7,158
     Air traffic liabilities                                                     91,418                  76,662
     Accrued expenses                                                           124,336                  98,548
                                                                     -------------------   ---------------------
Total current liabilities                                                       232,855                 183,844

Long-term debt, less current maturities                                         282,894                 245,195
Deferred income taxes                                                            68,986                  52,620
Other deferred items                                                             13,215                  10,139

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none                              -                       -
issued
     Common stock, without par value;  authorized 30,000,000
shares;
         issued 12,699,983 - 1999; 12,374,577 - 1998                             55,348                  47,632
     Additional paid-in-capital                                                   9,245                  11,735
     Deferred compensation - ESOP                                                 (533)                 (1,066)
     Treasury stock: 344,052 shares - 1999;  193,506 shares                     (8,504)                 (1,881)
1998
     Retained earnings                                                           93,276                  46,331
                                                                     -------------------   ---------------------

                                                                                148,832                 102,751
                                                                     -------------------   ---------------------

Total liabilities and shareholders' equity                            $         746,782    $            594,549
                                                                     ===================   =====================


See accompanying notes.



                                                         AMTRAN, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Dollars in thousands, except per share data)

                                                    Three Months Ended September 30,              Nine Months Ended September 30,
                                                          1999                1998                    1999                1998
                                                  --------------------------------------        ------------------------------------
                                                      (Unaudited)          (Unaudited)             (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service                              $        172,598    $         134,973         $       480,877    $        384,456
   Charter                                                 103,031               92,949                 302,731             277,763
   Ground package                                           14,876                6,092                  46,565              17,629
   Other                                                    12,416                8,400                  35,371              30,335
                                                  -----------------   ------------------        ----------------   -----------------
Total operating revenues                                   302,921              242,414                 865,544             710,183
                                                  -----------------   ------------------        ----------------   -----------------

Operating expenses:
   Salaries, wages and benefits                             64,732               53,442                 187,309             155,795
   Fuel and oil                                             50,571               35,554                 124,233             107,639
   Depreciation and amortization                            26,609               18,612                  72,467              58,293
   Handling, landing and navigation fees                    25,618               22,226                  70,929              57,503
   Aircraft maintenance, materials and                      14,301               14,446                  42,432              41,641
repairs
   Aircraft rentals                                         14,020               13,400                  43,402              39,249
   Crew and other employee travel                           13,396               11,330                  37,664              31,218
   Ground package cost                                      12,007                5,097                  37,642              14,985
   Passenger service                                        11,822               10,159                  30,283              26,871
   Commissions                                              10,121                6,933                  30,071              21,521
   Other selling expenses                                    7,677                5,272                  21,025              16,451
   Facility and other rentals                                3,441                2,382                  10,103               6,991
   Advertising                                               3,340                4,392                  13,587              13,421
   Other                                                    18,196               16,272                  57,938              47,655
                                                  -----------------   ------------------        ----------------   -----------------
Total operating expenses                                   275,851              219,517                 779,085             639,233
                                                  -----------------   ------------------        ----------------   -----------------

Operating income                                            27,070               22,897                  86,459              70,950

Other income (expense):
   Interest income                                           1,363                1,106                   4,526               3,324
   Interest (expense)                                      (5,295)              (3,204)                (15,413)             (9,671)
   Other                                                        46                   49                   1,882                 165
                                                  -----------------   ------------------        ----------------   -----------------
Other expenses                                             (3,886)              (2,049)                 (9,005)             (6,182)
                                                  -----------------   ------------------        ----------------   -----------------

Income before income taxes                                  23,184               20,848                  77,454              64,768
Income taxes                                                 9,484                8,415                  30,509              26,141
                                                  -----------------   ------------------        ----------------   -----------------
Net income                                          $       13,700      $        12,433         $        46,945     $        38,627
                                                  =================   ==================        ================   =================

Basic earnings per common share:
Average shares outstanding                              12,409,820           11,766,933              12,260,175          11,654,875
Net income per share                                $         1.10      $          1.06         $          3.83     $          3.31
                                                  =================   ==================        ================   =================

Diluted earnings per common share:
Average shares outstanding                              13,566,468           13,496,911              13,537,288          12,922,105
Net income per share                                $         1.01      $          0.92         $          3.47     $          2.99
                                                  =================   ==================        ================   =================


See accompanying notes.



                                 AMTRAN, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                               Nine Months Ended September 30,
                                                                  1999                  1998
                                                          --------------------------------------
                                                               (Unaudited)             (Unaudited)

Operating activities:

Net  income                                               $           46,945       $     38,627
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                    72,467             58,293
     Deferred income taxes                                            16,366             18,121
     Other non-cash items                                              3,083                295
   Changes in operating assets and liabilities, net
of
         effects from business acquisitions:
      Receivables                                                    (5,841)            (3,167)
      Inventories                                                   (14,638)            (2,183)
      Prepaid expenses                                                 1,151            (1,641)
      Accounts payable                                                 6,075              5,133
      Air traffic liabilities                                        (4,554)                117
      Accrued expenses                                                20,439             18,275
                                                          -------------------     --------------
    Net cash provided by operating activities                        141,493            131,870
                                                          -------------------     --------------

Investing activities:

Proceeds from sales of property and equipment                            234              1,061
Capital expenditures                                               (217,680)          (115,636)
Acquisition of businesses, net of cash acquired                       16,673             -
Additions to other assets                                           (38,886)            (1,065)
                                                          -------------------     --------------
   Net cash used in investing activities                           (239,659)          (115,640)
                                                          -------------------     --------------

Financing activities:

Proceeds from sale of common stock                                     3,439              1,624
Purchase of treasury stock                                           (6,623)              (121)
Payments on short-term debt                                         -                   (4,750)
Proceeds from long-term debt                                          38,942              6,000
Payments on long-term debt                                           (1,377)           (12,372)
                                                          -------------------     --------------
   Net cash provided by (used in) financing                           34,381            (9,619)
activities
                                                          -------------------     --------------

Increase (decrease) in cash and cash equivalents                    (63,785)              6,611
Cash and cash equivalents, beginning of period                       172,936            104,196
                                                          -------------------     --------------
Cash and cash equivalents, end of period                  $          109,151       $    110,807
                                                          ===================     ==============

Supplemental disclosures:

Cash payments for:
   Interest                                               $           17,790       $     13,311
   Income taxes                                                       10,636              6,412

Financing and investing activities not affecting cash:
   Issuance of common stock associated with
      business acquisitions                                            1,735             -

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

      The consolidated financial statements for the quarters ended September 30, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for the changes in accounting estimates described in footnote 2) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Changes in Accounting Estimates

       As is more fully described in footnote 13 to the Company's 1998 Annual Report on Form 10K, due to the addition of five long-range Lockheed L-1011-500 aircraft to its existing fleet of 13 owned Lockheed series 50 and 100 aircraft, in July 1998 the Company implemented a change in accounting estimate. The estimated useful lives of the series 50 and series 100 aircraft were extended to the end of 2004, and related salvage values were reduced as of this new common retirement date. This change in accounting estimate resulted in a reduction of depreciation expense of $1,374,000 and $3,261,000, respectively, in the third quarter and nine months ended September 30, 1999, and resulted in increases in net income of $812,000 and $1,976,000 in the same periods. Basic and diluted earnings per share for the quarter ended September 30, 1999, were increased by $0.07 and $0.06, respectively, while basic and diluted earnings per share for the nine months ended September 30, 1999, were increased by $0.16 and $0.15.

       In the first quarter of 1999, the Company purchased eight Boeing 727-200 aircraft which had previously been financed through leases accounted for as operating leases. As of the first quarter of 1999, the Company had also completed the re-negotiation of certain contract terms on its remaining 15 leased Boeing 727-200 aircraft which generally provided for the purchase of these aircraft at the end of their initial lease terms, extending from 1999 to 2003. The Company will complete the installation of hushkits on its entire fleet of 24 Boeing 727-200 aircraft by the end of 1999, which is necessary to comply with federal Stage III noise regulations and which will permit the Company to operate these aircraft after that date.

       In the first quarter of 1999, the Company implemented a change in accounting estimate to extend the estimated useful lives of capitalized Boeing 727-200 airframes, engines, leasehold improvements and rotable parts from the end of the initial lease terms of the related aircraft to approximately 2010. This change in accounting estimate resulted in a reduction of depreciation expense of $783,000 and $2,558,000, respectively, in the third quarter and nine months ended September 30, 1999, and resulted in an increase in net income of $462,000 and $1,550,000 in the same respective periods. Basic and diluted earnings per share for the quarter ended September 30, 1999, were increased by $0.04 and $0.03, respectively, while basic and diluted earnings per share for the nine months ended September 30, 1999, were increased by $0.13 and $0.11.

3.    Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended September 30,
                                                                        1999                     1998
                                                                ------------------------------------------

         Numerator:
             Net income                                                 $13,700,000            $12,433,000
         Denominator:
             Denominator for basic earnings per
                 share - weighted average shares                         12,409,820             11,766,933
             Effect of dilutive securities:
                 Employee stock options                                   1,156,648              1,729,978
                                                               --------------------- ----------------------
             Denominator for diluted earnings per
                 share - adjusted weighted average shares                13,566,468             13,496,911
                                                               ===================== ======================
         Basic earnings per share                                             $1.10                  $1.06
                                                               ===================== ======================
         Diluted earnings per share                                           $1.01                  $0.92
                                                               ===================== ======================


                                                                       Nine Months Ended September 30,
                                                                          1999                    1998
                                                                ------------------------------------------

         Numerator:
             Net income                                                 $46,945,000            $38,627,000
         Denominator:
             Denominator for basic earnings per
                 share - weighted average shares                         12,260,175             11,654,875
             Effect of dilutive securities:
                 Employee stock options                                   1,277,113              1,267,230
                                                               --------------------- ----------------------
             Denominator for diluted earnings per
                 share - adjusted weighted average shares                13,537,288             12,922,105
                                                               ===================== ======================
         Basic earnings per share                                             $3.83                  $3.31
                                                               ===================== ======================
         Diluted earnings per share                                           $3.47                  $2.99
                                                               ===================== ======================


4.     Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and outstanding stock of T. G. Shown Associates, Inc., which owns 50% of the Amber Air Freight partnership. The other 50% of the partnership was already owned by the Company. The partnership earned operating income for the third quarter and nine months ended September 30, 1999, of approximately $1.3 million and $3.6 million, respectively, of which approximately $0.7 million and $1.8 million, respectively, was incremental to the Company as a result of the acquisition.

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"). This Detroit-based independent tour operator primarily offers package tours to destinations in Mexico and the Caribbean, including Aruba, Cancun and Puerto Vallarta. ATA has been providing passenger airline services to TCI for over 14 years. TCI had sales in 1998 of over $53.0 million. TCI's results of operations, beginning February 1999, were consolidated into the Company, which generated additional operating revenues in the quarter and nine months ended September 30, 1999, of approximately $3.3 million and $26.5 million, respectively, and additional operating expenses of approximately $4.1 million and $26.0 million, respectively, as compared to the same periods of 1998.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area using the brand name of Key Tours, serving such leisure travel destinations as Las Vegas and Florida. ATA has been providing passenger airline services to Key Tours for over 15 years. Key Tours had consolidated operating revenues of approximately $73.0 million in 1998. The results of operations, beginning May 1999, of the newly acquired Key Tours brand were consolidated into the Company, which generated additional operating revenues in the quarter and nine months ended September 30, 1999, of approximately $9.9 million and $17.8 million, respectively, and operating expenses of approximately $9.3 million and $17.6 million, respectively, as compared to the same periods of 1998.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"). Beginning in April 1997 the Company had entered into a code-share agreement with Chicago Express to operate passenger airline services between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids using Jetstream 31 propeller aircraft. The agreement was expanded to include Lansing and Madison in October 1997. Under the code-share agreement, the Company paid Chicago Express a fixed fee per flight for providing aircraft, crews, insurance and maintenance, while the Company provided all other services, including marketing, reservations, fuel and ground handling. Chicago Express' results of operations, beginning May 1999, were consolidated into the Company, replacing the fixed fee per flight previously recorded by the Company, which generated no material change to operating expenses. The operating revenues associated with these operations were already reflected in the Company's results of operations.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 1999, Versus Quarter and Nine Months Ended September 30, 1998

Overview

Amtran, Inc. and subsidiaries (the "Company") is a leading provider of scheduled airline services in certain targeted markets and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 26 years and is the eleventh largest U.S. airline in terms of 1998 revenues. ATA provides scheduled service through nonstop and connecting flights from Chicago-Midway and Indianapolis to destinations such as Hawaii, California, Las Vegas, Florida, Mexico and the Caribbean, as well as to Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and nine months ended September 30, 1999, the Company generated record operating earnings and net income. Although all business units performed well during these periods, scheduled service continued to generate the strongest overall growth in pricing and traffic of the Company's major business units. Scheduled service revenue per available seat mile ("RASM") increased 9.9% and 8.2%, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998. Scheduled service available seat miles ("ASMs") increased 16.4% and 15.7%, respectively, between the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998, and load factor increased to 78.1% in the 1999 third quarter, as compared to 73.7% in the third quarter of 1998.

Results of Operations

For the quarter ended September 30, 1999, the Company earned $27.1 million in operating income, an increase of 18.3% as compared to operating income of $22.9 million in the third quarter of 1998; and the Company earned $13.7 million in net income in the third quarter of 1999, an increase of 10.5% as compared to net income of $12.4 million in the third quarter of 1998. Operating revenues increased 25.0% to $302.9 million in the third quarter of 1999, as compared to $242.4 million in the same period of 1998. Consolidated RASM increased 12.2% to
7.15 cents in the 1999 third quarter, as compared to 6.37 cents in the third quarter of 1998. Operating expenses increased 25.7% to $275.9 million in the third quarter of 1999, as compared to $219.5 million in the comparable period of 1998. Consolidated operating cost per ASM ("CASM") increased 12.8% to 6.51 cents in the third quarter of 1999, as compared to 5.77 cents in the third quarter of 1998.

For the nine months ended September 30, 1999, the Company earned $86.5 million in operating income, an increase of 21.8% as compared to operating income of $71.0 million in the comparable period of 1998; and the Company earned $46.9 million in net income in the nine months ended September 30, 1999, an increase of 21.5% as compared to net income of $38.6 million in the same period of 1998. Operating revenues increased 21.9% to $865.5 million in the nine months ended September 30, 1999, as compared to $710.2 million in the same period of 1998. Consolidated RASM increased 12.2% to 7.46 cents in the nine months ended September 30, 1999, as compared to 6.65 cents in the same period of 1998. Operating expenses increased 21.9% to $779.1 million in the nine months ended September 30, 1999, as compared to $639.2 million in the comparable period of 1998. Consolidated operating cost per ASM ("CASM") increased 12.2% to 6.72 cents in the nine months ended September 30, 1999, as compared to 5.99 cents in the same period of 1998.

Much of the change in RASM and CASM between periods was a result of the additional revenues and expenses derived from acquired businesses for which no additional ASMs were generated. See further explanation under "Results of Operations in Cents per ASM."


Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per ASM.

                                                                 Cents Per ASM                           Cents Per ASM
                                                       Three Months Ended September 30,         Nine Months Ended September 30,

                                                           1999                1998                 1999                1998
                                                           ----                ----                 ----                ----

Total operating revenues                                   7.15                6.37                 7.46                6.65

Operating expenses:
    Salaries, wages and benefits                           1.53                1.41                 1.62                1.46
    Fuel and oil                                           1.19                0.93                 1.07                1.01
    Depreciation and amortization                          0.63                0.49                 0.63                0.55
    Handling, landing and navigation fees                  0.60                0.58                 0.61                0.54
    Aircraft maintenance, materials and repairs            0.34                0.38                 0.37                0.39
    Aircraft rentals                                       0.33                0.35                 0.37                0.37
    Crew and other employee travel                         0.32                0.30                 0.32                0.29
    Ground package cost                                    0.28                0.13                 0.32                0.14
    Passenger service                                      0.28                0.27                 0.26                0.25
    Commissions                                            0.24                0.18                 0.26                0.20
    Other selling expenses                                 0.18                0.14                 0.18                0.15
    Facility and other rentals                             0.08                0.06                 0.09                0.07
    Advertising                                            0.08                0.12                 0.12                0.12
    Other                                                  0.43                0.43                 0.50                0.45
                                                           ----                ----                 ----                ----

Total operating expenses                                   6.51                5.77                 6.72                5.99
                                                           ----                ----                 ----                ----

Operating income                                           0.64                0.60                0.74                 0.66
                                                           ----                ----                ----                 ----

ASMs (in thousands)                                     4,234,403           3,805,993           11,599,119           10,676,929

The Company's consolidated measures of RASM and CASM in 1999 are impacted by the addition of Travel Charter and Key Tours, because these companies contribute significant operating revenue and expense to consolidated results, without increasing ASMs. The following tables show (i) actual consolidated RASM and CASM, and (ii) RASM and CASM adjusted to exclude acquired tour operator revenues and expenses:


1999 ACTUAL VS. 1999 ADJUSTED*             Three Months Ended September 30,1999           Nine Months Ended September 30, 1999
                                           ------------------------------------          -------------------------------------
                                           Actual       Adjusted*    Difference          Actual         Adjusted*      Difference
Operating revenue (in millions)            $302.9          $289.7      $(13.2)           $865.5          $821.2          $(44.3)
RASM (in cents)                              7.15            6.84       (0.31)             7.46            7.08           (0.38)

Operating expense (in millions)            $275.9          $262.5      $(13.4)           $779.1          $735.5          $(43.6)
CASM (in cents)                              6.51            6.20       (0.31)             6.72            6.34           (0.38)





1999 ADJUSTED* VS. 1998 ACTUAL           Three Months Ended September 30,                 Nine Months Ended September 30,
                                         --------------------------------                 -------------------------------
                                     1999 Adjusted*      1998                      1999 Adjusted*       1998
                                                        Actual          Change                         Actual        Change

Operating revenue (in millions)           $289.7          $242.4       19.5%            $821.2         $710.2             15.6%
RASM (in cents)                             6.84            6.37        7.4%              7.08           6.65              6.5%

Operating expense (in millions)           $262.5          $219.5       19.6%            $735.5         $639.2             15.1%
CASM (in cents)                             6.20            5.77        7.5%              6.34           5.99              5.8%

ASMs (in millions)                       4,234.4         3,806.0       11.3%          11,599.1       10,676.9              8.6%

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

Consolidated Flight Operations and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" include the operations of Jetstream 31 propeller aircraft by Chicago Express Airlines, Inc. as the ATA Connection. The Company acquired Chicago Express on April 30, 1999.

------------------------------------------------------------------------------------------------
                                                   Three Months Ended September 30,
                                      ----------------------------------------------------------
                                              1999          1998           Inc (Dec) % Inc (Dec)
Departures Jet                                13,189        11,875          1,314         11.07
Departures J31 (a)                             4,611         4,258            353          8.29
                                      ----------------------------------------------------------
     Total Departures (b)                     17,800        16,133          1,667         10.33
                                      ----------------------------------------------------------

Block Hours Jet                               42,391        38,003          4,388         11.55
Block Hours J31                                4,660         4,322            338          7.82
                                      ----------------------------------------------------------
     Total Block Hours (c)                    47,051        42,325          4,726         11.17
                                      ----------------------------------------------------------

RPMs Jet (000s)                            3,153,974     2,760,708        393,266         14.25
RPMs J31 (000s)                                9,223         8,574            649          7.57
                                      ----------------------------------------------------------
     Total RPMs (000s) (d)                 3,163,197     2,769,282        393,915         14.22
                                      ----------------------------------------------------------

ASMs Jet (000s)                            4,219,310     3,792,501        426,809         11.25
ASMs J31 (000s)                               15,093        13,492          1,601         11.87
                                      ----------------------------------------------------------
     Total ASMs (000s) (e)                 4,234,403     3,805,993        428,410         11.26
                                      ----------------------------------------------------------

Load Factor Jet                                74.75         72.79           1.96          2.69
Load Factor J31                                61.11         63.55         (2.44)        (3.84)
                                      ----------------------------------------------------------
     Total Load Factor (f)                     74.70         72.76           1.94          2.67
                                      ----------------------------------------------------------

Passengers Enplaned Jet                    1,787,108     1,507,928        279,180         18.51
Passengers Enplaned J31                       53,647        49,364          4,283          8.68
                                      ----------------------------------------------------------
     Total Passengers Enplaned (g)         1,840,755     1,557,292        283,463         18.20
                                      ----------------------------------------------------------


Revenue $(000s)                              302,921       242,414         60,507         24.96
RASM in cents (h)                               7.15          6.37           0.78         12.24
CASM in cents (i)                               6.51          5.77           0.74         12.82
Yield in cents (j)                              9.58          8.75           0.83          9.49
------------------------------------------------------------------------------------------------

  See footnotes (a) through (j) on pages 13-14.




------------------------------------------------------------------------------------------------
                                                 Nine Months Ended September 30,
                                             1999            1998         Inc (Dec)  % Inc (Dec)
                                      ----------------------------------------------------------

Departures Jet                                38,081        34,749          3,332          9.59
Departures J31 (a)                            13,104        12,138            966          7.96
                                      ----------------------------------------------------------
     Total Departures (b)                     51,185        46,887          4,298          9.17
                                      ----------------------------------------------------------

Block Hours Jet                              120,306       110,372          9,934          9.00
Block Hours J31                               13,310        11,847          1,463         12.35
                                      ----------------------------------------------------------
     Total Block Hours (c)                   133,616       122,219         11,397          9.33
                                      ----------------------------------------------------------

RPMs Jet (000s)                            8,524,224     7,640,306        883,918         11.57
RPMs J31 (000s)                               26,499        22,808          3,691         16.18
                                      ----------------------------------------------------------
     Total RPMs (000s) (d)                 8,550,723     7,663,114        887,609         11.58
                                      ----------------------------------------------------------

ASMs Jet (000s)                           11,556,648    10,638,219        918,429          8.63
ASMs J31 (000s)                               42,471        38,710          3,761          9.72
                                      ----------------------------------------------------------
     Total ASMs (000s) (e)                11,599,119    10,676,929        922,190          8.64
                                      ----------------------------------------------------------

Load Factor Jet                                73.76         71.82           1.94          2.70
Load Factor J31                                62.39         58.92           3.47          5.89
                                      ----------------------------------------------------------
     Total Load Factor (f)                     73.72         71.77           1.95          2.72
                                      ----------------------------------------------------------

Passengers Enplaned Jet                    5,314,396     4,602,544        711,852         15.47
Passengers Enplaned J31                      152,567       130,149         22,418         17.22
                                      ----------------------------------------------------------
     Total Passengers Enplaned (g)         5,466,963     4,732,693        734,270         15.51
                                      ----------------------------------------------------------


Revenue $(000s)                              865,544       710,183        155,361         21.88
RASM in cents (h)                               7.46          6.65           0.81         12.18
CASM in cents (i)                               6.72          5.99           0.73         12.19
Yield in cents (j)                             10.12          9.27           0.85          9.17
------------------------------------------------------------------------------------------------


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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" include the operations of Jetstream 31 propeller aircraft by Chicago Express Airlines, Inc. as the ATA Connection. The Company acquired Chicago Express on April 30, 1999.

------------------------------------------------------------------------------------------------
                                                Three Months Ended September 30,
                                              1999          1998           Inc (Dec)  % Inc (Dec)
                                      ----------------------------------------------------------

Departures Jet                                 9,411         8,195          1,216         14.84
Departures J31 (a)                             4,611         4,258            353          8.29
                                      ----------------------------------------------------------
     Total Departures (b)                     14,022        12,453          1,569         12.60
                                      ----------------------------------------------------------

Block Hours Jet                               28,391        24,307          4,084         16.80
Block Hours J31                                4,660         4,322            338          7.82
                                      ----------------------------------------------------------
     Total Block Hours (c)                    33,051        28,629          4,422         15.45
                                      ----------------------------------------------------------

RPMs Jet (000s)                            1,952,291     1,581,758        370,533         23.43
RPMs J31 (000s)                                9,223         8,574            649          7.57
                                      ----------------------------------------------------------
     Total RPMs (000s) (d)                 1,961,514     1,590,332        371,182         23.34
                                      ----------------------------------------------------------

ASMs Jet (000s)                            2,497,643     2,144,651        352,992         16.46
ASMs J31 (000s)                               15,093        13,492          1,601         11.87
                                      ----------------------------------------------------------
     Total ASMs (000s) (e)                 2,512,736     2,158,143        354,593         16.43
                                      ----------------------------------------------------------

Load Factor Jet                                78.17         73.75           4.42          5.99
Load Factor J31                                61.11         63.55         (2.44)        (3.84)
                                      ----------------------------------------------------------
     Total Load Factor (f)                     78.06         73.69           4.37          5.93
                                      ----------------------------------------------------------

Passengers Enplaned Jet                    1,295,266     1,062,699        232,567         21.88
Passengers Enplaned J31                       53,647        49,364          4,283          8.68
                                      ----------------------------------------------------------
     Total Passengers Enplaned (g)         1,348,913     1,112,063        236,850         21.30
                                      ----------------------------------------------------------


Revenue $(000s)                              172,598       134,973         37,625         27.88
RASM in cents (h)                               6.87          6.25           0.62          9.92
Yield in cents (j)                              8.80          8.49           0.31          3.65
Rev per segment $ (k)                         127.95        121.37           6.58          5.42
------------------------------------------------------------------------------------------------

See footnotes (a) through (j) on pages 13-14.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

------------------------------------------------------------------------------------------------
                                                 Nine Months Ended September 30,
                                              1999           1998           Inc (Dec)   % Inc (Dec)
                                      ----------------------------------------------------------

Departures Jet                                26,749        23,026          3,723         16.17
Departures J31 (a)                            13,104        12,138            966          7.96
                                      ----------------------------------------------------------
     Total Departures (b)                     39,853        35,164          4,689         13.33
                                      ----------------------------------------------------------

Block Hours Jet                               79,068        68,392         10,676         15.61
Block Hours J31                               13,310        11,847          1,463         12.35
                                      ----------------------------------------------------------
     Total Block Hours (c)                    92,378        80,239         12,139         15.13
                                      ----------------------------------------------------------

RPMs Jet (000s)                            5,226,411     4,359,466        866,945         19.89
RPMs J31 (000s)                               26,499        22,808          3,691         16.18
                                      ----------------------------------------------------------
     Total RPMs (000s) (d)                 5,252,910     4,382,274        870,636         19.87
                                      ----------------------------------------------------------

ASMs Jet (000s)                            6,673,153     5,767,773        905,380         15.70
ASMs J31 (000s)                               42,471        38,710          3,761          9.72
                                      ----------------------------------------------------------
     Total ASMs (000s) (e)                 6,715,624     5,806,483        909,141         15.66
                                      ----------------------------------------------------------

Load Factor Jet                                78.32         75.58           2.74          3.63
Load Factor J31                                62.39         58.92           3.47          5.89
                                      ----------------------------------------------------------
     Total Load Factor (f)                     78.22         75.47           2.75          3.64
                                      ----------------------------------------------------------

Passengers Enplaned Jet                    3,702,651     3,055,545        647,106         21.18
Passengers Enplaned J31                      152,567       130,149         22,418         17.22
                                      ----------------------------------------------------------
     Total Passengers Enplaned (g)         3,855,218     3,185,694        669,524         21.02
                                      ----------------------------------------------------------


Revenue $(000s)                              480,877       384,456         96,421         25.08
RASM in cents (h)                               7.16          6.62           0.54          8.16
Yield in cents (j)                              9.15          8.77           0.38          4.33
Rev per segment $ (k)                         124.73        120.68           4.05          3.36
------------------------------------------------------------------------------------------------

See footnotes (a) through (j) on pages 13-14. See footnote (k) on page 15.

Scheduled service revenues in the third quarter of 1999 increased 27.9% to $172.6 million from $135.0 million in the third quarter of 1998; and scheduled service revenues in the nine months ended September 30, 1999, increased 25.1% to $480.9 million from $384.5 million in the same period of 1998. Scheduled service revenues comprised 57.0% and 55.6%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 1999, as compared to 55.7% and 54.1%, respectively, of consolidated revenues in the same periods of 1998.

The Company's third quarter 1999 scheduled service at Chicago-Midway accounted for approximately 52.1% of scheduled service ASMs and 77.0% of scheduled service departures, as compared to 51.2% and 75.7%, respectively, in the third quarter of 1998. On July 7, 1998, the Company began nonstop service to New York's LaGuardia Airport, which service continued throughout 1999. On May 1, 1999, the Company began nonstop service to Philadelphia, which was not served during the third quarter of 1998. In addition to this new service, the Company served the following existing jet markets in both quarters: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport, Orlando, Phoenix, St. Petersburg, San Francisco and Sarasota. The Company also had a code-share agreement with Chicago Express under which Chicago Express operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which continues to operate these services as a wholly owned subsidiary of the Company.

The Company's operation at Chicago-Midway continues to be the fastest growing portion of the scheduled service business in 1999. The Company operated a peak schedule of 67 daily jet and commuter departures from Chicago-Midway and served 22 destinations on a nonstop basis in the summer of 1999, as compared to 57 peak daily departures and 21 nonstop destinations served in the summer of 1998. In 1998, the Company completed a $1.3 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for the Company's customers. The Company also presently expects to occupy 12 jet gates and one commuter aircraft gate at the new Chicago-Midway terminal which is presently scheduled for completion in 2004, as compared to the six jet gates currently occupied in the existing terminal.

The Company's Hawaii service accounted for 23.4% of scheduled service ASMs and 6.2% of scheduled service departures in the third quarter of 1999, as compared to 27.6% and 7.0%, respectively, in the third quarter of 1998. The Company provided nonstop services in both periods from Los Angeles and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The remaining seats on these flights are distributed through normal scheduled service channels. The Company also provides nonstop service from Phoenix to Honolulu which is distributed in a similar manner but through a different tour operator.

The Company's Indianapolis service accounted for 11.3% of scheduled service ASMs and 9.9% of scheduled service departures in the third quarter of 1999, as compared to 13.1% and 10.8%, respectively, in the third quarter of 1998. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 26 years through the Ambassadair Travel Club and in scheduled service since 1986.

On June 9, 1999, nonstop service commenced between Ft. Lauderdale and San Juan, and on June 16, 1999, nonstop service was begun between New York's Kennedy
Airport and San Juan. Between June and September 1999, ATA began seasonal nonstop service between New York's John F. Kennedy International Airport and Dublin and Shannon, Ireland.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 24.1% and 24.4%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 1999, as compared to 25.9% and 25.1%, respectively, in the comparable periods of 1998.

During the last several years, the Company has deployed additional aircraft into its rapidly growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company is addressing its seat capacity limitations in the commercial and military/government charter businesses through the acquisition of long-range Lockheed L-1011 series 500 aircraft. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their 10-to-11 hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. In July 1998, the Company committed to the purchase of five such aircraft. The Company placed three of these aircraft into revenue service in January, May and August 1999, and expects to place the two remaining aircraft into service in the last quarter of 1999 and the first quarter of 2000. The deployment of these five aircraft into the Company's fleet will significantly increase the available seat capacity for the charter businesses in 2000, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet. The L-1011 series 500 will also provide much of the additional seat capacity which the Company needs to operate its expanded military/government business for the contract year beginning October 1, 1999.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

-----------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,
                                             1999           1998      Inc (Dec)      % Inc (Dec)
                                     ----------------------------------------------------------

Departures (b)                               2,734          2,521           213           8.45
Block Hours (c)                             10,608          9,527         1,081          11.35
RPMs (000s) (d)                          1,030,934        972,345        58,589           6.03
ASMs (000s) (e)                          1,254,253      1,176,448        77,805           6.61
Passengers Enplaned (g)                    448,483        393,948        54,535          13.84
Revenue $(000s)                             72,941         62,782        10,159          16.18
RASM in cents (h)                             5.82           5.34          0.48           8.99
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                               Nine Months Ended September 30,
                                             1999            1998      Inc (Dec)      % Inc (Dec)
                                     ----------------------------------------------------------

Departures (b)                               8,165          7,573           592           7.82
Block Hours (c)                             29,712         26,577         3,135          11.80
RPMs (000s) (d)                          2,687,955      2,478,914       209,041           8.43
ASMs (000s) (e)                          3,340,003      3,110,695       229,308           7.37
Passengers Enplaned (g)                  1,455,449      1,309,403       146,046          11.15
Revenue $(000s)                            211,132        178,468        32,664          18.30
RASM in cents (h)                             6.32           5.74          0.58          10.10
-----------------------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 13-14.

The increase in 1999 commercial charter RASM is attributable primarily to the addition of Travel Charter and Key Tours because these companies contribute significant operating revenue without increasing ASMs.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low- frequency but repetitive domestic and international flights between city pairs, which support high-passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $59.5 million and $160.6 million, respectively, in revenues in the quarter and nine months ended September 30, 1999, as compared to $55.9 million and $150.0 million, respectively, in the comparable periods of 1998.

Specialty charter is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $7.6 million and $26.5 million, respectively, in revenues in the quarter and nine months ended September 30, 1999, as compared to $3.9 million and $20.3 million, respectively, in the comparable periods of 1998.

MilitarylGovernment Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

-----------------------------------------------------------------------------------------------
                                                Three Months Ended September 30,
                                             1999            1998     Inc (Dec)     % Inc (Dec)
                                     ----------------------------------------------------------

Departures (b)                               1,038          1,141         (103)         (9.03)
Block Hours (c)                              3,380          4,118         (738)        (17.92)
RPMs (000s) (d)                            170,308        204,279      (33,971)        (16.63)
ASMs (000s) (e)                            466,647        467,118         (471)         (0.10)
Passengers Enplaned (g)                     42,915         50,145       (7,230)        (14.42)
Revenue $(000s)                             30,090         30,167          (77)         (0.26)
RASM in cents (h)                             6.45           6.46        (0.01)         (0.15)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                             Nine Months Ended September 30,
                                             1999            1998     Inc (Dec)      % Inc (Dec)
                                     ----------------------------------------------------------

Departures (b)                               3,101          3,600         (499)        (13.86)
Block Hours (c)                             11,341         13,475       (2,134)        (15.84)
RPMs (000s) (d)                            596,750        691,580      (94,830)        (13.71)
ASMs (000s) (e)                          1,523,456      1,580,959      (57,503)         (3.64)
Passengers Enplaned (g)                    148,850        168,301      (19,451)        (11.56)
Revenue $(000s)                             91,599         99,295       (7,696)         (7.75)
RASM in cents (h)                             6.01           6.28        (0.27)         (4.30)
-----------------------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 13-14.


The Company participates in two related military/government charter programs known as "fixed-award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has participated in a contractor teaming arrangement. The team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents all of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization value points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

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

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair Club members and through its ATA Vacations subsidiary to its scheduled service passengers. In the third quarter of 1999, ground package revenues increased 144.3% to $14.9 million, as compared to $6.1 million in the third quarter of 1998, and in the nine months ended September 30, 1999, ground package revenues increased 164.8% to $46.6 million, as compared to $17.6 million in the same period of 1998.

Effective January 31, 1999, the Company completed the acquisition of TCI in Detroit, Michigan (see footnote 4). TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. The Company has had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $1.2 million and $14.1 million, respectively, of the increases in ground package revenues in the quarter and nine months ended September 30, 1999, were attributable to the incremental ground package revenues of TCI, none of which revenues were included in the Company's results of operations in the same periods of 1998.

Effective April 30, 1999, the Company completed the purchase of Key Tours, Inc. and affiliated companies, also a tour operator serving the Detroit metropolitan area (see footnote 4). Key Tours provides tour packages, including ground arrangements, to such leisure destinations as Las Vegas and Florida. The Company has had a relationship with Key Tours as a major provider of passenger airline services for over 15 years. Approximately $7.9 million and $13.1 million, respectively, of the increase in ground package revenues in the quarter and nine months ended September 30, 1999, were attributable to the incremental ground package revenues of Key Tours, none of which revenues were included in the Company's results of operations in the same periods of 1998.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 40,000 individual and family members annually. ATA Vacations offers numerous ground accommodations to the general public for use with the Company's scheduled service flights in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 47.6% to $12.4 million in the third quarter of 1999, as compared to $8.4 million in the third quarter of 1998, and increased 16.8% to $35.4 million in the nine months ended September 30, 1999, as compared to $30.3 million in the same period of 1998. In both respective sets of periods, the Company's other revenues increased due to higher revenues earned in non-passenger airline businesses, especially cargo revenues which increased significantly due to the acquisition of Amber Air Freight at the beginning of the year (see footnote 4).

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 1999 increased 21.2% to $64.7 million from $53.4 million in the third quarter of 1998, and in the nine months ended September 30, 1999, increased 20.2% to $187.3 million from $155.8 million in the same period of 1998.

The Company increased its average equivalent employees by approximately 12.8% and 14.1%, respectively, between the quarter and nine months ended September 30, 1999, and the comparable periods of 1998 in order to appropriately staff the growth in ASMs flown between periods. This growth was most significant in categories of employees which are influenced directly by flight activity. Some employment growth in the first nine months of 1999 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities, and in other staff groups primarily involved in delivering services to the Company's customers.

The Company's salaries, wages and benefits expense in the quarter and nine months ended September 30, 1999, also increased by approximately $2.3 million and $4.6 million, respectively, as compared to the same periods of 1998, due to the acquisition of new businesses in 1999 (see footnote 4).

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits) increased by approximately 7.4% and 5.4%, respectively, in the third quarters and nine-month periods ended September 30, 1999 compared with 1998. In addition to the Company's annual merit pay increases granted to employee groups in both periods, in late 1998 the Company granted several special pay increases to maintain pay scales at competitive market rates.

Fuel and Oil. Fuel and oil expense increased 42.1% to $50.6 million in the third quarter of 1999, as compared to $35.6 million in the third quarter of 1998, and increased 15.4% to $124.2 million in the nine months ended September 30, 1999, as compared to $107.6 million in the same period of 1998. The Company consumed 12.8% and 10.4%, respectively, more gallons of jet fuel for flying operations between the third quarters and nine-month periods ended September 30, 1999 and 1998, which resulted in an increase in fuel expense of approximately $4.7 million and $11.3 million, respectively, between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 42,391 jet block hours in the third quarter of 1999, as compared to 38,003 jet block hours in the third quarter of 1998, and flew 120,306 jet block hours in the nine months ended September 30, 1999, as compared to 110,372 jet block hours in the same period of 1998.

The percentage change in fuel consumption between the first nine months of 1999 and 1998 was greater than the percentage change in block-hour growth for the same periods, since block-hour growth in the first half of 1999 was concentrated in the wide-body Lockheed L-1011 fleet, which consumes approximately twice the gallons of jet fuel per block hour as compared to the narrow-body Boeing 727-200 and Boeing 757-200 aircraft. Block- hour growth in the third quarter of 1999 was concentrated on more fuel-efficient Boeing 757-200 aircraft.

During the third quarter of 1999, the Company's average cost per gallon of jet fuel consumed increased by 25.0% as compared to the third quarter of 1998, resulting in an increase in fuel and oil expense of approximately $10.2 million between periods. During the nine months ended September 30, 1999, the average cost per gallon of jet fuel increased by 2.5% as compared to the first nine months of 1998, resulting in an increase in fuel and oil expense of approximately $4.0 million between periods.

During the first six months of 1999 and 1998, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases. These hedges resulted in no significant difference in hedge-related fuel and oil expense between the six-month periods ended June 30, 1999 and 1998. There were no such hedging activities for the quarters ended September 30, 1999 and 1998. As of September 30, 1999, the Company does not have any fuel price hedge agreements in effect.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 43.0% to $26.6 million in the third quarter of 1999, as compared to $18.6 million in the third quarter of 1998, and increased 24.4% to $72.5 million in the nine months ended September 30, 1999, as compared to $58.3 million in the same period of 1998.

Depreciation expense attributable to owned airframes and leasehold improvements increased $2.4 million and $5.9 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998. The Company owned nine Boeing 727-200 aircraft during most of the first nine months of 1999 which were financed through operating leases in the first nine months of 1998, thereby increasing depreciation expense on airframes between periods. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals.") The Company also increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $2.5 million and $5.3 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998.

Amortization of capitalized engine and airframe overhauls increased $3.8 million and $10.0 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, nine of which were delivered new from the manufacturer since late 1995, are not presently generating any engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $0.5 million and decreased $2.1 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

As is more fully explained in footnote 2, certain changes in accounting estimates for depreciation have been made by the Company. Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. This change in estimate reduced depreciation expense in the quarter and nine months ended September 30, 1999, by $1.4 million and $3.3 million, resulting in a decrease of $0.4 million and $2.3 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998. In addition, effective January 1, 1999, the Company extended the estimated useful lives of capitalized Boeing 727-200 airframes, engines and improvements, all leasehold improvements, and all rotable parts associated with by the Boeing 727-200 fleet, and reduced the associated estimated salvage values. The effect of this change in estimate was to reduce depreciation expense in the quarter and nine months ended September 30, 1999, by $0.8 million and $2.6 million, respectively, as compared to the same periods of 1998.

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

Handling, landing and navigation fees increased by 15.3% to $25.6 million in the third quarter of 1999, as compared to $22.2 million in the third quarter of 1998, and increased 23.3% to $70.9 million in the nine months ended September 30, 1999, as compared to $57.5 million in the same period of 1998. The total number of system-wide jet departures between the third quarters of 1999 and 1998 increased by 11.1% to 13,189 from 11,875, and the total number of system-wide jet departures between the nine-month periods ended September 30, 1999 and 1998 increased by 9.6% to 38,081 from 34,749. Many of these departures were to destinations with significantly higher handling costs and landing fees. The Company incurred approximately $0.2 million in lower deicing costs in the quarter. However, deicing costs increased for the nine-months ended September 30, 1999, by $1.3 million as compared to the same period of 1998. This is attributable to more severe winter weather in 1999 than in 1998. Additionally, the Company recorded approximately $0.5 million and $1.3 million, respectively, in additional cargo handling expenses in the quarter and nine months ended
September 30, 1999, as compared to the same periods of 1998, due to the acquisition of T.G. Shown Associates, Inc. in January 1999 (see footnote 4).

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for C-checks and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 1.0% to $14.3 million in the third quarters of 1999 and 1998, and increased 1.9% to $42.4 million in the nine months ended September 30, 1999, as compared to $41.6 million in the same period of 1998.

The Company performed approximately the same number of C-checks on its fleet during the first nine months of 1999 and 1998. The cost of materials consumed and components repaired in association with such checks and other maintenance activity decreased by $0.8 million between the third quarters of 1999 and 1998, and showed no change for the nine months ended September 30, 1999, as compared to the same period of 1998. The Company also recorded approximately $0.5 million higher and $0.2 million lower in lease return condition expenses in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998.

Aircraft Rentals. Aircraft rentals expense for the third quarter of 1999 increased 4.5% to $14.0 million from $13.4 million in the third quarter of 1998, and in the nine months ended September 30, 1999, increased 10.7% to $43.4 million, as compared to $39.2 million in the same period of 1998. The Company was leasing three additional Boeing 757-200 aircraft in the first nine months of 1999, as compared to the same period of 1998, adding $2.6 million and $8.8 million, respectively, to aircraft rentals expense in the quarter and nine months ended September 30, 1999, as compared to the same periods of the prior year.

The Company also owned nine Boeing 727-200 aircraft during most of the first nine months of 1999 which had been financed through operating leases during the first nine months of 1998, thereby reducing aircraft rentals expense by $2.0 million and $4.9 million, respectively, in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers, as well as to customers of Travel Charter and Key Tours, which were acquired by the Company in the first nine months of 1999 (see footnote 4). Ground package cost increased 135.3% to $12.0 million in the third quarter of 1999, as compared to $5.1 million in the third quarter of 1998 and increased 150.7% to $37.6 million in the nine months ended September 30, 1999, as compared to $15.0 million in the same period of 1998. Approximately $7.0 million and $21.1 million, respectively, of these increases were attributable to the operations of Travel Charter and Key Tours in the quarter and nine months ended September 30, 1999, none of which costs were included in the Company's results of operations in the first nine months of 1998.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world.

The cost of crew and other employee travel increased 18.6% to $13.4 million in the third quarter of 1999, as compared to $11.3 million in the third quarter of 1998, and increased 20.8% to $37.7 million in the nine months ended September 30, 1999, as compared to $31.2 million in the same period of 1998.

The average hotel cost per full-time-equivalent crew member increased 7.9% in the third quarter of 1999, as compared to the same period of 1998, and increased 15.9% in the nine months ended September 30, 1999, as compared to the same period in 1998. Such hotel costs increased due to both higher room rates paid in 1999, and due to aircraft flow changes implemented in mid-1998 which resulted in more crews terminating their daily flying away from their home bases in the first three quarters of 1999 than in the first three quarters of 1998.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 46.4% to $10.1 million in the third quarter of 1999, as compared to $6.9 million in the third quarter of 1998, and increased 40.0% to $30.1 million in the nine months ended September 30, 1999, as compared to $21.5 million in the same period of 1998.

Approximately $1.8 million and $5.9 million, respectively, of the increases in commissions in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998, were attributable to commissions paid to travel agents by Travel Charter and Key Tours, which were acquired during the first half of 1999 (see footnote 4). Such commissions were not included in the Company's results of operations in the first half of 1998.

Scheduled service commissions expense increased by $1.3 million and $2.9 million, respectively, between the quarter and nine months periods ended September 30, 1999 and 1998, due to the corresponding increase in commissionable revenues earned between periods.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 1999 and 1998, catering represented 79.7% and 81.6%, respectively, of total passenger service expense, while catering represented 81.7% and 83.6%, respectively, of total passenger service expense for the nine month periods ended September 30, 1999 and 1998.

The total cost of passenger service increased 15.7% to $11.8 million in the third quarter of 1999, as compared to $10.2 million in the third quarter of 1998, and increased 12.6% to $30.3 million in the nine months ended September 30, 1999, as compared to $26.9 million in the same period of 1998. The Company experienced decreases of approximately 8.4% and 7.2%, respectively, in the average unit cost of catering each passenger between the quarters and nine months ended September 30, 1999 and 1998, primarily because in the first nine months of 1999 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less-expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $0.7 million and $1.8 million, respectively, in catering expense in the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998. Total jet passengers boarded, however, increased 18.5% and 15.5%, respectively, between the same time periods, resulting in approximately $1.4 million and $3.3 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 45.3% to $7.7 million in the third quarter of 1999, as compared to $5.3 million in the same period of 1998, and increased 27.8% to $21.0 million in the nine months ended September 30, 1999, as compared to the same period of 1998. All such selling expenses increased due to growth in the scheduled service and tour operator business units between periods.

Advertising. Advertising expense decreased 25.0% to $3.3 million in the third quarter of 1999, as compared to $4.4 million in the third quarter of 1998, but increased 1.2% to $13.6 million in the nine months ended September 30, 1999, as compared to the same period of 1998. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in the first nine months of 1999, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 41.7% to $3.4 million in the third quarter of 1999, as compared to $2.4 million in the third quarter of 1998, and increased 44.3% to $10.1 million in the nine months ended September 30, 1999, as compared to $7.0 million in the same period of 1998. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Other Operating Expenses. Other operating expenses increased 11.7% to $18.2 million in the third quarter of 1999, as compared to $16.3 million in the third quarter of 1998, and increased 21.4% to $57.9 million in the nine months ended September 30, 1999, as compared to $47.7 million in the same period of 1998. These increases for the quarter and nine months ended September 30, 1999, as compared to the same periods of 1998, were primarily attributable to the cost of passenger air transportation purchased by Travel Charter and Key Tours from air carriers other than the Company during the first half of 1999, none of which expense was included in the Company's results of operations in the first half of 1998 (see footnote 4).

Interest Income and Expense. Interest expense in the quarter and nine months ended September 30, 1999, increased to $5.3 million and $15.4 million, respectively, as compared to $3.2 million and $9.7 million, respectively, in the same periods of 1998. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1998 of $125.0 million in principal amount of 9.625% unsecured senior notes. Interest expense of $3.0 million and $9.0 million, respectively, was recorded in the quarter and nine months ended September 30, 1999, for these notes, which was not incurred in the first nine months of 1998.

Interest expense in the quarter and nine months ended September 30, 1999, was $0.6 million lower and $2.1 million lower, respectively, than in the comparable periods of 1998 due to more interest being capitalized primarily on Boeing 757-200 and Lockheed L-1011-500 fleet acquisitions, $0.5 million lower and $1.6 million lower, respectively, due to the repayment of a note payable secured by a Boeing 757-200 aircraft, which had been outstanding during the first nine months of 1998 and was $0.2 million and $0.4 million higher, respectively, due to other incremental borrowing.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.4 million and $4.5 million, respectively, in interest income in the quarter and nine months ended September 30, 1999, as compared to $1.1 million and $3.3 million, respectively, in the same periods of 1998, when less cash was available for such investment.

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

Income Tax Expense. In the quarter and nine months ended September 30, 1999, the Company recorded $9.5 million and $30.5 million, respectively, in income tax expense applicable to $23.2 million and $77.5 million, respectively, of pre-tax income for those periods, while in the quarter and nine months ended September 30, 1998, income tax expense of $8.4 million and $26.1 million, respectively, was recorded on pre-tax income of $20.8 million and $64.8 million, respectively. The effective tax rates applicable to the quarter and nine months ended September 30, 1999 were 40.9% and 39.4%, respectively, as compared to 40.4% and 40.4%, respectively, for the same periods of 1998. Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of 45% of amounts paid for crew per diem. The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes decreases as amounts of pre-tax income increase.

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

In the nine months ended September 30, 1999 and 1998, net cash provided by operating activities was $141.5 million and $131.9 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings, higher depreciation and amortization, higher deferred income taxes, higher accrued expenses and other factors. These increases were offset by higher inventories, receivables and other factors.

Net cash used in investing activities was $239.7 million and $115.6 million, respectively, in the nine months ended September 30, 1999 and 1998. Such amounts primarily included capital expenditures totaling $217.7 million and $115.6 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled for future delivery. In addition, included in capital expenditures for the nine months ended September 30, 1999, were approximately $41.5 million for the purchase of nine Boeing 727-200 aircraft, and approximately $62.2 million for the purchase and modification of Lockheed L-1011-500 aircraft. Also in the first nine months of 1999, the Company had expenditures of $15.7 million associated with the acquisitions of Travel Charter, Key Tours, Chicago Express and T.G. Shown Associates, Inc. (see footnote 4).

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 11 total aircraft to be delivered between 1995 and 2000. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited to provide RB211-535E4 engines to power the new Boeing 757-200 aircraft. With the eleventh delivery, the Company will have purchased 22 installed engines and two spare engines to support this fleet. Under the Rolls-Royce agreement, which became effective January 1, 1995, Rolls-Royce has provided the Company various spare parts credits and engine overhaul cost guarantees. The Company accepted delivery of the first nine aircraft under these agreements between September 1995 and October 1999, all of which were financed under leases accounted for as operating leases. The aggregate purchase price under these agreements for the remaining two aircraft is approximately $50.0 million per aircraft, subject to escalation. The final two deliveries are scheduled for June 2000. Advanced payments totaling approximately $13.2 million (approximately $6.6 million per aircraft) are required prior to delivery of the remaining aircraft, with the remaining purchase price payable at delivery. As of October 31, 1999, the Company had recorded fixed asset additions of $11.8 million, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4 engines. The Company accepted delivery of these aircraft under this purchase agreement between August 1998 and September 1999. Upon delivery of each aircraft, the Company intends to complete certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach seating configuration of 307 seats. Such modifications are expected to require approximately 90 days from date the aircraft begins the modification process. Three modified aircraft were placed into revenue service in January, May and August 1999, operating primarily in the commercial and military/government charter businesses. The remaining two modified aircraft are expected to enter revenue service in the last quarter of 1999 and the first quarter of 2000. The Company expects that the total cost of the five modified aircraft, together with spare engines and spare parts, will be approximately $105.0 million. The Company used the proceeds from the issuance of unsecured notes in December 1998 to acquire and modify these airplanes.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note. The note required monthly payments of $400,000 in principal and interest from October 15, 1997, through September 1999, with the balance due at maturity. The Company re-financed this aircraft through a sale/leaseback transaction in December 1998, at which time the note was repaid in full. The new lease initially expired in December 1999, but the lessor has exercised its right to leave the aircraft with the Company for one additional year at a reduced rental amount. The lessor, who has the right to extend the lease for one more year, may "call" the aircraft with six months notice to the Company.

In the second quarter of 1999, the Company completed the construction of a 120,000 square foot Maintenance and Operations Center immediately adjacent to the Company's maintenance hangar at Indianapolis International Airport. In June 1999, the Company incurred an $8.0 million 15-year mortgage loan on the Maintenance and Operations Center. The mortgage loan requires monthly principal and interest payments.

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

The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million, after deducting costs and fees of issuance. The Company is using the net proceeds together with available cash and bank facility borrowings, for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, for the purchase of Boeing 727-200 ADV aircraft, engines, engine hushkits and spare parts.

In January 1999, the Company revised its revolving credit facility to provide a maximum of $75.0 million, including up to $25.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. The 1999 facility is subject to certain restrictive covenants, and is collateralized by certain L-1011-100 and Boeing 727-200 ADV aircraft.

As of September 30, 1999, the Company had borrowings of $31.0 million against this credit facility, all of which was repaid October 1, 1999. In addition, the Company had outstanding letters of credit secured by this facility aggregating $15.5 million. No amounts had been drawn against letters of credit at September 30, 1999.

Aircraft and Hushkit Purchase Commitments. The Company has signed a purchase agreement to acquire eight Boeing 727-200ADV aircraft. Seven of these aircrafts have been purchased including one on lease to another airline. The final aircraft is expected to be purchased in November 1999. The Company currently expects to sell the aircraft that had been operated by the other lessor. The Company has to install engine hushkits on all of the Boeing 727-200 aircraft that it currently operates in order to meet federal Stage 3 noise regulations for its fleet by December 31, 1999. It expects to install the final two hushkits to meet those requirements.

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

The second phase, inventory and assessment (now 100% complete), included such activities as creating an inventory of all technology infrastructure components used by the Company, developing standards for assessing and ranking Year 2000 risk for such components, completing risk assessments for all components, providing Year 2000 readiness standards for such components, development of a critical vendor database, development of renovation standards and guidelines, development of testing standards and guidelines, creation of a dedicated testing environment, developing an inventory of tools needed to complete assessment, conversion and testing of components, development of Year 2000 resource budgets and completion of high-level contingency plans. With respect to the 693 computer components included in the Company's initial inventory, 65 project plans were developed to address high-risk components, and 72 project plans were developed to address low-risk components.

The third phase, renovation (now 100% complete), included the conversion, replacement or elimination of selected hardware platforms and devices, operating systems, databases, purchased software, utilities, and internal and external interfaces. Renovation required the completion and documentation of software and hardware changes, development of replacement systems and decommissioning systems to be eliminated. Renovation also included the completion and documentation of unit testing and the creation of a final test plan for system, integration and stress testing of all changes. Contingency plans will continue to be updated and completed.

The fourth phase was validation (now 100% complete with respect to high-risk components and 98% complete with respect to low-risk components), which included user acceptance testing of all new or renovated components. Such testing has validated Year 2000 operational readiness of the individual components, up to but not including testing of the integration of those components, with other components sharing common interfaces or other interdependencies.

The fifth phase was implementation (now 100% complete with respect to high-risk components and 94% complete with respect to low-risk components), which included integration testing of individual components as to interfaces and interdependencies with other components or elements of the Company's technology infrastructure and installation of any Year 2000 related modifications into a production environment.

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

Under the Company's vendor readiness plan, significant Company vendors have been grouped according to the expected safety, operations or financial impacts from a loss of access to essential goods or services due to the vendor failing to become Year-2000-ready, and the expected time and effort which would be required to replace the Year-2000-defective vendor with a Year-2000-ready vendor. Under this classification system, the Company has identified 621 "tier 3" vendors whose lack of Year 2000 readiness and the resulting loss of essential goods and services could create immediate operations or financial impact to the Company, with replacement of such vendors taking considerable time and effort. All but 3 of the "tier 3" vendors have now been certified by the Company as meeting its Year 2000 readiness standards, with the remainder targeted for completion in early November 1999.

The Company has further classified 398 vendors as "tier 2" vendors, which could pose some operations or financial concerns to the Company should they be non-Year-2000 compliant, but which impacts would not be immediate and for which only moderate time and effort would be required to locate compliant replacement vendors. All but 6 of the "tier 2" vendors have now been determined by the Company as meeting its Year 2000 readiness standards, with the remainder currently undergoing a follow-up process.

Over 2,000 remaining vendors have been classified as "tier 1" vendors, the loss of which would pose only minor inconveniences to the Company in the event that they should fail to meet Year 2000 readiness, and all of which could be easily replaced with alternative vendors.

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

The Company has identified approximately 180 domestic and international airports that are now scheduled, or potentially could be scheduled by the Company at a future time, for flight arrivals and departures during the final two weeks of 1999 and the first four weeks of 2000. As a member of the Air Transport Association Year 2000 Airports Sub-Committee, the Company is actively involved in an industry-wide process to verify the Year 2000 readiness of domestic and international airports and associated air traffic control systems. To date, the Company has received Year 2000 readiness information on all but a few of the 180 targeted airports and traffic control systems. The Company has also communicated directly with business partners and suppliers at targeted airports, and receives regular updates on Year 2000 readiness status from internal and industry sources. Although this information has improved the Company's ability to evaluate the risks, the Company cannot be certain that all airport and air traffic control system Year 2000 readiness issues will be resolved before the end of 1999. The Company continues to evaluate the most current information available and will make a final determination regarding any flight schedule changes and other contingency plans during the weeks immediately preceding the end of 1999.

Under the direction of the Air Transport Association Year 2000 Committee, a separate evaluation of aviation-related federal agencies is also in progress. This evaluation includes the Year 2000 readiness of the Federal Aviation Administration, particularly with respect to the operation of the domestic air traffic control system; the Department of Transportation; the Immigration and Naturalization Service; and the National Weather Service. Based upon representations made by such federal agencies, they expect to be able to provide uninterrupted services to the air transportation industry, including the Company, during the year 2000. Efforts of the Air Transport Association Year 2000 Committee continue to be directed toward completing an independent verification of the readiness of these agencies.

Estimated Costs of Achieving Year 2000 Readiness. Based upon all data currently available to the Company, it presently estimates that the total cost of meeting Year 2000 standards, including computer and facilities infrastructure, vendor readiness, aircraft and airports, will be approximately $6.4 million. Such estimated cost includes approximately $2.2 million in capital expenditures to acquire new software and hardware to replace Year-2000-defective computer devices, as well as approximately $4.2 million in labor and related expenses to perform all Year 2000 projects, vendor-readiness assessment and contingency planning. Approximately $5.8 million of this estimated cost has been incurred as of September 30, 1999, with the remaining $0.6 million to be incurred in the fourth quarter of 1999.

Year 2000 Risks and Contingency Plans. The Company believes that its computer infrastructure project plans and vendor readiness plan, together with its participation on the Air Transport Association Year 2000- Committee, will mitigate all significant risks of business and operational disruption arising from Year-2000-defective computer components. However, the Company cannot be assured that domestic and foreign air transportation infrastructure upon which it depends, such as airports and air traffic control systems, will be fully compliant with Year 2000 requirements by the end of 1999, in which case the Company could suffer some disruptions to business processes and operations, and might be required to make some changes to its planned flying schedules just prior to and immediately after the end of 1999.

The Company has developed a number of high-level contingency plans addressing how it would respond to specific Year 2000 issues arising from non-compliant computer infrastructure components, vendors and government agencies. During the fourth quarter of 1999, these contingency plans will be refined and tested. Contingency plans include such strategies as securing alternative vendors and preparing for manual workarounds, where feasible.

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


                             Amtran, Inc.
                             (Registrant)




Date   November 15, 1999    John P. Tague
                            John P. Tague
                            President and Chief Executive Officer
                              Director




Date   November 15, 1999    James W. Hlavacek
                            James W. Hlavacek
                            Executive Vice President, Chief Operating Officer
                              and President of ATA Training Corporation
                              Director




Date   November 15, 1999    Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                              Director