Form 10-K
period 1999-12-31
AMTRAN INC
filed 2000-03-30
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

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

Common Stock,  Without Par Value - 12,066,021 shares as of  February 29, 2000.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Amtran, Inc. and Subsidiaries' Proxy Statement dated April 5, 2000, are incorporated by reference into Part III.

                                                      TABLE OF CONTENTS
                                               FORM 10-K ANNUAL REPORT - 1999
                                                AMTRAN INC. AND SUBSIDIARIES


                                                                                                                     Page #

PART I
         Item 1.     Business........................................................................................... 4
         Item 2.     Properties.........................................................................................10
         Item 3.     Legal Proceedings..................................................................................10
         Item 4.     Submission of Matters to a Vote of Security Holders................................................10

PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters.......................11
         Item 6.     Selected Consolidated Financial Data...............................................................11
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............12
         Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.........................................32
         Item 8.     Financial Statements and Supplementary Data........................................................34
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............49

PART III
         Item 10.    Directors and Officers of the Registrant...........................................................49
         Item 11.    Executive Compensation.............................................................................49
         Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................49
         Item 13.    Certain Relationships and Related Transactions.....................................................50

PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................50
         Item 14d.   Valuation and Qualifying Accounts..................................................................53


Item 1.           Business

Amtran, Inc. (the "Company") owns American Trans Air, Inc. ("ATA"), the eleventh largest passenger airline in the United States (based on 1999 revenues) and a leading provider of airline services in selected markets. The Company is the largest commercial charter airline in the United States and the largest provider of passenger airline services to the U.S. military, in each case based on 1999 revenues. For the year ended December 31, 1999, the revenues of the Company consisted of 55.7% scheduled service, 23.5% commercial charter service and 11.2% military charter service, with the balance derived from related services.

Scheduled Service

The Company provides scheduled service through ATA to selected destinations primarily from its gateways at Chicago-Midway and Indianapolis and also provides transpacific services between the western United States and Hawaii. In the second quarter of 1999, the Company added scheduled service between Chicago-Midway and Philadelphia. The Company focuses on routes where it believes it can be a leading provider of nonstop service and targets leisure and value-oriented business travelers.

The Company believes that it has significant competitive advantages in each of its primary markets.

      Chicago-Midway, the Company's largest and fastest growing gateway, represented approximately 56.7% of the Company's total scheduled service capacity in 1999. The Company is the number one carrier in terms of market share in 20 out of its 22 nonstop routes from Chicago-Midway. The Company believes its service at this gateway would be difficult to replicate because of limited available airport capacity. This competitive position is enhanced by Chicago-Midway's proximity to downtown Chicago and the fact that, for a substantial portion of the population within the metropolitan region, Chicago-Midway is the most convenient airport. The Company began service at Chicago-Midway in December 1992.

      Hawaii represented approximately 18.5% of the Company's total scheduled service capacity in 1999. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market. Furthermore, a majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and fuel risk. The Company has served the Hawaiian market since 1974 through its commercial charter operations and since 1987 through its scheduled service operations.

      Indianapolis represented approximately 14.0% of the Company's total scheduled service capacity in 1999. The Company began scheduled service from Indianapolis in 1986 and believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share in seven of its eight nonstop jet routes from Indianapolis. In Indianapolis, the Company operates Ambassadair, the nation's largest travel club with approximately 41,000 individual or family memberships, providing the Company with a local marketing advantage similar to a frequent flier program.

Commercial Charter Service

The Company is the largest commercial passenger charter airline in the United States and provides services throughout the world, primarily to U.S. and European tour operators. The Company seeks to maximize the profitability of these operations by leveraging its leading market position, diverse aircraft fleet and worldwide operating capability. The Company believes its commercial charter services are a predictable source of revenues and operating profits in part because its commercial charter contracts require tour operators to assume capacity, yield and fuel price risk, and also because of the Company's ability to re-deploy assets into favorable markets. The Company's commercial charter services are marketed through a network of domestic sales offices along with a London office.

Military/Government Charter Service

The Company has provided passenger airline services to the U.S. military since 1983 and is currently the largest commercial airline provider of these services. The Company believes that because these operations are generally less seasonal than leisure travel, they have tended to have a stabilizing impact on the Company's operating margins. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. The Company believes that its fleet of aircraft is well suited to the needs of the military.

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

Maintain Low-Cost Position
For 1997, 1998 and 1999, the Company's operating cost per available seat mile ("CASM") of 6.09(cent), 6.09(cent) and 6.84(cent), respectively, was the lowest among large U.S. passenger airlines. The airline segment CASM was 5.97(cent), 6.00(cent) and 6.38(cent), respectively, for the years ended 1997, 1998 and 1999. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations in Cents per ASM." The Company believes that its low-cost structure provides a significant competitive advantage, allowing it to operate profitably while pricing competitively in the scheduled service and commercial and military charter markets. The Company believes its low-cost position is primarily derived from its simplified product, route structure, low aircraft ownership costs and low overhead costs.

Target Growth Opportunities
The Company intends to expand its operations selectively in areas where it believes it can achieve attractive financial returns.

      Charter Expansion. The Company has acquired five long-range Lockheed L-1011-500 aircraft primarily for commercial and military charter service, whose low-cost and high-seating capacity will enable the Company to compete for business that it could not previously accommodate (e.g., nonstop service to certain South American, European and Asian destinations).

      Scheduled Service Expansion at Chicago-Midway. The Company plans to increase frequencies and add up to four destinations from its Chicago-Midway gateway over the next 12 months and to support this expansion by adding four Boeing 757-200 aircraft to its fleet in 2000. Included in these new destinations is new service between Chicago-Midway and Ronald Reagan Washington National Airport, beginning April 3, 2000, as well as new services to Boston and Seattle, beginning May 7, 2000. The Company will also occupy additional gates upon completion of the new terminal at Chicago-Midway to facilitate these expanding operations. In addition, the Company will use the proceeds of a $17.0 million Special Facility Revenue Bond issued in December 1999 to pay a portion of the cost of construction of a Federal Inspection Service facility ("FIS") at the Chicago-Midway Airport. This will allow international flights to operate directly to and from Chicago-Midway.

      Selected Acquisitions. The Company continually evaluates possible acquisitions of related businesses or interests therein to enhance its competitive position in its market segments. The Company also continues to evaluate possible business combinations with air carriers and others that could result in a change of control of Amtran.

Industry Overview

Scheduled Airline Service
In the United States, the scheduled airline business is dominated by large scheduled airlines, most of which have developed hub-and-spoke route systems. As a result of this structure, many smaller cities or airports are not served by direct or nonstop flights to leisure destinations, and many secondary leisure destinations do not receive direct or nonstop service from more than a few major U.S. cities. In developing its business, the Company has focused on low-frequency, nonstop or direct service from its principal gateways to leisure or business destinations where there is little or no competing direct or nonstop service.

Commercial and Military/Government Charter Airline Service
In the United States, the passenger charter airline business is served by major scheduled airlines and a number of U.S. and non-U.S. charter airlines. Historically, charter airlines have supplemented the service provided by scheduled airlines by providing additional capacity at times of peak demand, such as during the Persian Gulf War, and on a longer-term basis to supplement the U.S. military's own passenger fleet. Based on the most recently available Department of Transportation ("DOT") statistics, total charter flights by all U.S. airlines represented approximately 2.7% of all available seat miles ("ASMs") flown within the United States during the twelve months ended September 30, 1999.

The Company's Airline Operations

Services Offered
The following table provides a summary of the Company's major revenue sources for the periods indicated:


                                                     Year Ended December 31,
                                 ---------- --- --------- --- --------- --- --------- --- -----------
                                    1999           1998          1997          1996           1995
                                 ---------- --- --------- --- --------- --- --------- --- -----------
                                                      (Dollars in millions)

Scheduled service                   $624.6        $511.3        $371.8        $386.5          $362.0
                                 ---------- --- --------- --- --------- --- --------- --- -----------
Commercial charter                   263.8         222.6         228.1         226.4           229.5
Military charter                     126.2         121.9         131.1          84.2            77.5
                                 ---------- --- --------- --- --------- --- --------- --- -----------
       Total charter service         390.0         344.5         359.2         310.6           307.0
                                 ---------- --- --------- --- --------- --- --------- --- -----------
Other                                107.8          63.6          52.2          53.8            46.0
                                 ---------- --- --------- --- --------- --- --------- --- -----------
        Total                     $1,122.4        $919.4        $783.2        $750.9          $715.0
                                 ========== === ========= === ========= === ========= === ===========


Scheduled Service
The Company provides scheduled airline services on selected routes where it believes that it can be one of the leading carriers in the market, focusing primarily on low-cost, nonstop or direct flights. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's John F. Kennedy and LaGuardia Airports, Philadelphia, Denver and Dallas-Ft. Worth.

Beginning in April 1997 the Company had entered into a code-share agreement with Chicago Express to operate passenger airline services between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton and Grand Rapids using Jetstream 31 propeller aircraft. The agreement was expanded in October 1997 to include Lansing and Madison. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express. Chicago Express' results of operations, beginning May 1999, were consolidated into the Company, replacing the fixed fee per flight previously recorded by the Company. This generated no material change to operating expenses and the operating revenues associated with these operations were already reflected in the Company's results of operations.

In January 2000, Chicago Express entered into an agreement to purchase nine SAAB 340B aircraft, engines and related parts. The aircraft will be placed into service throughout 2000 in conjunction with the return of the current fleet of Jetstream 31s to the lessor.

Included in the Company's jet scheduled service are bulk sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator may take up to 85% of an aircraft as a bulk-seat purchase. The seats which the Company retains are sold through its own scheduled service distribution network. Under bulk sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by tour operators. To minimize its credit exposure under these arrangements, the Company requires bonding or a security deposit for a portion of the contract price. Bulk seat sales amounted to $59.0 million, $68.6 million and $71.2 million in 1997, 1998 and 1999, respectively, which represented 7.5%, 7.5% and 6.3%, respectively, of the Company's consolidated revenues for such periods.

Commercial Charter
Commercial charter represented 29.1%, 24.2% and 23.5%, respectively of the Company's consolidated revenues for 1997, 1998 and 1999. The Company's principal customers for commercial charter are tour operators, sponsors of incentive travel packages and specialty charter customers.

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

Although the Company serves tour operators on a worldwide basis, its primary customers are U.S.-based. The Company's five largest tour operator customers represented approximately 16.2%, 14.4% and 12.5%, respectively, of the Company's consolidated revenues for 1997, 1998 and 1999, and the ten largest tour operator customers represented approximately 20.8%, 17.5% and 14.7%, respectively, of the Company's consolidated revenues for the same periods.

Incentive Travel Programs. Many corporations offer travel to leisure destinations or special events as incentive awards for their employees. The Company has historically provided air travel for many corporate incentive programs. Incentive travel customers range from national incentive marketing companies who arrange such programs for corporate clients, to large corporations that handle their incentive travel programs on an in-house basis.

Specialty Charters. The Company operates a significant number of specialty charter flights. These programs are normally contracted on a single round-trip basis and vary extensively in nature. These flights allow the Company to increase aircraft utilization during off-peak periods.

Military/Government Charter
In 1997, 1998 and 1999, sales to the U.S. military and other governmental agencies were approximately 16.8%, 13.3% and 11.2%, respectively, of the Company's consolidated revenues. Traditionally, the Company's focus has been on short-term military "contract expansion" business which is routinely awarded by the U.S. government based on availability of appropriate aircraft. The U.S. government awards one-year contracts for its military charter business, and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are awarded based upon the participating airlines' average costs. The short-term expansion business is awarded pro rata to those carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available. The Company's current contractor teaming arrangement significantly increases the likelihood that the team will receive both fixed-award and contract expansion business. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Military/Government Charter Revenues."

The Company is subject to biennial inspections by the Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was completed in the fourth quarter of 1999.

Other Business
In addition to its core charter and scheduled service businesses, the Company operates several other smaller businesses that complement its core businesses. The Company sells ground arrangements (hotels, car rentals and attractions) through its Ambassadair and ATA Leisure Corp. subsidiary brands such as ATA Vacations, Travel Charter and Key Tours; provides airframe and powerplant mechanic training through American Trans Air Training Corporation; and provides helicopter charter services through its ExecuJet subsidiary. Additionally, the Company, through its subsidiary Amber Air Freight, markets cargo services in the Company's scheduled and charter operations. In aggregate, these businesses, together with incidental revenues associated with core charter and scheduled service operations, accounted for 6.6%, 6.9% and 9.6%, respectively, of consolidated revenues in 1997, 1998 and 1999.

Aircraft Fleet

As of December 31, 1999, the Company was certified to operate a fleet of 18 Lockheed L-1011s, 24 Boeing 727-200ADVs and 11 Boeing 757-200s. As of December 31, 1999 the Company had also taken delivery of one incremental Lockheed L-1011-500 which was undergoing modifications and not yet flight certified. The Company also acquired Chicago Express on April 30, 1999, which is separately certified to operate nine Jetstream 31 propeller aircraft.

Lockheed L-1011 Aircraft
The Company's 19 Lockheed L-1011 aircraft are wide-body aircraft, 11 of which have a range of 2,971 nautical miles, three of which have a range of 3,425 nautical miles, and five of which have a range of 5,577 nautical miles. (One aircraft did not operate on the Company's certificate as of December 31, 1999, but is scheduled to be placed into service in the first quarter of 2000.) These aircraft conform to the FAA's Stage 3 noise requirements and have a low ownership cost relative to other wide-body aircraft types. See "--Environmental Matters." These aircraft have an average age of approximately 24 years. As of December 31, 1999, 18 of these aircraft were owned by the Company and one was under an operating lease that expires in March 2003. Certain of the Lockheed L-1011 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders under its revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Boeing 727-200ADV Aircraft
The Company's 24 Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high-thrust, JT8D-17/-17A engines and have a range of 2,050 nautical miles. These aircraft conform to Stage 3 noise requirements as of December 31, 1999 and have an average age of approximately 20 years. The Company leases 14 of these aircraft, with initial lease terms that expire between October 2000 and August 2003, subject to the Company's right to extend each lease for varying terms or purchase the aircraft.

Boeing 757-200 Aircraft
The Company's 11 Boeing 757-200 aircraft are relatively new, narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, all of which are leased, have an average age of approximately three years and meet Stage 3 noise requirements. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. In addition, the Company's Boeing 757-200s have the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between December 2001 and September 2019, subject to the Company's right to extend each lease for varying terms.

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

Maintenance and Support

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 120,000 square-foot facility was designed to meet the maintenance needs of the Company's fleet and to provide supervision and control of purchased maintenance services. The Company has approximately 1,200 employees supporting its maintenance and technical efforts.

The Company currently maintains 14 permanent maintenance facilities, including its Indianapolis facility. In addition, the Company utilizes "road teams," which are dispatched primarily as charter flight operations require to arrange and supervise maintenance services at temporary locations. The Company also uses road teams to supervise all maintenance not performed in-house.

Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees which applied to approximately 53.4%, 45.0% and 34.8%, respectively, of consolidated revenues in 1997, 1998 and 1999. The Company did not engage in any material fuel hedging activities in 1997, but engaged in a fuel hedging program from 1998 to mid-1999, which hedged a significant portion of its scheduled service fuel exposure during that time period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses - Fuel and Oil."

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

Competition for Commercial Charter Services
In the commercial charter market, the Company competes both against the major U.S. scheduled airlines and against small U.S. charter airlines. The Company also competes against several European and Mexican charter and scheduled airlines. The scheduled carriers compete for leisure travel customers with the Company's commercial charter operations in a variety of ways, including wholesaling discounted seats on scheduled flights to tour operators, promoting packaged tours to travel agents for sale to retail customers and selling discounted, airfare-only products to the public. As a result, all charter airlines, including the Company, generally are required to compete for customers against the lowest revenue-generating seats of the scheduled airlines.

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

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. Under the Company's current insurance policies, it will not be covered by such insurance were it to fly, without the consent of its insurance provider, to certain high-risk countries. The Company will support certain U.S. government operations in areas where its insurance policy does not provide coverage when the U.S. government provides replacement insurance coverage.

Employees

As of December 31, 1999, the Company had approximately 7,000 full and part-time employees, approximately 2,400 of whom were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA"), and the Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with the AFA became subject to amendment, but did not expire, in December 1998. The current collective bargaining agreement with ALPA will be subject to amendment, but will not expire, in September 2000. The Company began negotiations with the AFA in the third quarter of 1998 to amend the collective bargaining agreement, and a tentative agreement was announced on February 14, 2000. The flight dispatchers elected the Transport Workers Union to represent them in October 1999. Due to the small number of dispatchers, this election is expected to have a minimal impact on the Company's operations.

The Company believes that relations with its employees are good. A prolonged dispute with employees who are represented by a union, or any sizable number of employees, could have an adverse impact on the Company's operations.

Regulation

The Company is subject to a wide range of governmental regulation, including that of the DOT and the Federal Aviation Administration ("FAA").

The DOT principally regulates economic matters affecting air service, including: air carrier certification and fitness; insurance; leasing arrangements; allocation of route rights and authorization of proposed scheduled and charter operations; allocation of landing slots and departing slots; consumer protection; and competitive practices. The FAA primarily regulates flight operations, especially matters affecting air safety, including airworthiness requirements for each type of aircraft and crew certification. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to fly to specific airports using specified equipment.

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through its cargo affiliate. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. Also, while the Company's aircraft are in foreign countries, they must comply with the requirements of similar authorities in those countries. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a Passenger Facility Charge of up to $3.00 generally payable by each passenger departing from the airport and remitted by the Company to the applicable airport authority.

At the Company's aircraft maintenance facilities, materials are used that are regulated as hazardous under federal, state and local laws. The Company is required to maintain programs to protect the safety of the employees who use these materials and to manage and dispose of any waste generated by the use of these materials in compliance with these laws. More generally, the Company is also subject at these facilities to federal, state and local regulations relating to protection of the environment and to discharge of material into the environment. The Company does not expect that the costs associated with ongoing compliance with any of these regulations will have a material impact on the Company's capital expenditures, earnings or competitive position. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for instance, imposing additional requirements or restrictions on operations.

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

Environmental Matters

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. In general, the Company is prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 1999, the Company's entire fleet met Stage 3 requirements.

In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company believes it has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards.

Item 2.    Properties

The Company leases three adjacent office buildings in Indianapolis consisting of approximately 136,000 square feet. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices and for the Indianapolis reservations center.

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

During the second quarter of 1999, the Company completed construction of a 120,000 square-foot building immediately adjacent to the Company's hangar at Indianapolis International Airport. In 1995, the Company completed the lease of Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. The Company has completed significant improvements to this leased property, which is used to provide line maintenance for the Boeing 757-200 and Boeing 727-200 narrow-body fleets.

Since 1995, the Company has occupied an 18,700 square-foot reservation facility located near Chicago's O'Hare Airport. This reservation facility serves customers in the greater Chicago metropolitan area in support of the Chicago-Midway scheduled service operation.

The Company also routinely leases various properties at airports around the world for use by passenger service, flight operations and maintenance staffs. Other properties are also leased for the use of sales office staff.

At December 31, 1999, the Company was certified to operate a fleet of 53 aircraft. The following table summarizes the ownership characteristics of each aircraft type operated by the Company as of the end of 1999.


         Ownership                 Boeing             Boeing              Lockheed              Lockheed
           Status                727-200ADV          757-200ER          L-1011-50/100          L-1011-500

           Owned                      1                 N/A                   1                     4
       (Unencumbered)

           Owned                      9                 N/A                  12                    N/A

   (Encumbered-Pledged on
       Bank Facility)

           Leased                    14                  9                   N/A                   N/A
      (Fixed Buy-out)

      Operating-Lease                N/A                 2                    1                    N/A
        (No Buy-out)

           TOTAL                     24                 11                   14                     4


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

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AMTR." The Company had 272 registered shareholders at December 31, 1999, and 279 registered shareholders at December 31, 1998.


                                                               Year Ended December 31, 1999
Market Prices of Common Stock                       High                  Low                Close
                                               --------------- -------------------- -------------------
First quarter                                      28 1/8                18 1/2               19

Second quarter                                       25                  18 7/8              24 5/8

Third quarter                                       27 1/2               18 1/2              18 3/4

Fourth quarter                                       22                  16 1/2              19 3/8

                                                               Year Ended December 31, 1998
Market Prices of Common Stock                       High                  Low                Close
                                               --------------- -------------------- -------------------
First quarter                                      16 3/8                 7 1/2              16 1/4

Second quarter                                       27                  15 1/8              24 5/8

Third quarter                                        30                  20 7/8              23 1/2

Fourth quarter                                     27 5/8                13 3/4              27 1/8

No dividends have been paid on the Company's common stock since becoming publicly held.


Item 6.  Selected Consolidated Financial Data-(Unaudited)

The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes.

                                                                 Amtran, Inc.
                                                             Five-Year Summary
                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data and ratios)               1999         1998        1997        1996        1995
-----------------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
     Operating revenues                                           $  1,122,366  $  919,369  $  783,193  $  750,851  $   715,009
     Operating expenses                                              1,032,339     843,996     769,709     786,907      697,073
     Operating income (loss) (1)                                        90,027      75,373      13,484    (36,056)       17,936
     Income (loss) before taxes                                         77,797      67,210       6,027    (39,581)       14,653
     Net income (loss)                                                  47,342      40,081       1,572    (26,674)        8,524
     Net income (loss) per share - basic (2)                              3.86        3.41        0.14      (2.31)         0.74
     Net income (loss) per share - diluted (2)                            3.51        3.07        0.13      (2.31)         0.74

Balance Sheet Data (at end of period):
     Property and equipment, net                                  $    511,832  $  329,332  $  267,681  $  224,540  $   240,768
     Total assets                                                      815,281     594,549     450,857     369,601      413,137
     Total debt                                                        347,871     246,671     191,804     149,371      138,247
     Shareholders' equity (3)                                          151,376     102,751      56,990      54,744       81,185
     Ratio of total debt  to shareholders' equity                         2.30        2.40        3.37        2.73         1.70
     Ratio of total liabilities to shareholders' equity                   4.39        4.79        6.91        5.75         4.09


Selected Operating Statistics for
Consolidated Passenger Services: (4)
     Revenue passengers carried (thousands)                            7,044.6     6,168.3     5,307.4     5,680.5      5,368.2
     Revenue passenger miles (millions)                               10,949.0     9,758.1     8,986.0     9,172.4      8,907.7
     Available seat miles (millions)                                  15,082.6    13,851.7    12,647.7    13,295.5     12,521.4
     Passenger load factor                                               72.6%       70.5%       71.0%       69.0%        71.1%


(1) The Company has reclassified gain (loss) on the sale of operating assets for 1995 from non-operating gain (loss) to operating income (loss) to be consistent with the 1996-1999 presentation. Also, in the third quarter of 1996, the Company recorded a $4.7 million loss on the disposal of leased assets associated with the reconfiguration of its fleet.

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

(4) Operating statistics pertain only to ATA (including the operations of Chicago Express) and do not include information for other operating subsidiaries of the Company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Amtran is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, ATA, has been operating for 27 years and is the eleventh largest U.S. passenger airline in terms of 1999 revenues. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Philadelphia, Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy Airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

For the year ended December 31, 1999, the Company generated record operating income and net income. Although all business units performed well during this period, scheduled service continued to generate the strongest overall growth in pricing and traffic of the major business units.

o Scheduled service revenue per available seat mile ("RASM") increased 7.5% in 1999, as compared to 1998.

o   Scheduled service ASMs increased 13.6% between 1999 and 1998.

o   Load factor increased to 77.4% in 1999 as compared to 74.4% in 1998.

In 1999, the Company's consolidated measures of RASM and CASM were impacted by the acquisition of tour operators Travel Charter and Key Tours, because these companies contributed significant operating revenue and expense to consolidated results, without increasing ASMs. The operations of these tour operators, along with the Company's existing vacation package brand, ATA Vacations, have been combined and reported as a separate operating segment, ATA Leisure Corp. ("ATALC") (see Note 13 to Consolidated Financial Statements).

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, consolidated operating revenues and expenses expressed as cents per ASM.

                                                                              Cents per ASM
                                                                           Year Ended December 31,
                                                                1999              1998             1997
                                                                ----              ----             ----

Consolidated operating revenues:                                7.44              6.64             6.19

Consolidated operating expenses:
     Salaries, wages and benefits                               1.67              1.52             1.36
     Fuel and oil                                               1.13              0.99             1.22
     Depreciation and amortization                              0.64              0.57             0.49
     Handling, landing and navigation fees                      0.59              0.54             0.55
     Aircraft rentals                                           0.39              0.38             0.43
     Aircraft maintenance, materials and repairs                0.37              0.39             0.41
     Crew and other employee travel                             0.33              0.30             0.29
     Ground package cost                                        0.33              0.14             0.15
     Passenger service                                          0.26              0.24             0.26
     Commissions                                                0.26              0.21             0.21
     Other selling expenses                                     0.19              0.16             0.12
     Advertising                                                0.12              0.13             0.10
     Facilities and other rentals                               0.09              0.07             0.07
     Other                                                      0.47              0.45             0.43
                                                                ----              ----             ----
          Total consolidated operating expenses                 6.84              6.09             6.09
                                                                ----              ----             ----
     Consolidated operating income                              0.60              0.55             0.10
                                                                ====              ====             ====
     ASMs (in thousands)                                    15,082,630        13,851,731       12,647,683


The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM.


                                               Year Ended December 31,
--------------------------------------------------------------------------------
                                      1999             1998           1997
                                      ----             ----           ----
Airline and Other
     Operating revenue (000s)      $1,027,526         $897,884       $758,971
     RASM (cents)                      6.81             6.48           6.00
     Operating expense (000s)      $  961,935         $830,977       $755,492
     CASM (cents)                      6.38             6.00           5.97

ATALC
     Operating revenue (000s)      $   94,840         $ 21,485       $ 24,222
     RASM (cents)                      0.63             0.16           0.19
     Operating expense (000s)      $   70,404         $ 13,019       $ 14,217
     CASM (cents)                      0.46             0.09           0.12

Year Ended December 31, 1999, Versus Year Ended December 31, 1998

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft by Chicago Express as the ATA Connection.

                                                     Twelve Months Ended December 31,
------------------------------------- ----------------------------------------------------------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
------------------------------------- --------------- --------------- ---------------- ---------------
Departures Jet                                50,207          45,881            4,326            9.43
Departures J31(a)                             17,716          16,388            1,328            8.10
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Departures (b)                        67,923          62,269            5,654            9.08
------------------------------------- --------------- --------------- ---------------- ---------------

Block Hours Jet                              157,481         144,237           13,244            9.18
Block Hours J31                               17,979          16,166            1,813           11.21
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      175,460         160,403           15,057            9.39
------------------------------------- --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                           10,913,081       9,727,097        1,185,984           12.19
RPMs J31 (000s)                               35,922          30,991            4,931           15.91
------------------------------------- --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                   10,949,003       9,758,088        1,190,915           12.20
------------------------------------- --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                           15,025,000      13,799,507        1,225,493            8.88
ASMs J31 (000s)                               57,630          52,224            5,406           10.35
------------------------------------- --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                   15,082,630      13,851,731        1,230,899            8.89
------------------------------------- --------------- --------------- ---------------- ---------------

Load Factor Jet                                72.63           70.49             2.14            3.04
Load Factor J31                                62.33           59.34             2.99            5.04
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        72.59           70.45             2.14            3.04
------------------------------------- --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    6,838,339       5,991,662          846,677           14.13
Passengers Enplaned J31                      206,304         176,604           29,700           16.82
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            7,044,643       6,168,266          876,377           14.21
------------------------------------- --------------- --------------- ---------------- ---------------

Revenue (000s)                            $1,122,366        $919,369         $202,997           22.08
RASM in cents (h)                               7.44            6.64             0.80           12.05
CASM in cents (i)                               6.84            6.09             0.75           12.32
Yield in cents (j)                             10.25            9.42             0.83            8.81
------------------------------------- --------------- --------------- ---------------- ---------------

  See footnotes (g) through (j) on page 15.

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

Operating Revenues

Total operating revenues in 1999 increased 22.0% to $1.122 billion from $919.4 million in 1998. This increase was due to a $113.4 million increase in scheduled service revenues, a $41.2 million increase in commercial charter revenues, a $35.0 million increase in ground package revenues, a $9.1 million increase in other revenues, and a $4.3 million increase in military/government charter revenues.

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express as the ATA Connection.


                                                     Twelve Months Ended December 31,
------------------------------------- --------------- --------------- ---------------- ---------------
                                                1999            1998        Inc (Dec)     % Inc (Dec)
------------------------------------- --------------- --------------- ---------------- ---------------
Departures Jet                                35,402          31,237            4,165           13.33
Departures J31(a)                             17,716          16,388            1,328            8.10
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Departures (b)                        53,118          47,625            5,493           11.53
------------------------------------- --------------- --------------- ---------------- ---------------

Block Hours Jet                              104,555          92,263           12,292           13.32
Block Hours J31                               17,979          16,166            1,813           11.21
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      122,534         108,429           14,105           13.01
------------------------------------- --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            6,828,181       5,777,555        1,050,626           18.18
RPMs J31 (000s)                               35,922          30,991            4,931           15.91
------------------------------------- --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    6,864,103       5,808,546        1,055,557           18.17
------------------------------------- --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            8,809,564       7,756,330        1,053,234           13.58
ASMs J31 (000s)                               57,630          52,224            5,406           10.35
------------------------------------- --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    8,867,194       7,808,554        1,058,640           13.56
------------------------------------- --------------- --------------- ---------------- ---------------

Load Factor Jet                                77.51           74.49             3.02            4.05
Load Factor J31                                62.33           59.34             2.99            5.04
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        77.41           74.39             3.02            4.06
------------------------------------- --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    4,878,643       4,094,454          784,189           19.15
Passengers Enplaned J31                      206,304         176,604           29,700           16.82
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            5,084,947       4,271,058          813,889           19.06
------------------------------------- --------------- --------------- ---------------- ---------------

Revenue (000s)                              $624,647        $511,254         $113,393           22.18
RASM in cents (h)                               7.04            6.55             0.49            7.48
Yield in cents (j)                              9.10            8.80             0.30            3.41
Revenue per segment $ (k)                     122.84          119.70             3.14            2.62
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 14 and 15.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 1999 increased 22.2% to $624.6 million from $511.3 million in 1998. Scheduled service revenues comprised 55.7% of consolidated revenues in 1999, as compared to 55.6% of consolidated revenues in 1998.

The Company's scheduled service at Chicago-Midway accounted for approximately 56.7% of scheduled service ASMs and 77.2% of scheduled service departures in 1999, as compared to 53.4% and 73.5%, respectively, during 1998. During 1998, the Company began nonstop service to New York's LaGuardia Airport, Dallas-Ft. Worth and Denver, which continued throughout 1999. During 1999, the Company began nonstop service to Philadelphia, which was not served during 1998. In addition to these new services, the Company served the following existing jet markets in both years: Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy International Airport, Orlando, Phoenix, St. Petersburg, San Francisco and Sarasota. The Company has announced that effective April 3, 2000 it will begin nonstop service to Washington D.C., and effective May 7, 2000, it will begin nonstop service from Chicago-Midway to both Boston and Seattle.

Beginning in 1997, the Company also had a code-share agreement with Chicago Express under which, as later amended, Chicago Express operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which continues to operate these services as a wholly owned subsidiary of the Company.

The Company's operations at Chicago-Midway continued to be the fastest growing portion of its scheduled service business in 1999. The Company operated a peak schedule of 67 daily jet and commuter departures from Chicago-Midway and served 22 destinations on a nonstop basis in the summer of 1999, as compared to 57 peak daily departures and 21 nonstop destinations served in the summer of 1998. In 1998, the Company completed a $1.7 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for its customers. The Company also presently expects to occupy 12 jet gates and one commuter aircraft gate at the new Chicago-Midway terminal which is presently scheduled for completion in 2004, as compared to the six jet gates currently occupied in the existing terminal.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies, as compared to the Company's other gateway cities. In addition, the Company plans to build an FIS facility at Chicago-Midway to facilitate direct international flights.

The Company's Hawaii service accounted for 18.5% of scheduled service ASMs and 4.7% of scheduled service departures in 1999, as compared to 21.3% and 5.4%, respectively, in 1998. The Company provided nonstop services in both years from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the higher daily hours of utilization obtained for both aircraft and crews in this market than for other commercial charter and military applications.

The Company's Indianapolis service accounted for 14.0% of scheduled service ASMs and 10.8% of scheduled service departures in 1999, as compared to 16.1% and 12.7%, respectively, in 1998. In 1999 and 1998, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 27 years through the Ambassadair Travel Club and in scheduled service since 1986.

On June 9, 1999, nonstop service commenced between Ft. Lauderdale and San Juan, Puerto Rico, and on June 16, 1999, nonstop service was begun between New York's John F. Kennedy International Airport and San Juan. Between June and September 1999, the Company operated seasonal service between New York's John F. Kennedy International Airport and Dublin and Shannon, Ireland.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company believes that scheduled service yields and load factors in 1999 and 1998 have benefited from strong customer demand for air transportation in the United States during a period of constrained industry growth in seat capacity relative to this demand.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. The Company believes that tour operator and specialty charter are businesses where the Company's experience and size provide meaningful competitive advantage and are businesses to which the Company remains committed. Commercial charter revenues accounted for 23.5% of consolidated revenues in 1999, as compared to 24.2% in 1998.

The Company has expanded its seat capacity in the commercial and military/government charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. In July 1998, the Company committed to the purchase of five such aircraft for delivery between the third quarter of 1998 and the end of 1999. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The Company placed four of these aircraft into service in commercial and military/government charter operations during 1999, which has increased the available seat capacity for these charter business units, in addition to opening new long-range market opportunities to the Company which it cannot serve with its existing fleet. The Company expects to place the fifth L-1011 series 500 aircraft into service in the first quarter of 2000.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

----------------------------------- ----------------------------------------------------------------
                                      Twelve Months Ended December 31,
----------------------------------- ----------------------------------------------------------------
                                              1999             1998       Inc (Dec)     % Inc (Dec)
                                              ----             ----       ---------     -----------
Departures (b)                              10,212            9,602             610            6.35
Block Hours (c)                             37,119           33,516           3,603           10.75
RPMs (000s) (d)                          3,253,165        3,009,638         243,527            8.09
ASMs (000s) (e)                          4,129,966        3,882,202         247,764            6.38
Passengers Enplaned (g)                  1,753,237        1,617,901         135,336            8.36
Revenue (000s)                            $263,766         $222,571         $41,195           18.51
RASM in cents (h)                             6.39             5.73            0.66           11.52
----------------------------------- --------------- ---------------- --------------- ---------------

See footnotes (b) through (h) on pages 14 and 15.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed-city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $193.8 million in revenues in 1999, as compared to $176.4 million in 1998.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $40.0 million in revenues in 1999, as compared to $35.1 million in 1998.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

-------------------------------- ---------------------------------------------------------------
                        Twelve Months Ended December 31,
-------------------------------- ---------------------------------------------------------------
                                           1999            1998       Inc (Dec)     % Inc (Dec)
                                           ----            ----       ---------     -----------
Departures (b)                            4,444           4,447             (3)          (0.07)
Block Hours (c)                          15,354          16,389         (1,035)          (6.32)
RPMs (000s) (d)                         818,627         821,813         (3,186)          (0.39)
ASMs (000s) (e)                       2,027,471       1,963,069          64,402            3.28
Passengers Enplaned (g)                 199,013         205,641         (6,628)          (3.22)
Revenue (000s)                         $126,213        $121,911          $4,302            3.53
RASM in cents (h)                          6.23            6.21            0.02            0.32
-------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 14 and 15.

The Company participates in two related military/government charter programs known as "fixed-award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has traditionally participated in contractor teaming arrangements with other airlines. Under these arrangements, the team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents a majority of the passenger transport capacity of the team. As part of its participation in teaming arrangements, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points.

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

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including: (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards.

In April 1999, the Company announced that it had joined a new teaming arrangement with several major passenger and cargo airlines. Under this new teaming arrangement, the Company expects its military/government charter revenues to increase to approximately $180.0 million for the contract year beginning October 1999. This represents more than a 40% increase over the Company's fiscal year 1999 military/government charter revenues of $126.2 million.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages to its Ambassadair club members and through its ATA Leisure Corp. subsidiary to its scheduled service and tour operator customers. In 1999, ground package revenues increased 150.9% to $58.2 million, as compared to $23.2 million in 1998.

Effective January 31, 1999, the Company completed the acquisition of Travel Charter International ("TCI") in Detroit, Michigan (see Note 12 to Consolidated Financial Statements). TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. Prior to the acquisition, the Company had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $15.6 million of the increase in ground package revenues was attributable to the incremental ground package revenues of TCI, none of which were included in the Company's results of operations in 1998.

Effective April 30, 1999, the Company completed the purchase of Key Tours, Inc. and affiliated companies, also a tour operator serving the Detroit metropolitan area (see Note 12 to Consolidated Financial Statements). Key Tours provides tour packages, including ground arrangements, to such leisure destinations as Las Vegas and Florida. The Company has had a relationship with Key Tours as a major provider of passenger airline services for over 15 years. Approximately $16.6 million of the increase in ground package revenues was attributable to the incremental ground package revenues of Key Tours, none of which were included in the Company's results of operations in 1998.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions with other air carriers offering similar products in the Company's markets, all of which are factors that can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 22.8% to $49.6 million during 1999, as compared to $40.4 million in 1998. The Company's other revenues increased primarily due to higher revenues earned in non-passenger airline businesses, especially cargo revenues which increased approximately $6.5 million, largely due to the acquisition of the remaining 50% of the Amber Air Freight partnership at the beginning of 1999 (see Note 12 to Consolidated Financial Statements).

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in 1999 increased 19.5% to $252.6 million, as compared to $211.3 million in 1998.

The Company increased its average equivalent employees by approximately 14.8% in 1999 as compared to 1998, in order to appropriately staff the Company's growth between periods. This growth was most significant in categories of employees which are influenced directly by flight activity. Some employment growth in 1999 was also provided to improve customer service in targeted areas, such as at airport ticket counters, in reservations and in other departments primarily involved in delivering services to the Company's customers. The Company also recorded $6.7 million in additional salaries, wages and benefits in 1999 attributable to new companies acquired (see Note 12 to Consolidated Financial Statements). The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits) increased by approximately 4.1% in 1999 as compared to 1998.

In 1999, the Company recorded $6.4 million in variable compensation and related payroll taxes as compared to 1998, when $8.9 million in such compensation was recorded. The Company's variable compensation plans in both 1999 and 1998 paid significant cash awards to employees as a result of the achievement of specific profitability targets.

Salaries, wages and benefits cost per ASM increased 9.9% in 1999 to 1.67 cents, as compared to 1.52 cents in 1998. This unit-cost increase was attributable both to the faster rate of growth in average equivalent employees between years than seat capacity, and to the increase in average salaries paid between years.

Fuel and Oil. Fuel and oil expense increased 24.4% to $170.9 million in 1999, as compared to $137.4 million in 1998. The Company consumed 11.3% more gallons of jet fuel for flying operations between years, which resulted in an increase in fuel expense of approximately $15.0 million. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 157,481 jet block hours in 1999, as compared to 144,237 jet block hours in 1998, an increase of 9.2% between years.

Fuel consumption growth between 1999 and 1998 was more than total block hour growth since the Lockheed L-1011 fleet flew proportionately more block hours and consumes approximately twice the gallons per block hour of the Boeing 727-200 and Boeing 757-200.

During 1999, the Company's average cost per gallon of jet fuel consumed increased by 12.0% as compared to 1998, resulting in an increase in fuel and oil expense of approximately $18.0 million between years. This increase in fuel price was experienced generally in the airline industry as a result of significant increases in average crude oil and distillate market prices as compared to 1998, particularly in the last two quarters of 1999.

The Company entered into fuel price hedge contracts during 1998 and the first six months of 1999 under which the Company sought to reduce the risk of fuel price increases. These hedges impacted fuel and oil expense by 1.8% and 1.2% in 1999 and 1998, respectively.

Fuel and oil expense increased 14.1% to 1.13 cents per ASM in 1999, as compared to 0.99 cents per ASM in 1998, primarily due to the period-to-period increase in the average price of fuel consumed.

Depreciation and Amortization. Depreciation and amortization expense increased 22.0% to $96.0 million in 1999, as compared to $78.7 million in 1998. The Company recorded goodwill amortization expense of $0.9 million in 1999 due to the acquisition of new businesses (see Note 12 to Consolidated Financial Statements), which was not incurred in 1998.

Depreciation expense attributable to owned engines, airframes and leasehold improvements increased $9.0 million in 1999, as compared to 1998. The Company purchased nine Boeing 727-200 aircraft in 1999, which had been previously financed through operating leases, thereby increasing depreciation expense on engines and airframes between years. The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft, which is further described below under "Aircraft Rentals." The Company also placed four Lockheed L-1011-500 owned aircraft into service in 1999, none of which were owned in 1998. The Company also increased its investment in rotable parts and computer hardware and software, among other items of property and equipment, resulting in an increase in depreciation expense of $6.6 million in 1999, as compared to 1998.

Amortization of capitalized engine and airframe overhauls increased $9.7 million in 1999, as compared to 1998, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, nine of which were delivered new from the manufacturer between late 1995 and late 1999, are not presently generating any engine or airframe overhaul expense since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased $2.3 million in 1999, as compared to 1998. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

As is more fully explained in Note 11 to Consolidated Financial Statements, certain changes in accounting estimates for depreciation have been made by the Company. Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. This change in estimate reduced depreciation expense in 1999 by $2.0 million, as compared to 1998. In addition, effective January 1, 1999, the Company extended the estimated useful lives of capitalized Boeing 727-200 airframes, engines and improvements, all leasehold improvements, and all rotable parts associated with this fleet, and reduced the associated estimated salvage values. The effect of this change in estimate was to reduce depreciation expense in 1999 by $4.6 million, as compared to 1998.

Depreciation and amortization expense per ASM increased 12.3% to 0.64 cents in 1999, as compared to 0.57 cents in 1998.

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

Handling, landing and navigation fees increased by 19.7% to $89.3 million in 1999, as compared to $74.6 million in 1998. The total number of system-wide jet departures between 1999 and 1998 increased by 9.4% to 50,207 from 45,881, resulting in approximately $6.8 million in volume-related handling and landing expense increases between periods. Many of these departures were to destinations with significantly higher handling costs and landing fees, and proportionately more such departures were made by wide-body L-1011 aircraft which incur higher handling and landing costs per departure. These price and departure mix variances resulted in $4.7 million more handling and landing costs in 1999 than in 1998. The Company incurred approximately $1.1 million in higher deicing costs in 1999, as compared with 1998, attributable to the impact of more winter weather on flight operations in 1999 than in 1998. Additionally, the Company recorded approximately $1.4 million in higher cargo handling expenses in 1999, as compared to 1998, due to the acquisition of T.G. Shown Associates, Inc. in January 1999 (see Note 12 to Consolidated Financial Statements).

The cost per ASM for handling, landing and navigation fees increased 9.3% to 0.59 cents in 1999, from 0.54 cents in 1998.

Aircraft Rentals. Aircraft rentals expense for 1999 increased 10.5% to $58.7 million from $53.1 million in 1998. The Company financed four and refinanced one additional Boeing 757-200 aircraft in 1999 with operating leases, including two aircraft delivered new from the manufacturer at the end of 1998, and two others delivered in October and November 1999, increasing aircraft rentals expense by $12.5 million in 1999, as compared to 1998.

The Company also owned nine Boeing 727-200 aircraft during most of 1999 which had been financed through operating leases during most of 1998, thereby reducing aircraft rentals expense by $6.9 million between years.

Aircraft  rentals cost per ASM for 1999 was 0.39 cents, an increase of 2.6% from
0.38 cents per ASM in 1998.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for airframe check and line maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 3.5% to $55.6 million in 1999, as compared to $53.7 million in 1998.

The Company expensed a total of 53 maintenance checks on its fleet during 1999, as compared to 51 in 1998. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $2.3 million between 1999 and 1998.

The cost per ASM of aircraft maintenance materials decreased 5.1% to 0.37 cents in 1999, as compared to 0.39 cents in 1998.

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

The cost of crew and other employee travel increased 19.5% to $49.7 million in 1999, as compared to $41.6 million in 1998. During 1999, the Company's average full-time-equivalent cockpit and cabin crew employment was 9.7% higher than in 1998, while jet block hours flown increased by 9.2% between the same periods. The Company also experienced lower utilization of crew members due to the increase in military business.

The average cost of hotel rooms per full-time-equivalent crew member increased 17.6% in 1999, as compared to 1998. Such hotel costs increased primarily due to higher room rates paid in 1999.

The cost per ASM for crew and other employee travel increased 10.0% to 0.33 cents in 1999, from 0.30 cents in 1998.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Vacations customers as well as to customers of Travel Charter and Key Tours, which were acquired by the Company in 1999 (see Note 12 to Consolidated Financial Statements). Ground package cost increased 151.3% to $49.0 million in 1999, as compared to $19.5 million in 1998. Approximately $27.3 million of this increase was attributable to the operations of Travel Charter and Key Tours in 1999, none of which costs were incurred in 1998.

The cost per ASM of ground packages increased 135.7% to 0.33 cents in 1999, as compared to 0.14 cents in 1998. This increase is a result of the acquisition of the tour operators, Travel Charter and Key Tours.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 1999 and 1998, catering represented 82.0% and 84.1%, respectively, of total passenger service expense.

The total cost of passenger service increased 15.3% to $39.2 million in 1999, as compared to $34.0 million in 1998. The Company experienced a decrease of approximately 2.7% in the average unit cost of catering each passenger between years, primarily because in 1999 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $1.0 million in catering expense in 1999, as compared to 1998. Total jet passengers boarded, however, increased 14.1% between years, resulting in approximately $3.9 million in higher- volume-related catering expenses between the same sets of comparative periods.

The cost per ASM of passenger service increased 8.3% to 0.26 cents in 1999, as compared to 0.24 cents in 1998.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service and ground packages for its tour operator customers. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 37.2% to $39.1 million in 1999, as compared to $28.5 million in 1998.

Approximately $7.5 million of the increase in commissions in 1999, as compared to 1998, was attributable to commissions paid to travel agents by Travel Charter and Key Tours, which were acquired during the first half of 1999 (see Note 12 to Consolidated Financial Statements). Such commissions were not included in the Company's results of operations in 1998.

Scheduled service commissions expense increased by $2.8 million between 1999 and 1998, due to the corresponding increase in commissionable revenues earned between periods. The Company experienced a decrease in fourth quarter 1999 commission expenses due to an industry decrease in travel agency commissions paid from 8.0% to 5.0%. Commission expense cost per ASM increased 23.8% to 0.26 cents in 1999, as compared to 0.21 cents in 1998.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card fees incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone service for customers who contact the Company directly to book reservations. Other selling expenses increased 27.1% to $28.1 million in 1999, as compared to $22.1 million in 1998. Scheduled service passengers boarded increased 19.1% between the same periods. All such selling expenses increased due to growth in the scheduled service and tour operator business units between periods. Other selling cost per ASM increased 18.8% to
0.19 cents in 1999, as compared to 0.16 cents in 1998.

Advertising. Advertising expense increased 4.5% to $18.6 million in 1999, as compared to $17.8 million in 1998. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of businesses was increased in 1999, consistent with the Company's overall strategy to enhance scheduled service RASM through increases in load factor and yield. The cost per ASM of advertising decreased 7.7% to 0.12 cents in 1999, as compared to 0.13 cents in 1998.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 40.0% to $13.3 million in 1999, as compared to $9.5 million in 1998. Approximately $1.7 million of the growth in facilities costs between periods was attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations. Facility costs also increased $0.8 million as a result of the acquisition of new business (see Note 12 to Consolidated Financial Statements). The cost per ASM for facilities and other rentals increased 28.6% to 0.09 cents in 1999, as compared to 0.07 cents in 1998.

Other Operating Expenses. Other operating expenses increased 16.1% to $72.2 million in 1999, as compared to $62.2 million in 1998. Other operating expenses increased primarily due to the cost of passenger air transportation purchased by Travel Charter and Key Tours from air carriers other than the Company during 1999, none of which was included in the Company's 1998 results of operation. Other operating cost per ASM increased 4.4% to 0.47 cents in 1999, as compared to 0.45 cents in 1998.

Interest Income and Expense. Interest expense in 1999 increased to $21.0 million, as compared to $12.8 million in 1998. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1998 of $125.0 million in principal amount of 9.625% unsecured senior notes. In December 1999, the Company completed an additional sale of $75.0 million principal amount of 10.5% unsecured senior notes. Interest expense of $11.5 million was recorded in 1999 for these notes, which was not incurred in 1998.

The interest expense increase in 1999 was partially offset by $1.7 million due to more interest being capitalized primarily on Boeing 757-200 and Lockheed L-1011-500 fleet acquisitions, and $2.3 million due to the repayment of a note payable secured by a Boeing 757-200 aircraft, which had been outstanding during 1998.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $5.4 million in interest income in 1999, as compared to $4.4 million in 1998.

Other Non-Operating Income. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February and December 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Amtran, Inc.) that elected to participate in the offering. The Company recorded a gain on the sale of Equant shares of $1.7 million in the first quarter of 1999 and a similar gain of $1.3 million in the fourth quarter of 1999.

Income Tax Expense. In 1999 the Company recorded $30.5 million in income tax expense applicable to $77.8 million of pre-tax income for that period, while in 1998, income tax expense was $27.1 million on pre-tax income of $67.2 million. The effective tax rate applicable to 1999 was 39.2%, as compared to 40.4% in 1998.

Year Ended December 31, 1998, Versus Year Ended December 31, 1997

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express as the ATA Connection.

                                                     Twelve Months Ended December 31,
------------------------------------- ----------------------------------------------------------------
                                                1998            1997        Inc (Dec)     % Inc (Dec)
------------------------------------- --------------- --------------- ---------------- ---------------
Departures Jet                                45,881          39,517            6,364           16.10
Departures J31(a)                             16,388          10,091            6,297           62.40
------------------------------------- --------------- --------------- --------------- ----------------
 Total Departures (b)                        62,269          49,608           12,661           25.52
------------------------------------- --------------- --------------- ---------------- ---------------

Block Hours Jet                              144,237         129,216           15,021           11.62
Block Hours J31                               16,166          10,210            5,956           58.33
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      160,403         139,426           20,977           15.05
------------------------------------- --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            9,727,097       8,967,900          759,197            8.47
RPMs J31 (000s)                               30,991          18,055           12,936           71.65
------------------------------------- --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    9,758,088       8,985,955          772,133            8.59
------------------------------------- --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                           13,799,507      12,615,230        1,184,277            9.39
ASMs J31 (000s)                               52,224          32,453           19,771           60.92
------------------------------------- --------------- --------------- --------------- ----------------
  Total ASMs (000s) (e)                   13,851,731      12,647,683        1,204,048            9.52
------------------------------------- --------------- --------------- ---------------- ---------------

Load Factor Jet                                70.49           71.09           (0.60)          (0.84)
Load Factor J31                                59.34           55.63             3.71            6.67
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        70.45           71.05           (0.60)          (0.84)
------------------------------------- --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    5,991,662       5,210,578          781,084           14.99
Passengers Enplaned J31                      176,604          96,812           79,792           82.42
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            6,168,266       5,307,390          860,876           16.22
------------------------------------- --------------- --------------- ---------------- ---------------

Revenue (000s)                              $919,369        $783,193         $136,176           17.39
RASM in cents (h)                               6.64            6.19             0.45            7.27
CASM in cents (i)                               6.09            6.09                -               -
Yield in cents (j)                              9.42            8.72             0.70            8.03
------------------------------------- --------------- --------------- ---------------- ---------------

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

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31" operations include the operations of Jetstream 31 propeller aircraft operated by Chicago Express as the ATA Connection.

                                                     Twelve Months Ended December 31,
------------------------------------- ----------------------------------------------------------------
                                                1998            1997        Inc (Dec)     % Inc (Dec)
------------------------------------- --------------- --------------- ---------------- ---------------
Departures Jet                                31,237          23,800            7,437           31.25
Departures J31(a)                             16,388          10,091            6,297           62.40
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Departures (b)                        47,625          33,891           13,734           40.52
------------------------------------- --------------- --------------- ---------------- ---------------

Block Hours Jet                               92,263          72,883           19,380           26.59
Block Hours J31                               16,166          10,210            5,956           58.33
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                      108,429          83,093           25,336           30.49
------------------------------------- --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            5,777,555       4,523,245        1,254,310           27.73
RPMs J31 (000s)                               30,991          18,055           12,936           71.65
------------------------------------- --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    5,808,546       4,541,300        1,267,246           27.90

------------------------------------- --------------- --------------- ---------------- ---------------
ASMs Jet (000s)                            7,756,330       6,209,825        1,546,505           24.90
ASMs J31 (000s)                               52,224          32,453           19,771           60.92
------------------------------------- --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    7,808,554       6,242,278        1,566,276           25.09
------------------------------------- --------------- --------------- ---------------- ---------------

Load Factor Jet                                74.49           72.84             1.65            2.27
Load Factor J31                                59.34           55.63             3.71            6.67
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        74.39           72.75             1.64            2.25
------------------------------------- --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    4,094,454       3,087,706        1,006,748           32.61
Passengers Enplaned J31                      176,604          96,812           79,792           82.42
------------------------------------- --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            4,271,058       3,184,518        1,086,540           34.12
------------------------------------- --------------- --------------- ---------------- ---------------

Revenue (000s)                              $511,254        $371,762         $139,492           37.52
RASM in cents (h)                               6.55            5.96             0.59            9.90
Yield in cents (j)                              8.80            8.19             0.61            7.45
Revenue per segment $ (k)                     119.70          116.74             2.96            2.54
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (j) on pages 14 and 15. See footnote (k) on page 16.

Scheduled service revenues in 1998 increased 37.5% to $511.3 million from $371.8 million in 1997. Scheduled service revenues comprised 55.6% of consolidated revenues in 1998, as compared to 47.5% of consolidated revenues in 1997.

Between April 1997 and April 1999, the Company operated under a code share agreement with Chicago Express under which Chicago Express flew 19-seat Jetstream 31 propeller aircraft as the ATA Connection between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. The period-to-period percentage changes in departures, block hours and passengers boarded were significantly impacted by the operation of ATA Connection Jetstream 31 commuter flights in the twelve months ended December 31, 1998, which operated only during the nine months ended December 31, 1997. Such operations in all periods generate comparatively less impact to ASMs and RPMs due to the small seat capacity and short stage length of ATA Connection propeller aircraft as compared to the Company's jet aircraft. In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which continues to operate these services as a wholly owned subsidiary of the Company.

The  Company's  1998   scheduled   service  at   Chicago-Midway   accounted  for
approximately 53.4% of scheduled service ASMs and 73.5% of scheduled service departures, as compared to 42.9% and 63.2%, respectively, in 1997. On May 1, 1998, the Company began three daily nonstop flights to Dallas-Ft. Worth and two daily nonstop flights to Denver, none of which services were provided during 1997. In addition to these new services, the Company added frequencies in 1998 to most existing jet markets, including Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, Phoenix, St. Petersburg and San Francisco. Flight
frequencies to Sarasota declined between periods. ATA Connection Jetstream 31 flights in 1998 and the nine months ended December 31, 1997, served Chicago-Midway from the cities of Dayton, Des Moines, Grand Rapids, Indianapolis and Milwaukee. In addition, the Company operated ATA Connection Jetstream 31 service between Chicago-Midway and the cities of Lansing and Madison throughout 1998, while such service was operated only during the fourth quarter of 1997. The Company operated 57 peak daily jet and commuter departures from Chicago-Midway and served 21 destinations on a nonstop basis in the summer of 1998, as compared to 15 nonstop destinations served in the summer of 1997.

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

Commercial Charter Revenues. Commercial charter revenues accounted for 24.2% of consolidated revenues in 1998, as compared to 29.1% in 1997. Track charter accounted for approximately $176.4 million in revenues in 1998, as compared to $184.3 million in 1997. Specialty charter accounted for approximately $35.1 million in revenues in 1998, as compared to $34.6 million in 1997.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

--------------------------------------------------------------------------------
                           Twelve Months Ended December 31,
---------------------------------------------------------------- ---------------
                                1998         1997      Inc (Dec)     % Inc (Dec)
                                ----         ----      ---------     -----------
Departures (b)                 9,602       10,589          (987)          (9.32)
Block Hours (c)               33,516       36,836        (3,320)          (9.01)
RPMs (000s) (d)            3,009,638    3,373,840      (364,202)         (10.79)
ASMs (000s) (e)            3,882,202    4,169,102      (286,900)          (6.88)
Passengers Enplaned (g)    1,617,901    1,840,056      (222,155)         (12.07)
Revenue (000s)              $222,571     $228,062       $(5,491)          (2.41)
RASM in cents (h)               5.73         5.47           0.26            4.75
--------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 14 and 15.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

--------------------------------------------------------------------------------
                        Twelve Months Ended December 31,
--------------------------------------------------------------------------------
                               1998          1997      Inc (Dec)     % Inc (Dec)
                               ----          ----      ---------     -----------
Departures (b)                 4,447        4,860          (413)          (8.50)
Block Hours (c)               16,389       18,704        (2,315)         (12.38)
RPMs (000s) (d)              821,813    1,044,317      (222,504)         (21.31)
ASMs (000s) (e)            1,963,069    2,165,169      (202,100)          (9.33)
Passengers Enplaned (g)      205,641      265,862       (60,221)         (22.65)
Revenue (000s)              $121,911     $131,115       $(9,204)          (7.02)
RASM in cents (h)               6.21         6.06           0.15            2.48
--------------------------------------------------------------------------------

See footnotes (b) through (h) on pages 14 and 15.

Ground Package Revenues. In 1998, ground package revenues increased 4.0% to $23.2 million, as compared to $22.3 million in 1997.

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

A substitute service agreement typically provides for the Company to operate aircraft with its crews on routes designated by the customer airline to carry the passengers of that airline for a limited period of time. The Company experienced increased demand for this type of service in 1998 due to delays in new aircraft deliveries being encountered by various airlines. The Company also increased its administrative fee for change-of-reservation on non-refundable scheduled service tickets from $50 to $60 per change effective August 1998, and the volume of such fees earned also increased between years in proportion to the increase in scheduled service passengers boarded.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits expense in 1998 in-creased 22.5% to $211.3 million from $172.5 million in 1997.

The Company increased its average equivalent employees by 18.4% between 1998 and 1997 in order to appropriately staff the growth in available seats offered between periods. Categories of employees where this growth was most significant included cockpit and cabin crews, reservations agents, airport passenger and ramp service agents, and aircraft maintenance personnel, all of which are influenced directly by flight activity. Some employment growth in 1998 was also needed to correct for certain employee shortages in 1997, particularly in the areas of cockpit crews, reservations agents, and airframe and power plant mechanics.

The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits, except for variable compensation) was unchanged between 1998 and 1997. While most employees received wage rate increases between years, new employees are generally hired at lower average starting rates of pay than those rates in effect for more senior employees. The wage-rate reductions attributable to new employees between 1998 and 1997 approximately offset the wage rate increases paid to more senior employees.

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

Fuel consumption growth between 1998 and 1997 was less than total block hour growth, however, since most of the block hour growth in 1998 was in the narrow-body Boeing 727-200 and Boeing 757-200 fleets, which consume approximately 50% of the gallons per block hour consumed by the Lockheed L-1011 fleet.

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

During the first, second and fourth quarters of 1998, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases during the year. The Company hedged some 1998 fuel consumption under swap agreements which established specific swap prices for designated periods and hedged other 1998 fuel consumption under fuel cap agreements which guaranteed a maximum price per gallon for designated periods. Since the price of fuel declined during most of 1998, the Company recorded approximately $2.5 million in additional fuel and oil expense under its hedge contracts, which added approximately one cent to its average cost per gallon in 1998.

Fuel and oil expense decreased 18.9% to 0.99 cents per ASM in 1998, as compared to 1.22 cents per ASM in 1997, primarily due to the period-to-period decrease in the average price of fuel consumed.

Depreciation  and  Amortization.   Depreciation  and  amortization  expense  in-
creased  25.9% to $78.7  million in 1998,  as compared to $62.5 million in 1997.

Depreciation expense attributable to owned airframes and leasehold improvements increased $3.0 million in 1998, as compared to 1997. The Company purchased one Boeing 757-200 and one Boeing 727-200 aircraft in late 1997 which had been previously financed through operating leases, thereby increasing depreciation expense on airframes between years. (The Company recorded a reduction in aircraft rental expense between periods for the termination of operating leases for these aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses--Aircraft Rentals.")

The Company also recorded additional inventory obsolescence expense for certain aircraft parts held for sale which were sold during the first quarter of 1998, and increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $2.4 million in 1998, as compared to 1997.

Amortization of capitalized engine and airframe overhauls increased $11.1 million in 1998, as compared to 1997, after including the offsetting amortization associated with manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, seven of which were delivered new from the manufacturer between late 1995 and late 1998, are not presently generating any engine or airframe overhaul expense since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

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

Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011 series 50 and series 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. The effect of this change in estimate was to reduce depreciation expense in 1998 by $2.1 million, as compared to 1997.

Depreciation and amortization expense per ASM increased 16.3% to 0.57 cents in 1998, as compared to 0.49 cents in 1997.

Handling, Landing and Navigation Fees. Handling, landing and navigation fees increased by 7.5% to $74.6 million in 1998, as compared to $69.4 million in
1997. The total number of system-wide jet departures between 1998 and 1997 increased by 16.1% to 45,881 from 39,517, resulting in approximately $8.8 million in volume-related handling and landing expense increases between periods.

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

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense increased 4.3% to $53.7 million in 1998, as compared to $51.5 million in 1997. The Company performed a total of 51 light airframe checks on its fleet during 1998, as compared to 44 such checks performed in 1997, an increase of 15.9% between years. The cost of materials consumed and components repaired in association with such light checks and other maintenance activity increased by $1.6 million between 1998 and 1997.

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

Ground Package Cost. Ground package cost increased 1.0% to $19.4 million in 1998, as compared to $19.2 million in 1997. The number of Ambassadair ground packages sold in 1998 decreased 5.0%, as compared to 1997, while the average cost of Ambassadair ground packages sold increased by 29.8% between years. The number of ATA Vacations ground packages sold in 1998 decreased 10.2% as compared to 1997, while the average cost of ATA Vacations ground packages sold decreased by 7.6% between the same periods. The cost per ASM of ground packages decreased 6.7% to 0.14 cents in 1998, as compared to 0.15 cents in 1997.

Passenger Service. For 1998 and 1997, catering represented 84.1% and 83.0%, respectively, of total passenger service expense.

The total cost of passenger service increased 3.7% to $34.0 million in 1998, as compared to $32.8 million in 1997. The Company experienced a decrease of approximately 10.2% in the average unit cost of catering each passenger between years, primarily because in 1998 there were relatively more scheduled service passengers in the Company's business mix who are provided a less-expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $3.3 million in catering expense in 1998, as compared to 1997. Total jet passengers boarded, however, increased 15.0% between years, resulting in approximately $4.0 million in higher volume-related catering expenses between the same sets of comparative periods.

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

CRS fees increased $3.1 million in 1998, as compared to 1997, due to a 40.2% increase in total CRS bookings made for the expanded scheduled service business unit between periods and due to a 7.5% increase in the average cost of each CRS booking. Toll-free telephone costs increased $0.5 million between 1998 and 1997, primarily due to higher toll-free usage related to higher scheduled service reservations activity. Credit card fees increased $3.0 million in 1998, as compared to 1997, due to higher 1998 earned revenues in scheduled service which were sold using credit cards as payment. Other selling cost per ASM increased 33.3% to 0.16 cents in 1998, as compared to 0.12 cents in 1997.

 Advertising. Advertising expense increased 40.2% to $17.8 million in 1998, as compared to $12.7 million in 1997. The 40.2% increase in total advertising expense between years was slightly greater than the 37.5% increase in scheduled service revenues between the same periods. The majority of the Company's growth in 1998 was from increased frequencies at existing gateway cities such as Chicago-Midway, which provided some advertising efficiencies in 1998 as compared to the prior year. Such market-related efficiency was partially offset, however, due to temporarily higher advertising support required in the second and third quarters of 1998 for the introduction of the Company's new services to Dallas-Ft. Worth, Denver, San Juan and New York's LaGuardia Airport, as well as to launch the Company's fall promotions in the third and fourth quarters of 1998. The cost per ASM of advertising increased 30.0% to 0.13 cents in 1998, as compared to 0.10 cents in 1997.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 10.5% to $9.5 million in 1998, as compared to $8.6 million in 1997. The rate of growth in facilities costs between periods was comparable to the 9.5% rate of ASM growth between 1998 and 1997 due to the addition of new facilities for services to Denver, Dallas-Ft. Worth and New York's LaGuardia Airport between periods. The cost per ASM for facility and other rentals was unchanged at 0.07 cents in both 1998 and 1997.

Other Operating Expenses. Other operating expenses increased 14.5% to $62.2 million in 1998, as compared to $54.3 million in 1997. Other operating expenses which experienced significant changes between periods included: (i) $3.1 million of additional costs for the Chicago Express Jetstream 31 code share agreement, which agreement was not in effect in the 1997 first quarter, and because such code share was expanded to include Lansing and Madison in 1998, which were served in only the fourth quarter of 1997; (ii) $2.3 million in higher expenses associated with the operation of the Company's affiliate businesses; and (iii) $1.7 million in higher costs associated with the short-term leasing of substitute aircraft and the reprotection of some of the Company's passengers on other airlines due to higher-than-normal delayed and irregular flight operations, primarily in the second quarter of 1998. Other operating cost per ASM increased 4.7% to 0.45 cents in 1998, as compared to 0.43 cents in 1997.

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

Income Tax Expense. In 1998 the Company recorded $27.1 million in income tax expense applicable to $67.2 million of pre-tax income for that period, while in 1997, income tax expense was $4.5 million on pre-tax income of $6.0 million. The effective tax rate applicable to 1998 was 40.4%, as compared to 73.9% in 1997.

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

Liquidity and Capital Resources

Cash Flows. In 1999, 1998 and 1997, net cash provided by operating activities was $159.6 million, $151.8 million and $99.9 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as increased earnings, higher depreciation and amortization, higher accrued expenses and other factors. These increases were offset by higher investments in inventories and receivables, and a lower amount of income tax deferred in 1999, as the Company utilized all remaining net operating loss carryforwards from earlier tax years.

Net cash used in investing activities was $305.7 million, $142.4 million and $76.1 million, respectively, in the years ended December 31, 1999, 1998 and 1997. Such amounts primarily included capital expenditures totaling $274.3 million, $175.4 million and $84.2 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on Boeing 757-200 and Lockheed L-1011-500 aircraft scheduled for future delivery. Included in capital expenditures for 1999 were approximately $41.5 million for the purchase of nine Boeing 727-200 aircraft that were previously leased and approximately $74.2 million for the purchase and modification of five Lockheed L-1011-500 aircraft.

Net cash provided by financing activities for the year ended December 31, 1999, 1998 and 1997 was $93.4 million, $59.3 million and $6.9 million, respectively. This cash provided by financing activities was primarily attributable to proceeds from long-term debt of $99.9 million in 1999 consisting of a $75.0 million principal amount of unsecured senior notes, a $17.0 million special facility revenue bond and a $7.9 million note payable, as compared to $131.0 million for 1998 consisting of a $125.0 million principal amount of unsecured senior notes and a $6.0 million special facility revenue bond. (See Note 4 to Consolidated Financial Statements.) These proceeds were offset by payments on long-term debt of $1.6 million in 1999 for certain monthly installment payments, as compared to $71.5 million in 1998, for items such as $34.0 million repayment on the revolving bank credit facility, $30.0 million repayment of a note payable and $7.5 million for other repayments. These cash inflows were also offset by cash outflows for the purchase of treasury stock of $8.6 million and $0.1 million, respectively, in 1999 and 1998. Cash provided by financing activities in 1997 of $134.0 million were primarily from the $100.0 million principal amount of unsecured notes, which were offset by the full repayment of the former credit facility.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 13 total aircraft to be delivered between 1995 and 2000. In conjunction with the Boeing purchase agreement, the Company entered into a separate agreement with Rolls-Royce Commercial Aero Engines Limited to provide RB211-535E4 engines to power the new Boeing 757-200 aircraft. With the thirteenth delivery, the Company will have purchased 26 installed engines and four spare engines to support this fleet. The Company accepted delivery of the first nine aircraft under these agreements between September 1995 and December 1999, all of which were financed under leases accounted for as operating leases. The aggregate purchase price under these agreements for the remaining four aircraft is approximately $50.0 million per aircraft, subject to escalation. Two deliveries under this agreement are scheduled for June 2000, while the remaining two aircraft deliveries are scheduled for the fourth quarter of 2000. Advanced payments totaling approximately $27.2 million (approximately $6.8 million per aircraft) are required prior to delivery of the remaining aircraft, with the remaining purchase price payable at delivery. As of December 1999, the Company had recorded fixed asset additions of $20.4 million in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft, three spare engines and certain associated spare parts. These aircraft are powered by Rolls-Royce RB211-524B4 engines. The Company accepted delivery of these aircraft under this purchase agreement between August 1998 and November 1999. Subsequent to delivery of each aircraft, the Company has completed certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a coach seating configuration of 307 seats. Four aircraft were placed into revenue service in 1999, operating primarily in the commercial and military/government charter businesses. The fifth aircraft is expected to enter revenue service in the first quarter of 2000. The Company used the proceeds from the issuance of unsecured notes in December 1998 to acquire and modify these aircraft.

The Company purchased an additional Rolls-Royce-powered Boeing 757-200 aircraft from an aircraft lessor in September 1997, financing this purchase through a payment of cash and the issuance of a $30.7 million note. The note required monthly payments of $400,000 in principal and interest from October 15, 1997, through September 1999, with the balance due at maturity. The Company re-financed this aircraft through a sale/leaseback transaction in December 1998, at which time the note was repaid in full. The new lease initially expired in December 1999, but was amended and extended for an additional two-year term. The lessor may also cancel the lease with six months notice to the Company.

In the second quarter of 1999, the Company completed the construction of a 120,000 square foot Maintenance and Operations Center immediately adjacent to the Company's maintenance hangar at Indianapolis International Airport. In June 1999, the Company completed an $8.0 million 15-year mortgage loan on the Maintenance and Operations Center. The mortgage loan requires monthly principal and interest payments. During the fourth quarter of 1999, the Company completed a sale/leaseback transaction for all furniture and fixtures in the Maintenance and Operations Center. This lease qualifies as a capital lease, with principal and interest payments to be recognized over a seven year term.

Financings in 1997. On July 24, 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes in a private offering under Rule 144A. The Company subsequently completed an exchange offer to holders of the unsecured notes in January 1998, under which offer those notes issued in the original private offering could be tendered in exchange for fully registered notes having the same terms. (See Note 4 to Consolidated Financial Statements.)

Financings in 1998. In December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes in a public offering. (See Note 4 to Consolidated Financial Statements.)

Financings in 1999. On December 9, 1999, ATA issued $17.0 million principal amount of special facility revenue bonds to finance the construction of certain facilities at Chicago-Midway Airport. The bonds are payable from and secured by a pledge and assignment of special facility revenues, including certain of the City of Chicago's rights under a special facility financing agreement between the City of Chicago and the Company. Payment of the bonds is guaranteed by the Company. (See Note 4 to Consolidated Financial Statements.)

On December 21, 1999, the Company completed a private placement under Rule 144A of $75.0 million principal amount of 10.5% unsecured senior notes. These notes were issued as additional securities covered under the indenture with respect to the 10.5% unsecured senior notes issued in 1997. The Company is obligated to complete an exchange offer in which the new notes will be exchanged for registered notes having the same terms. On January 25, 2000, the Company filed a registration statement with the Securities and Exchange Commission in connection with this pending exchange offer. (See Note 4 to Consolidated Financial Statements.)

In December 1999, the Company revised its revolving credit facility to provide a maximum of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. The 1999 facility is subject to certain restrictive covenants and is collateralized by certain Lockheed L-1011 and Boeing 727-200 ADV aircraft. As of December 31, 1999, the Company had no borrowings against this credit facility but did have outstanding letters of credit secured by this facility aggregating $33.0 million. No amounts had been drawn against any letters of credit as of December 31, 1999. (See Note 4 to Consolidated Financial Statements.)

Aircraft Purchase Commitments. The Company has signed a purchase agreement to acquire six of the Boeing 727-200 ADV aircraft that are currently leased. These aircraft are expected to be purchased in the fourth quarter of 2000.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine SAAB 340B aircraft, including spare engines, spare parts and crew training, for an aggregate purchase price of approximately $30.0 million. These aircraft will be placed into service throughout 2000 in conjunction with the retirement of the current fleet of Jetstream J31s, all of which are currently leased.


Future Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new statement's provisions and currently expects to adopt SFAS No. 133 in the first quarter of 2001. Although the Company currently does not have any significant derivatives subject to the accounting provisions of SFAS No. 133, the Company has engaged in certain fuel price hedging contracts in recent years to which accounting or disclosure provisions of this statement might have applied. The Company cannot predict what impact, if any, adoption of the statement will have.

Year 2000

The  Company   completed  all  year  2000  readiness  work  and  experienced  no significant problems.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o     economic conditions;
o     labor costs;
o     aviation fuel costs;
o     competitive pressures on pricing;
o     weather conditions;
o     governmental legislation;
o     consumer perceptions of our products;
o     demand for air transportation in markets in which we operate; and
o other risks and uncertainties listed from time to time in reports we periodically file with the SEC.

The Company does not undertake to update our forward-looking statements to reflect future events or circumstances.


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

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1999, aircraft fuel accounted for approximately 16.6% of the Company's operating expenses. Based on the Company's 2000 projected fuel consumption, a one cent change in the average annual price per gallon of aircraft fuel would impact the Company's annual aircraft fuel expense by approximately $2.8 million.

The Company's short-term risk is mitigated by contractual fuel price escalators contained in military charter and commercial charter contracts, which enable the Company to pass through some increases in fuel cost. The Company has previously entered into certain fuel swap contracts and fuel cap agreements. No such agreements are in place as of December 31, 1999.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 1999, the Company has approximately $100.0 million of variable-rate debt available through a revolving credit facility. In 2000, the Company does not project to incur significant borrowings under the facility, so the risk of exposure to market interest rate fluctuations is not significant.

As of December 31, 1999, the Company had fixed-rate debt with a carrying value of $300.0 million. Based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments, the fair value of the fixed-rate debt is estimated at approximately $295.2 million. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $7.5 million as of December 31, 1999.

If 2000 average short-term interest rates decreased by 1.0% over 1999 average rates, the Company's projected interest income from short-term investments would decrease by approximately $1.5 million during 2000.

Item 8.        Financial Statements and Supplementary Data


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.





/S/ERNST & YOUNG LLP
Indianapolis, Indiana
January 27, 2000


                                      AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                           December 31,       December 31,
                                                                               1999             1998
                                                                           ---------------  --------------
                               ASSETS
Current assets:
     Cash and cash equivalents ..................................        $    120,164     $     172,936
     Receivables, net of allowance for doubtful accounts
     (1999 - $1,511; 1998 - $1,163) .............................              52,099            24,921
     Inventories, net ...........................................              36,686            19,567
     Prepaid expenses and other current assets ..................              22,945            25,604
                                                                            --------------  --------------
Total current assets ............................................             231,894           243,028

Property and equipment:
     Flight equipment ...........................................             781,171           557,302
     Facilities and ground equipment ............................              92,060            68,848
                                                                            --------------  --------------
                                                                              873,231           626,150
     Accumulated depreciation ...................................            (361,399)         (296,818)
                                                                            --------------  --------------
                                                                              511,832           329,332

Assets held for sale                                                                -             7,176
Goodwill ........................................................              23,453                 -
Deposits and other assets .......................................              48,102            15,013
                                                                            --------------  --------------
Total assets ....................................................        $    815,281     $     594,549
                                                                            ==============  ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ........................        $      2,079     $       1,476
    Accounts payable ............................................              20,234             7,158
    Air traffic liabilities .....................................              93,507            76,662
    Accrued expenses ............................................             126,180            98,548
                                                                            --------------  --------------
Total current liabilities .......................................             242,000           183,844

Long-term debt, less current maturities .........................             345,792           245,195
Deferred income taxes ...........................................              58,493            52,620
Other deferred items ............................................              17,620            10,139

Commitments and contingencies

Shareholders' equity:

    Preferred stock; authorized 10,000,000 shares; none issued ..                   -                 -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 12,884,306 - 1999; 12,374,577 - 1998 ..............              55,826            47,632
    Treasury stock; 612,052 shares - 1999; 193,506 shares - 1998              (10,500)           (1,881)
    Additional paid-in-capital ..................................              12,910            11,735
    Retained earnings ...........................................              93,673            46,331
    Deferred compensation - ESOP ................................                (533)           (1,066)
                                                                            --------------  --------------
                                                                              151,376           102,751
                                                                            --------------  --------------
Total liabilities and shareholders' equity ......................        $    815,281      $    594,549
                                                                           ==============  ==============

See accompanying notes.


                                 AMTRAN, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands, except per share data)


                                                            Year Ended December 31,
                                                      1999          1998            1997
                                                    -------------------------------------

Operating revenues:
   Scheduled service .............................  $  624,647    $  511,254   $  371,762
   Charter .......................................     389,979       344,482      359,177
   Ground package ................................      58,173        23,186       22,317
   Other .........................................      49,567        40,447       29,937
                                                     ----------    ----------  -----------
Total operating revenues .........................   1,122,366       919,369      783,193
                                                     ----------    ----------  -----------

Operating expenses:
   Salaries, wages and benefits ..................     252,595       211,304      172,499
   Fuel and oil ..................................     170,916       137,401      153,701
   Depreciation and amortization .................      96,038        78,665       62,468
   Handling, landing and navigation fees .........      89,302        74,640       69,383
   Aircraft rentals ..............................      58,653        53,128       54,441
   Aircraft maintenance, materials and repairs ...      55,645        53,655       51,465
   Crew and other employee travel ................      49,707        41,565       36,596
   Ground package cost ...........................      49,032        19,466       19,230
   Passenger service .............................      39,231        34,031       32,812
   Commissions ...................................      39,050        28,483       26,102
   Other selling expenses ........................      28,099        22,147       15,462
   Advertising ...................................      18,597        17,772       12,658
   Facilities and other rentals ..................      13,318         9,536        8,557
   Other .........................................      72,156        62,203       54,335
                                                     ----------    ----------  -----------
Total operating expenses                             1,032,339       843,996      769,709
                                                     ----------    ----------  -----------
Operating income                                        90,027        75,373       13,484
Other income (expense):
  Interest income ................................       5,375         4,433        1,584
  Interest expense ...............................     (20,966)      (12,808)      (9,454)
  Other ..........................................       3,361           212          413
                                                     ----------    ----------  -----------
Other expenses ...................................    (12,230)       (8,163)      (7,457)
                                                     ----------    ----------  -----------
Income before income taxes .......................      77,797        67,210        6,027
Income taxes .....................................      30,455        27,129        4,455
                                                     ----------    ----------  -----------
Net income .......................................  $   47,342    $   40,081   $    1,572
                                                     ==========    ==========  ===========
Basic earnings per common share:
Average shares outstanding .......................  12,269,474    11,739,106   11,577,727
Net income per share .............................  $     3.86    $     3.41   $     0.14
                                                     ==========    ==========  ===========
Diluted earnings per common share:

Average shares outstanding .......................  13,469,537    13,066,222   11,673,330
Net income per share .............................  $     3.51    $     3.07   $     0.13
                                                     ==========    ==========  ===========

See accompanying notes.


                                           AMTRAN, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (Dollars in thousands)


                                                                                  Additional                        Deferred
                                                  Common          Treasury         Paid-in         Retained       Compensation
                                                  Stock            Stock           Capital         Earnings           ESOP
                                                 ---------       ----------      ------------     -----------    --------------
Balance, December 31, 1996                       $  38,341       $ (1,760)       $  15,618         $  4,678          $ (2,133)

    Net income ..............................            -              -                -            1,572                 -

    Issuance of common stock for ESOP .......            -              -            (214)                -               533

    Restricted stock grants .................          419              -            (185)                -                 -

    Executive stock options expired .........            -              -             121                 -                 -
                                                 ---------       ----------      ------------     -----------    --------------
Balance, December 31, 1997 ..................       38,760         (1,760)          15,340            6,250            (1,600)

     Net income .............................            -              -                -           40,081                 -

     Issuance of common stock for ESOP ......            -              -            (257)                -               534

     Restricted stock grants ................          147              -             (66)                -                 -

     Stock options exercised ................        8,725              -          (4,089)                -                 -

     Purchase of 8,506 shares of
     treasury stock .........................            -           (121)              -                 -                 -


     Disqualifying disposition of stock .....            -              -             807                 -                 -

                                                 ---------       ----------      ------------     -----------    --------------

Balance, December 31, 1998 ..................       47,632         (1,881)         11,735            46,331            (1,066)

     Net income .............................            -              -               -            47,342                 -

     Issuance of common stock for ESOP ......            -              -              37                 -               533

     Restricted stock grants ................           32              -            (10)                 -                 -

     Stock options exercised ................        6,897              -         (3,207)                 -                 -

     Purchase of 418,546 shares of
     treasury stock .........................            -         (8,619)              -                 -                 -

     Disqualifying disposition of stock .....            -              -           3,887                 -                 -

     Acquisition of businesses ..............        1,265              -             468                 -                 -
                                                 ---------       ----------      ------------     -----------    --------------

Balance, December 31, 1999 ..................   $   55,826      $ (10,500)       $ 12,910         $  93,673        $     (533)
                                                 =========       ==========      ============     ===========    ==============




See accompanying notes.


                                          AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)

                                                                          Year Ended December 31,
                                                                     1999             1998           1997
                                                                ---------------------------------------------

Operating activities:

Net income ...............................................       $     47,342     $     40,081    $     1,572
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization .......................             96,038           78,665         62,468
     Deferred income taxes ...............................              5,873           21,160         11,244
     Other non-cash items ................................             14,463            1,708           (666)
Changes in operating assets and liabilities:
     Receivables .........................................            (21,197)          (1,655)        (3,027)
     Inventories .........................................            (18,746)          (4,356)        (1,637)
     Assets held for sale ................................                  -                -          5,356
     Prepaid expenses ....................................              7,484           (4,712)        (6,321)
     Accounts payable ....................................             10,684           (3,353)        (3,160)
     Air traffic liabilities .............................             (2,465)           8,108         18,655
     Accrued expenses ....................................             20,087           16,166         15,452
                                                                 ------------     ------------    -----------
    Net cash provided by operating activities                         159,563          151,812         99,936
                                                                 ------------     ------------    -----------
Investing activities:

Proceeds from sales of property and equipment                             264           37,061          8,005
Capital expenditures .....................................           (274,300)        (175,417)       (84,233)
Acquisition of businesses, net of cash acquired ..........             16,673                -              -
Reductions of (additions to) other assets ................            (48,355)          (3,996)            173
                                                                 ------------     ------------    -----------
   Net cash used in investing activities                             (305,718)        (142,352)       (76,055)
                                                                 ------------     ------------    -----------
Financing activities:

Payments on short-term debt ..............................                  -           (4,750)             -
Proceeds from long-term debt .............................             99,902          131,000        134,000
Payments on long-term debt ...............................             (1,590)         (71,485)      (127,067)
Proceeds from stock option exercises .....................              3,690            4,636              -
Purchase of treasury stock ...............................             (8,619)            (121)             -
                                                                 ------------     ------------    -----------
   Net cash provided by financing activities                           93,383           59,280          6,933
                                                                 ------------     ------------    -----------
Increase (decrease) in cash and cash equivalents .........            (52,772)          68,740         30,814
Cash and cash equivalents, beginning of period ...........            172,936          104,196         73,382
                                                                 ------------     ------------    -----------
Cash and cash equivalents, end of period .................       $    120,164     $    172,936    $   104,196
                                                                 ============     ============    ===========
Supplemental disclosures:

Cash payments for:
    Interest .............................................       $     24,411     $     14,685    $     6,197
    Income taxes (refunds) ...............................             11,910            7,897           (311)

Financing and investing activities not affecting cash:

    Issuance of long-term debt directly for capital
    expenditures .........................................      $      2,416     $          -     $   30,650
    Issuance of short-term debt directly for capital
    expenditures .........................................               313                -          4,750



See accompanying notes.

Notes to Consolidated Financial Statements

1.     Significant Accounting Policies

      Basis of Presentation and Business Description

      The consolidated financial statements include the accounts of Amtran, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Company operates principally in one business segment through American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 90% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger air services.

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

      Inventories

      Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over its estimated useful service life. The obsolescence allowance at December 31, 1999 and 1998, was $10.3 million and $8.4 million, respectively. Inventories are charged to expense when consumed.

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

      Property and Equipment

      Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. Advanced payments for future aircraft purchases are recorded at cost. As of December 31, 1999 and 1998, the Company had made advanced payments for future aircraft deliveries totaling $20.4 million and $13.0 million, respectively. The estimated useful service lives for the principal depreciable asset classifications are as follows:



        Asset                                               Estimated Useful Service Life

        Aircraft and related equipment:
          Lockheed L-1011 (Series 50 and 100)               Depreciating to common retirement date of
                                                            December 2004 (see Note 11)

          Lockheed L-1011 (Series 500)                      Depreciating to common retirement date of
                                                            December 2010

          Boeing 727-200                                    Depreciating to common retirement date of
                                                            December 2008 (see Note 11)

          Boeing 757-200                                    20 years

        Major rotable parts, avionics and assemblies        Life of equipment to which applicable
                                                            (Generally ranging from 6-16 years)

        Improvements to leased flight equipment             Period of benefit or term of lease

        Other property and equipment                        3 - 7 years


      The costs of major airframe and engine overhauls are capitalized and amortized over their estimated useful lives based upon usage (or to earlier fleet common retirement dates) for both owned and leased aircraft.

      Intangible Assets

      Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over 20 years. The Company periodically reviews the carrying amounts of intangible assets to assess their continued recoverability in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

      Financial Instruments

      The carrying amounts of cash equivalents, receivables and both variable-rate and fixed-rate debt (see Note 4) approximate fair value. The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements.

      During 1998, the Company began entering into fuel hedge contracts to reduce the risk of fuel price increases. The Company hedged fuel consumption under both swap agreements, which establish specific swap prices for designated periods, and fuel cap agreements, which guarantee a maximum price per gallon for designated periods. When the market fuel price remains below that established in hedge contracts, the Company records the cost of the fuel hedge contract as a component of fuel expense in the period the fuel is consumed. There were no significant fuel hedges during 1999.


2.    Cash and Cash Equivalents

      Cash and cash equivalents consist of the following:

                                                                         December 31,
                                                                     1999             1998
                                                                 ---------------------------
                                                                          (In thousands)
        Cash                                                       $  19,831     $     7,389
        Commercial paper                                              99,948         161,285
        U.S. Treasury repurchase agreements                              385           4,262
                                                                -------------    ------------
                                                                    $120,164       $ 172,936
                                                                =============    ============

3.    Property and Equipment

      The Company's property and equipment consist of the following:

                                                                         December 31,
                                                                    1999               1998
                                                                 ---------------------------
                                                                         (In thousands)

        Flight equipment, including airframes, engines
        and other                                                  $ 781,171       $ 557,302

        Less accumulated depreciation                                313,090         258,025
                                                                  ----------       ---------
                                                                     468,081         299,277
                                                                  ----------       ---------

        Facilities and ground equipment                               92,060          68,848
        Less accumulated depreciation                                 48,309          38,793
                                                                  ----------       ---------
                                                                      43,751          30,055
                                                                  ----------       ---------
                                                                   $ 511,832       $ 329,332
                                                                   =========       =========


4.    Long-Term Debt

      Long-term debt consists of the following:

                                                                                            December 31,
                                                                                      1999            1998
                                                                                   -------------------------
                                                                                         (In thousands)

       Unsecured Senior Notes, fixed rate of 10.5%, payable in August 2004         $175,000         $100,000

       Unsecured Senior Notes, fixed rate of 9.625%, payable in December 2005       125,000          125,000

       City of Chicago variable-rate special facility revenue bonds, payable
       in January 2029                                                               16,960                -

       City of Indianapolis advance, payable in June 2001                            10,000           10,000

       Note payable to institutional lender; fixed rate of 8.30% payable in
       varying installments through June 2014                                         7,886                -

       City of Chicago variable-rate special facility revenue bonds, payable
       in December 2020                                                               6,000            6,000

       Other                                                                          7,025            5,671
                                                                                   --------         --------
                                                                                    347,871          246,671
       Less current maturities                                                        2,079            1,476
                                                                                   --------         --------
                                                                                   $345,792         $245,195
                                                                                   ========         ========


      In December 1999, the Company issued $17.0 million in variable-rate special facility revenue bonds through the City of Chicago. Interest on the bonds is payable on the first of every month, and the principal is due on January 1, 2029. Net proceeds from the bonds will be used to finance costs related to designing, constructing, equipping and installing a Federal Inspection Service facility at Chicago-Midway Airport.

      In June 1999, the Company obtained an $8.0 million, 15-year mortgage loan on the new Maintenance and Operations Center. The construction of the 120,000 square foot facility was completed in the second quarter of 1999.

      In December 1998, the Company sold $125.0 million principal amount of unsecured senior notes. Interest is payable on June 15 and December 15 of each year. The Company may redeem the notes, in whole or in part, at any time on or after June 15, 2003, initially at 104.81% of their principal amount plus accrued interest, declining to 102.41% of their principal amount plus accrued interest on June 15, 2004, then to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to June 15, 2001, the Company may redeem up to 35.0% of the principal amount of the notes with the proceeds of one or more sales of its common stock, at a redemption price of 109.625% of their principal amount plus accrued interest, provided that at least $81.25 million aggregate principal amount of the notes remains outstanding after such redemption.

      The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million after deducting costs and fees of issuance. The Company has used the net proceeds for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, together with available cash and bank facility borrowings, for the purchase of Boeing 727-200ADV aircraft, engines, engine hushkits and spare parts.

      In July 1997, the Company sold $100.0 million principal amount of unsecured senior notes. The Company sold an additional $75.0 million principal amount of these notes in December 1999. Interest is payable on February 1 and August 1 of each year. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to August 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock, at a redemption price of 110.5% of their principal amount plus accrued interest, provided that at least $113.8 million in aggregate principal amount of the notes remains outstanding after such redemption. The net proceeds of the $100.0 million unsecured notes issued in 1997 were approximately $96.9 million, after deducting costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and used the balance of the proceeds for general corporate purposes. The net proceeds of the $75.0 million unsecured notes issued in 1999 were approximately $73.0 million after deducting costs and fees of issuance. The Company plans to use the net proceeds for general business purposes.

      In 1998, the Company maintained a $5.0 million revolving credit facility available for its short-term borrowing needs and for issuance of letters of credit. The credit facility was available until January 1999 and was collateralized by certain aircraft engines. At December 31, 1998, the Company had outstanding letters of credit aggregating $3.8 million under such facility. This facility was terminated in January 1999.

      In January 1999, the Company revised its 1998 revolving bank credit facility to provide a maximum of $75.0 million, including up to $25.0 million for stand-by letters of credit, as compared to a maximum of $50.0 million, including up to $25.0 million for stand-by letters of credit in 1998. ATA is the borrower under the credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the facility matures on January 2, 2003, and borrowings are secured by certain Boeing 727-200 aircraft and certain Lockheed L-1011-50 and L-1011-100 aircraft and engines. As of December 31, 1999, the borrowing base was 75% of the total Boeing 727-200 aircraft value and 63% of the total Lockheed L-1011-50 and L-1011-100 aircraft and engine values. Borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.5% or the agent bank's prime rate.

      In December 1999, the Company revised the revolving bank credit facility to provide a maximum of $100.0 million, including up to $50.0 million for stand-by letters of credit. The terms and conditions remained substantially the same, and the new facility is subject to similar restrictive covenants as were effective under the prior facility.

      The unsecured notes and credit facilities are subject to restrictive covenants, including, among other things, limitations on: the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; and the creation of liens on or other transactions involving certain assets. In addition, certain covenants require certain financial ratios to be maintained.

      Future maturities of long-term debt are as follows:


                                   December 31, 1999
                                   -----------------
                                     (In thousands)

       2000                           $       2,079
       2001                                  12,025
       2002                                   1,894
       2003                                   1,371
       2004                                 176,191
       Thereafter                           154,311
                                    ---------------
                                      $     347,871
                                    ===============

      Interest   capitalized  in  connection   with  long-term   asset  purchase
      agreements and construction projects was $3.9 million and $2.0 million, respectively, in 1999 and 1998.

  5.   Lease Commitments

      At December  31,  1999,  the Company had  aircraft  leases on one Lockheed
      L-1011-100, 14 Boeing 727-200s and 11 Boeing 757-200s. The Lockheed L-1011-100 has an initial term of 60 months which expires in 2003. The Boeing 757-200s have initial lease terms which expire from 2001 through 2019. The Boeing 727-200s have initial lease terms of three to seven years and expire between 2000 and 2003. The Company also leases three engines for use on the Lockheed L-1011-500s and four engines for use on the Boeing 757-200s. The L-1011-500 engine leases expire in 2006 and the 757-200 leases expire from 2008 through 2011. All aircraft leases are accounted for as operating leases.

      The Company is responsible for all maintenance costs on these aircraft and engines and must meet specified airframe and engine return conditions.

      As of December 31, 1999, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with lease terms that vary from 1.5 to 32 years and expire at various dates through 2028. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership nor do they contain options to purchase.

      The Company leases its headquarters facility from the City of Indianapolis under a capital lease agreement which expires in December 2002. The agreement has an option to extend for two years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

      Future minimum lease payments at December 31, 1999, for noncancelable operating leases with initial terms of more than one year are as follows:

                                             Facilities
                         Flight              and Ground
                        Equipment             Equipment            Total
                      ----------------------------------------------------------
                                           (In thousands)

      2000                $  63,621           $  7,915           $ 71,536
      2001                   59,423              5,966             65,389
      2002                   51,187              6,056             57,243
      2003                   45,457              4,848             50,305
      2004                   44,594              6,629             51,223
      Thereafter            429,847             32,610            462,457
                         ----------          ---------           --------
                           $694,129            $64,024           $758,153
                         ==========          =========           ========


      Rental expense for all operating leases in 1999, 1998 and 1997 was $72.0 million, $62.7 million and $63.0 million, respectively.


6.    Income Taxes

      The provision for income tax expense consisted of the following:

                                                   December 31,
                                   1999             1998              1997
                                  -----------------------------------------
                                                (In thousands)

        Federal:
          Current                 $15,339         $  6,403          $    173

          Deferred                 10,889           18,102             3,706
                                  -------         --------          --------
                                   26,228           24,505             3,879
        State:
          Current                   1,284              686               163
          Deferred                  2,943            1,938               413
                                  -------         --------          --------
                                    4,227            2,624               576
                                  -------         --------          --------
        Income tax expense        $30,455          $27,129           $ 4,455
                                  =======         ========          ========

      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:


                                                                 December 31,
                                                    1999             1998          1997
                                                   -------------------------------------
                                                                 (In thousands)
     Federal income taxes at statutory rate        $27,175          $23,523      $2,049

     State income taxes, net of federal benefit      1,997            1,711         367

     Non-deductible expenses                         1,578            1,234       1,947

     Other, net                                      (295)              661          92
                                                   --------         --------    --------
     Income tax expense                            $30,455          $27,129      $4,455
                                                   ========         ========    ========

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred tax liability and asset components are as follows:

                                                                 December 31,
                                                             1999           1998
                                                             -------------------
                                                               (In thousands)
         Deferred tax liabilities:
          Tax depreciation in excess of book depreciation   $84,505      $76,560
          Other taxable temporary differences                   474          502
                                                            -------      -------
               Deferred tax liabilities                      84,979       77,062
                                                            -------      -------
         Deferred tax assets:

          Tax benefit of net operating loss carryforwards       270       18,102

          Alternative minimum tax and other tax credit
          carryforwards                                      18,611        8,726

          Vacation pay accrual                                3,839        3,225

          Amortization of lease credits                       1,897        1,964

          Deferred gain on sale of fixed assets               3,411          966

          Other deductible temporary differences              2,565        2,336
                                                            -------      -------
                Deferred tax assets                          30,593       35,319
                                                            -------      -------
         Deferred taxes classified as:
         Current asset                                      $ 4,107      $10,877
                                                            =======      =======
         Non-current liability                              $58,493      $52,620
                                                            =======      =======

At December 31, 1999, for federal tax reporting purposes, the Company had approximately $0.7 million of net operating loss carryforward available to offset future federal taxable income and $18.6 million of alternative minimum tax and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforward of $0.7 million expires in 2009. The alternative minimum tax and other tax credit carryforwards of $18.6 million have no expiration dates.

7.    Retirement Plan

      The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 45.0% in 1999, 40.0% in 1998, and 35.0% in 1997, of the
      amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 1999, 1998 and 1997 were $3.1 million, $2.3 million and $1.8 million, respectively.

      In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. The Company recognized $0.7 million, $0.7 million and $0.3 million in 1999, 1998 and 1997, respectively, as compensation expense related to the ESOP. Shares of common stock held by the ESOP are allocated to participating employees annually as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year is recognized as compensation expense.

8.     Shareholders' Equity

      In the first quarter of 1994, the Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. In the second quarter of 1999, the Board of Directors approved the repurchase of up to 600,000 additional shares of the Company's common stock. A total of 612,052 shares had been repurchased at a cost of $10.5 million as of December 31, 1999.

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

      A summary of common stock option changes follows:

                                                            Number of          Weighted-Average
                                                              Shares            Exercise Price
                                                            ----------         ----------------
     Outstanding at December 31, 1996                       1,629,900               $ 8.74
                                                            ----------         ----------------
         Granted                                            1,588,500                 8.49
         Canceled                                           (706,000)                 7.14
                                                            ----------         ----------------
     Outstanding at December 31, 1997                       2,512,400                 9.39
                                                            ----------         ----------------
         Granted                                              560,900                 9.67
         Exercised                                          (545,347)                 8.50
         Canceled                                           (157,700)                 9.08
                                                            ---------           ---------------
     Outstanding at December 31, 1998                       2,370,253                 9.38
                                                            ---------           ---------------
         Granted                                              582,510                 26.33
         Exercised                                          (431,075)                  8.56
         Canceled                                            (28,528)                 15.02
                                                            ---------           --------------
     Outstanding at December 31, 1999                       2,493,160                $13.41
                                                            =========           ==============
     Options exercisable at December 31, 1998                 755,075                $10.13
                                                            =========           ==============
     Options exercisable at December 31, 1999               1,077,554                $10.04
                                                            =========           ==============

      During 1996, the Company adopted the disclosure provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) with respect to its stock options. As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The weighted-average fair value of options granted during 1999 and 1998 is estimated at $9.67 and $5.12 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998:
      risk-free interest rate of 6.29% and 5.0%; expected market price volatility of .46 and .44; weighted-average expected option life equal to the contractual term; estimated forfeitures of 5.6% and 5.0%; and no dividends.

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

                                                    1999          1998        1997
                                                 -------------------------------------
                                                 (In thousands, except per share data)

       Net income as reported                     $ 47,342      $ 40,081   $  1,572
       Net income pro forma                         41,740        37,209         89

       Diluted income per share as reported           3.51          3.07        .13

       Diluted income per share pro forma             3.10           2.85       .01


      Options outstanding at December 31, 1999, expire from August 2003 to August 2009. A total of 407,453 shares are reserved for future grants as of December 31, 1999, under the 1993 and 1996 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

         Range of Exercise Prices                  $7 - 14        $15 - 27
        ------------------------                 ----------       --------
        Options outstanding:
          Weighted-Average Remaining
            Contractual Life                      7.3 years       8.0 years
          Weighted-Average Exercise Price             $8.96          $24.25
          Number                                  1,766,650         726,510

        Options exercisahble:
          Weighted-Average Exercise Price             $9.10          $16.26
          Number                                    936,954         140,600


9.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                               1999            1998             1997
                                                             ------------------------------------------
      Numerator:
         Net income                                         $47,342,000      $40,081,000    $ 1,572,000
      Denominator:
         Denominator for basic earnings per
           share - weighted average shares                   12,269,474       11,739,106     11,577,727
         Effect of dilutive securities:
           Employee stock options                             1,200,063        1,327,116         64,725
           Restricted shares                                          -                -         30,878
                                                             ----------      -----------     ----------
         Dilutive potential common shares                     1,200,063        1,327,116         95,603
                                                             ----------      -----------     ----------
         Denominator for diluted earnings per
           share - adjusted weighted average shares          13,469,537       13,066,222     11,673,330
                                                             ==========      ===========     ==========
         Basic earnings per share                            $     3.86       $     3.41     $     0.14
                                                             ==========      ===========     ==========
         Diluted earnings per share                          $     3.51       $     3.07     $     0.13
                                                             ==========      ===========     ==========



10.   Commitments and Contingencies

       In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s, which, as subsequently amended, now provides for the delivery of 13 total aircraft. The amended agreement provides for deliveries of aircraft between 1995 and 2000. As of December 31, 1999, the Company had taken delivery of nine Boeing 757-200s under this purchase agreement and financed those aircraft using leases accounted for as operating leases. Two deliveries under this agreement are scheduled for June 2000, and two deliveries are scheduled for November 2000. The remaining aircraft have an aggregate purchase price of approximately $50.0 million per aircraft, subject to escalation. Advanced payments totaling approximately $27.2 million ($6.8 million per aircraft) are required to be made for the remaining undelivered aircraft, with the balance of the purchase price due upon delivery. As of December 31, 1999 and 1998, the Company had made $20.4 million and $13.0 million in advanced payments, respectively, pertaining to future aircraft deliveries.

       The Company has signed a purchase agreement to acquire six of the Boeing 727-200 ADV aircraft that are currently leased. These aircraft will be purchased in 2000.

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

11.   Change in Accounting Estimate

       In July 1998, the Company committed to the purchase of five Lockheed L-1011 series 500 aircraft for delivery between August 1998 and November 1999. The Company already operates 14 Lockheed L-1011 series 50 and series 100 aircraft, 13 of which are owned and one of which is leased. The purchase agreement has expanded the size of the Lockheed L-1011 fleet from 14 to 19 aircraft.

       As a result of this fleet expansion, the Company expects to operate its existing fleet of Lockheed L-1011 series 50 and series 100 aircraft through December 2004, as opposed to previous retirement dates which had ranged from 2000 to 2002. The Company implemented this change in accounting estimate effective July 1, 1998, which, in addition to extending the estimated useful lives of the 13 owned aircraft and related engines, overhauls and spare parts, also reduced the estimated salvage value for these aircraft as of the common retirement date of December 2004.

       This change in accounting estimate resulted in a reduction of $4.1 million and $2.1 million, respectively, in depreciation and amortization expense for the years ended December 31, 1999 and 1998, and resulted in an increase in net income of $2.5 and $1.2 million in the same periods. Basic and diluted earnings per share for the year ended December 31, 1999, were increased by $0.20 and $0.19, respectively, while basic and diluted earnings per share for the year ended December 31, 1998, were increased by $0.10 and $0.09, respectively.

       In the first quarter of 1999, the Company purchased eight Boeing 727-200 aircraft which had previously been financed through leases accounted for as operating leases. As of the first quarter of 1999, the Company had also completed the re-negotiation of certain contract terms on its remaining 15 leased Boeing 727-200 aircraft which generally provided for the purchase of these aircraft at the end of their initial lease terms, extending from 1999 to 2003. The Company complied with federal Stage 3 noise regulations by installing hushkits on its entire fleet of 24 Boeing 727-200 aircraft, which permits the Company to operate these aircraft after that date.

       In the first quarter of 1999, the Company implemented a change in accounting estimate to extend the estimated useful lives of capitalized Boeing 727-200 airframes, engines, leasehold improvements and rotable parts from the end of the initial lease terms of the related aircraft to approximately 2008. This change in accounting estimate resulted in a reduction of depreciation expense of $4.6 million for the year ended December 31, 1999, which resulted in an increase in net income of $2.8 million in 1999. Basic and diluted earnings per share for the year ended December 31, 1999 were increased by $0.23 and $0.21, respectively.

12.    Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and outstanding stock of T. G. Shown Associates, Inc., which owns 50% of the Amber Air Freight partnership. The other 50% of the partnership was already owned by the Company.

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"), a Detroit-based independent tour operator. ATA has been providing passenger airline services to TCI for over 14 years. TCI's results of operations, beginning February 1999, were consolidated into the Company.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area, using the brand name of Key Tours. ATA has been providing passenger airline services to Key Tours for over 15 years. The results of operations, beginning May 1999, of Key Tours brand were consolidated into the Company.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"). The Company had a code-share agreement with Chicago Express since April 1997. Chicago Express' results of operations, beginning May 1999, were consolidated into the Company.

       The Company paid approximately $16.1 million in cash and issued $1.3 million in stock for the purchase of all acquisitions discussed above which were accounted for using the purchase method of accounting. The Company evaluated the effect of the acquisitions on the financial statements as if the acquisitions were effective January 1998, noting the results of operations would not be materially different than reported.

13.    Segment Disclosures

       During 1999, the Company acquired several independent tour operator businesses and combined their operations with the Company's existing vacation package brand, ATA Vacations. (See Note 12). These companies comprise the newly formed ATA Leisure Corp. ("ATALC").

       The Company identifies its segments on the basis of similar products and services. The airline segment derives its revenues primarily from the sale of scheduled service or charter air transportation. ATALC derives its revenues from the sale of vacation packages, which, in addition to air transportation, includes hotels and other ground arrangements. ATALC purchases air transportation for its vacation packages from ATA and other airlines.

       The Company's revenues are derived principally from customers domiciled in the United States.

       The most significant component of the Company's property and equipment is aircraft and related improvements and parts. All aircraft are registered in the United States. The Company therefore considers all property and equipment to be domestic.

       The United States government is the Company's only external customer that accounted for more than 10.0% of consolidated revenues. U.S. government revenues accounted for 11.2%, 13.3% and 16.8% of consolidated revenues for 1999, 1998 and 1997, respectively.

       Segment financial data as of and for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                  For the Year Ended December 31, 1999
                                           ---------------------------------------------------------------
                                           Airline        ATALC        Other/Eliminations    Consolidated
                                           -------        -----        ------------------    ------------
                                                                      (In thousands)
       Operating revenue from
         external customers               $ 972,081      $ 94,840          $ 55,445          $1,122,366
       Inter-segment revenue                 42,970         4,985             2,455              50,410
       Operating expenses                   918,725        70,404            43,210           1,032,339
       Operating income (loss)               88,173       (2,616)             4,470              90,027
       Segment assets (at year-end)         821,373        69,800          (75,892)             815,281



                                                                  For the Year Ended December 31, 1998
                                           --------------------------------------------------------------
                                           Airline        ATALC       Other/Eliminations     Consolidated
                                           -------        -----       ------------------     ------------
                                                                     (In thousands)

       Operating revenue from
         external customers               $ 858,702      $ 21,485          $ 39,182          $ 919,369
       Inter-segment revenue                 24,620             0             2,152             26,772
       Operating expenses                   806,411        13,019            24,566            843,996
       Operating income (loss)               68,894          (43)             6,522             75,373
       Segment assets (at year-end)         637,101          274           (42,826)            594,549


                                                                  For the Year Ended December 31, 1997
                                           --------------------------------------------------------------
                                           Airline        ATALC       Other/Eliminations     Consolidated
                                           -------        -----       ------------------     ------------
                                                                     (In thousands)

       Operating revenue from
         external customer                $ 726,708      $ 24,222          $ 32,263          $ 783,193
       Inter-segment revenue                 25,953           367             2,028             28,348
       Operating expenses                   735,169        14,217            20,323            769,709
       Operating income                       6,657           760             6,067             13,484
       Segment assets (at year-end)         517,264         4,651           (71,058)           450,857


14.    Subsequent Events

       In January 2000, Chicago Express entered into an agreement to purchase nine SAAB 340B aircraft, engines and spare parts for approximately $30.0 million. These aircraft are nine years old. The SAAB 340B aircraft will be placed into service throughout 2000 in conjunction with the return of the current fleet of Jetstream J31s to the lessor. The Company intends to finance these aircraft through sale/leaseback transactions.

       The Company completed a $238.6 million Enhanced Equipment Trust Certificate ("EETC") financing in February 2000. These funds will be used as leveraged lease financing for seven of the Company's Boeing 757-200 aircraft, three of which had been financed with interim leveraged leases in the third and fourth quarters of 1999. The remaining EETC financing is expected to be applied to four 757-200 deliveries from the manufacturer, two in June 2000 and two in November 2000. The Company expects its EETC leveraged leases to be accounted for as operating leases.





                                Financial Statements and Supplementary Data
                                         Amtran, Inc. and Subsidiaries
                                    1999 Quarterly Financial Summary
                                                (Unaudited)
-------------------------------------------------------------------------------------------------------
(In thousands, except per share data)     March 31        June 30       September 30      December 31
-------------------------------------------------------------------------------------------------------
Operating revenues                        $277,909        $284,714        $303,921         $256,822
Operating expenses                         248,950         254,284         275,851          253,254
Operating income                            28,959          30,430          27,070            3,568
Other expenses                             (1,516)         (3,603)         (3,886)          (3,225)
Income before income taxes                  27,443          26,827          23,184              343
Income taxes (credits)                      10,903          10,122           9,484             (54)
Net income                                $ 16,540        $ 16,705        $ 13,700         $    397
Net income per share - basic              $   1.36        $   1.37        $   1.10         $    .03
Net income per share - diluted            $   1.22        $   1.24        $   1.01         $    .03


                            Financial Statements and Supplementary Data
                                         Amtran, Inc. and Subsidiaries
                                    1998 Quarterly Financial Summary
                                                (Unaudited)
-------------------------------------------------------------------------------------------------------
(In thousands, except per share data)     March 31        June 30       September 30      December 31
-------------------------------------------------------------------------------------------------------
Operating revenues                        $229,305        $238,464        $242,414         $209,186
Operating expenses                         205,896         213,820         219,517          204,763
Operating income                            23,409          24,644          22,897            4,423
Other expenses                             (2,138)         (1,995)         (2,049)          (1,981)
Income before income taxes                  21,271          22,649          20,848            2,442
Income taxes                                 8,872           8,854           8,415              988
Net income                                $ 12,399        $ 13,795        $ 12,433         $  1,454
Net income per share - basic              $   1.07        $   1.19        $   1.06         $    .12
Net income per share - diluted            $   1.02        $   1.05        $    .92         $    .11



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.



Part III

Item 10.   Directors and Officers of the Registrant

The  information  contained on pages 6 and 7 of Amtran,  Inc. and  Subsidiaries'
Proxy Statement dated April 5, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


Item 11.   Executive Compensation

The information contained on pages 12 through 15 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 5, 2000, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained on page 11 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 5, 2000, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.   Certain Relationships and Related Transactions

The information contained on page 8 of Amtran, Inc. and Subsidiaries' Proxy Statement dated April 5, 2000, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.



PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a)  (1)    Financial Statements

                       The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                       o Consolidated Balance Sheets for years ended
                         December 31, 1999 and 1998

                       o Consolidated Statements of Operations for years
                         ended December 31, 1999, 1998 and 1997

                       o Consolidated  Statements of Changes in Shareholders'
                         Equity for years ended December 31, 1999, 1998 and 1997

                       o Consolidated Statements of Cash Flows for years ended
                         December 31, 1999, 1998 and 1997

                       o Notes to Consolidated Financial Statements

              (2)    Financial Statement Schedule

                     The following consolidated financial information for the years 1999, 1998 and 1997 is included in Item 14(d):

                                                                            Page
                  o  Schedule II - Valuation and Qualifying Accounts          53

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


              (3)   Exhibits

                    The following exhibits are submitted as a separate section of this report:

                                                                            Page
                    23.   Consent of Independent Auditor                      52

       (b)     Reports on Form 8-K

               There were no Form 8-Ks filed during the quarter ended December 31, 1999

       (c)     Exhibits

               This section is not applicable.

       (d)     Financial Statement Schedule

               This section is not applicable.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Amtran, Inc.
                                    (Registrant)


Date:  March 30, 2000              J. George Mikelsons
                                   --------------------------
                                   J. George Mikelsons
                                   Chairman
                                   Director

Date:  March 30, 2000              John P. Tague
                                   --------------------------
                                   John P. Tague
                                   President and Chief Executive Officer
                                   Director

Date:  March 30, 2000              James W. Hlavacek
                                   ---------------------------
                                   James W. Hlavacek
                                   Executive Vice President and
                                   Chief Operating Officer
                                   Director

Date:  March 30, 2000              Kenneth K. Wolff
                                   ---------------------------
                                   Kenneth K. Wolff
                                   Executive Vice President and
                                   Chief Financial Officer
                                   Director

Date:  March 30, 2000              Robert A. Abel
                                   ---------------------------
                                   Robert A. Abel
                                   Director

Date:  March 30, 2000              William P. Rogers, Jr.
                                   ---------------------------
                                   William P. Rogers, Jr.
                                   Director

Date:  March 30, 2000              Andrejs P. Stipnieks
                                   ---------------------------
                                   Andrejs P. Stipnieks
                                   Director

Date:  March 30, 2000              David M. Wing
                                   ---------------------------
                                   David M. Wing
                                   Vice President and Controller
                                   Chief Accounting Officer

              Exhibit 23



                                               CONSENT OF INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of Amtran, Inc. and its subsidiaries and in the related Prospectus and in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries and in the Registration Statement (Form S-3 No. 333-86791) of Amtran, Inc. and its subsidiaries and in the related Prospectus of our report dated January 27, 2000, with respect to the consolidated financial statements and schedule of Amtran, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1999.













              /S/ ERNST & YOUNG LLP
              Indianapolis, Indiana
              March 27, 2000




PART IV                                                                                    SCHEDULE   II
Item 14(d)



                                                            VALUATION AND QUALIFYING ACCOUNTS
                                                                  (Dollars in thousands)

COLUMN A                                     COLUMN B               COLUMN C              COLUMN D       COLUMN E
                                                                    Additions
                                                                    ---------
                                                                       Charged to
                                             Balance at   Charged to   Other                             Balance at
                                             Beginning    Costs and    Accounts -       Deductions -     End of
Description                                  of Period     Expenses    Describe         Describe         Period
                                             ---------    ---------    ---------        ------------     -------

Year ended December 31, 1997:

  Deducted from asset accounts:

    Allowance for doubtful accounts          $   1,274    $   1,261   $        -      $     853(1)    $    1,682
    Allowance for obsolescence - Inventory       6,594        1,474            -            437(2)         7,631
    Valuation allowance - Assets
      held for sale                                  -          200            -              -              200
                                             ---------    ---------   ----------        ------------     -------
      Totals                                     7,868        2,935            -          1,290            9,513
                                             =========    =========   ==========        ============     =======
Year ended December 31, 1998:

  Deducted from asset accounts:
    Allowance for doubtful accounts               1,682        1,492           -          2,011(1)         1,163
    Allowance for obsolescence - Inventory        7,631        1,905           -          1,095(2)         8,441
    Valuation allowance - Assets
      held for sale                                 200            -           -            200(3)             -
                                              ---------    ---------   ----------        ------------     -------
      Totals                                      9,513        3,397           -          3,306            9,604
                                              =========    =========   ==========        ============     =======

Year ended December 31, 1999:

  Deducted from asset accounts:
    Allowance for doubtful accounts                1,163       2,318           -          1,970(1)         1,511
    Allowance for obsolescence - Inventory         8,441       1,872           -             22(2)        10,291
                                               ---------    ---------   ----------        ------------    -------
      Totals                                  $    9,604    $  4,190   $       -      $   1,992         $  11,802
                                               =========    =========   ==========        ============    =======

(1)   Uncollectible accounts written off, net of recoveries

(2) Obsolescence allowance related to inventory items transferred to flight equipment or sold

(3)   Valuation allowance related to parts sold