Form 10-Q
period 2000-03-31
AMTRAN INC
filed 2000-05-15
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2000
                                       or

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

Common Stock, Without Par Value - 12,093,121 shares outstanding as of April 28, 2000

                                    AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)

                                                                     March 31,          December 31,
                                                                        2000                1999
                                                                   ---------------      --------------
                            ASSETS                                  (Unaudited)
Current assets:
     Cash and cash equivalents .............................     $        125,205    $        120,164
     Receivables, net of allowance for doubtful accounts
          (2000 - $1,401; 1999 - $1,511) ...................               49,891              52,099
     Inventories,  net .....................................               36,805              36,686
     Prepaid expenses and other current assets .............               26,799              22,945
                                                                   ---------------      --------------
Total current assets .......................................              238,700             231,894

Property and equipment:
     Flight equipment ......................................              810,389             781,171
     Facilities and ground equipment .......................               95,744              92,060
                                                                   ---------------      --------------
                                                                          906,133             873,231
     Accumulated depreciation ..............................             (381,231)           (361,399)
                                                                   ---------------      --------------
                                                                          524,902             511,832

Goodwill ...................................................               22,678              23,453
Deposits and other assets ..................................               55,695              48,102
                                                                   ---------------      --------------

Total assets ...............................................     $        841,975    $        815,281
                                                                   ===============      ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ..................     $          3,791    $          2,079
     Accounts payable ......................................               22,045              20,234
     Air traffic liabilities ...............................              110,340              93,507
     Accrued expenses ......................................              127,997             126,180
                                                                   ---------------      --------------
Total current liabilities ..................................              264,173             242,000

Long-term debt, less current maturities ....................              355,163             345,792
Deferred income taxes ......................................               58,235              58,493
Other deferred items .......................................               18,523              17,620

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued                 -                   -
     Common stock, without par value;  authorized 30,000,000
       shares; issued 12,924,140 - 2000; 12,884,306 - 1999 ....            56,464              55,826
     Additional paid-in-capital ...............................            12,614              12,910
     Deferred compensation - ESOP .............................              (533)               (533)
     Treasury stock; 834,552 shares - 2000; 612,052 shares -
       1999 ...................................................           (14,383)            (10,500)
     Retained earnings ........................................            91,719              93,673
                                                                   ---------------      --------------

                                                                          145,881             151,376
                                                                   ---------------      --------------

Total liabilities and shareholders' equity ................      $        841,975    $        815,281
                                                                   ===============      ==============

See accompanying notes.


                                 AMTRAN, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands, except per share data)

                                                                Three Months Ended March 31,
                                                                   2000                1999
                                                             ----------------   -----------------
                                                                (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service ...................................     $       168,486    $        144,269
   Charter .............................................             119,620             107,340
   Ground package ......................................              22,086              15,558
   Other ...............................................              11,174              10,742
                                                            ----------------   -----------------
Total operating revenues ...............................             321,366             277,909
                                                             ----------------   -----------------

Operating expenses:
   Salaries, wages and benefits ........................              68,702              60,799
   Fuel and oil ........................................              63,436              35,578
   Depreciation and amortization .......................              31,572              21,658
   Handling, landing and navigation fees ...............              25,385              22,399
   Aircraft maintenance, materials and repairs .........              19,679              13,741
   Ground package cost .................................              18,895              13,222
   Aircraft rentals ....................................              16,086              15,244
   Crew and other employee travel ......................              15,091              12,131
   Passenger service ...................................              11,170               9,572
   Commissions .........................................              11,155               9,670
   Other selling expenses ..............................               8,290               6,195
   Advertising .........................................               6,565               5,607
   Facilities and other rentals ........................               3,699               3,155
   Other ...............................................              19,077              19,979
                                                              ----------------   -----------------
Total operating expenses ...............................             318,802             248,950
                                                             ----------------   -----------------
Operating income .......................................               2,564              28,959

Other income (expense):
  Interest income ......................................               1,913               1,763
  Interest expense .....................................              (7,660)             (5,074)
  Other ................................................                 112               1,795
                                                              ----------------   -----------------
Other expense ..........................................              (5,635)             (1,516)
                                                             ----------------   -----------------

Income (loss) before income taxes ......................              (3,071)              27,443
Income tax expense (credit) ............................              (1,117)              10,903
                                                             ----------------   -----------------
Net income (loss) ......................................     $        (1,954)     $        16,540
                                                             ================   =================

Basic earnings per common share:
Average shares outstanding .............................          12,089,652          12,183,785
Net income (loss) per share ............................     $         (0.16)     $         1.36
                                                             ================   =================

Diluted earnings per common share:
Average shares outstanding .............................          12,089,652          13,554,858
Net income (loss) per share ............................     $         (0.16)     $         1.22
                                                             ================   =================

See accompanying notes.


                                      AMTRAN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)

                                                                       Three Months Ended March 31,
                                                                      2000                      1999
                                                                  --------------            --------------
                                                                   (Unaudited)               (Unaudited)

Operating activities:

Net  income (loss) .....................................       $         (1,954)           $       16,540
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization .....................                 31,572                    21,658
     Deferred income taxes .............................                   (258)                    5,919
     Other non-cash items ..............................                 (1,458)                     (222)
   Changes in operating assets and liabilities:
      Receivables ......................................                  2,208                    (5,816)
      Inventories ......................................                 (1,279)                   (4,740)
      Prepaid expenses .................................                 (3,854)                   (7,614)
      Accounts payable .................................                  1,811                     4,932
      Air traffic liabilities ..........................                 16,833                    27,538
      Accrued expenses .................................                  4,142                    10,275
                                                                  --------------            --------------
   Net cash provided by operating activities  ..........                 47,763                    68,470
                                                                  --------------            --------------

Investing activities:

Proceeds from sales of property and equipment ..........                     25                        51
Capital expenditures ...................................                (41,924)                 (100,564)
Acquisition of businesses ..............................                      -                   (10,472)
Additions to other assets ..............................                 (8,342)                   (5,959)
                                                                  --------------            --------------
   Net cash used in investing activities ...............                (50,241)                 (116,944)
                                                                  --------------            --------------

Financing activities:

Proceeds from long-term debt ..........................                  11,500                         -
Payments on long-term debt ............................                    (442)                     (144)
Proceeds from exercise of stock options ...............                     344                       456
Purchase of treasury stock ............................                  (3,883)                      (15)
                                                                  --------------            --------------
  Net cash provided by financing activities ..........                    7,519                       297
                                                                  --------------            --------------

Increase (decrease) in cash and cash equivalents .....                    5,041                   (48,177)
Cash and cash equivalents, beginning of period .......                  120,164                   172,936
                                                                  --------------            --------------

Cash and cash equivalents, end of period .............         $        125,205           $       124,759
                                                                  ==============            ==============

Supplemental disclosures:

Cash payments for:
   Interest ..........................................         $          7,167           $         5,610
   Income taxes (refunds) ............................                      118                    (2,310)

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

      The consolidated financial statements for the quarters ended March 31, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2000, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



2.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended March 31,
                                                                   2000                 1999
                                                            ----------------------------------------

       Numerator:
          Net income (loss)                                    $(1,954,000)         $16,540,000
       Denominator:
          Denominator for basic earnings per
             share - weighted average shares                    12,089,652           12,183,785
          Effect of dilutive securities:
             Employee stock options                                         -         1,371,073
                                                            -------------------  -------------------
          Denominator for diluted earnings per
             share - adjusted weighted average shares           12,089,652           13,554,858
                                                            -------------------  -------------------

          Basic earnings per share                               $ (0.16)              $ 1.36
                                                            ===================  ===================
          Diluted earnings per share                             $ (0.16)              $ 1.22
                                                            ===================  ===================


       In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share,", the impact of potentially dilutive securities has been excluded from first quarter 2000 diluted earnings per share, because the effect is antidilutive.

3.      Acquisition of Businesses

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

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area, using the brand name of Key Tours. ATA has been providing passenger airline services to Key Tours for over 15 years. The results of operations, beginning May 1999, of Key Tours were consolidated into the Company. The Company combined the operations of TCI, AATC, KTLV and KTI with its existing vacation package brand, ATA Vacations, to form the ATA Leisure Corp. ("ATALC").

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"). The Company had a code-share agreement with Chicago Express since April 1997. Chicago Express results of operations, beginning May 1999, were consolidated into the Company.

4.      Segment Disclosures

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

       Segment financial data as of and for the quarters ended March 31, 2000 and 1999 follows:

                                                                  For the Three Months Ended March 31, 2000
                                                    -----------------------------------------------------------------------
                                                                                             Other/
                                                      Airline           ATALC           Eliminations        Consolidated
                                                    -------------    -------------    -----------------    ----------------
                                                                                   (In thousands)

         Operating revenue (external)                   $267,426       $ 38,536           $ 15,404                $321,366
         Inter-segment revenue                            22,767            727            (23,494)                      -
         Operating expenses (external)                   280,406         23,900             14,496                 318,802
         Inter-segment expenses                            3,729         17,161            (20,890)                      -
         Operating income (loss)                           6,058         (1,798)            (1,696)                  2,564
         Segment assets (at quarter-end)                 880,926        106,305           (145,256)                841,975



                                                                  For the Three Months Ended March 31, 1999
                                                    -----------------------------------------------------------------------
                                                                                             Other/
                                                      Airline           ATALC           Eliminations        Consolidated
                                                    -------------    -------------    -----------------    ----------------
                                                                                   (In thousands)

         Operating revenue (external)                   $241,075        $  23,617         $ 13,217                $277,909
         Inter-segment revenue                             9,109                -           (9,109)                     -
         Operating expenses (external)                   223,119           17,423            8,408                 248,950
         Inter-segment expenses                            1,770            4,869           (6,639)                      -
         Operating income                                 25,295            1,325            2,339                  28,959
         Segment assets (at quarter-end)                 630,995           24,516            2,677                 658,188



5.     Subsequent Events

       On May 4, 2000, the Company entered into a preliminary agreement to purchase 37 Boeing 737-800 aircraft and 10 Boeing 757-300 aircraft, also receiving purchase rights for an additional 50 aircraft. As part of this agreement, the Company has obtained financing commitments for all of the aircraft. The financing commitments are comprised of various operating leases, leveraged leases, single investor leases, and certain preferred stock purchase commitments. Closing of this transaction is subject to the completion of definitive documentation and customary closing conditions. The Company plans to accept delivery of the new aircraft from 2001 through early 2003.

PART I - Financial Information
Item II  - Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

Amtran, Inc. (the "Company") is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 27 years and is the eleventh largest U.S. airline in terms of 1999 revenues. ATA provides scheduled service through
nonstop  and  connecting   flights  from  the  gateways  of  Chicago-Midway  and
Indianapolis to popular vacation destinations such as Hawaii, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to Philadelphia, Boston, Seattle, Reagan Washington National, Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the first quarter of 2000 the Company recorded operating income of $2.6 million, as compared to $29.0 million in the first quarter of 1999. Approximately $20.7 million of the decrease in operating income resulted from higher fuel prices in the first quarter of 2000, as compared to the first quarter of 1999, net of fuel escalation revenue earned under certain tour operator and military agreements.

Results of Operations

For the quarter ended March 31, 2000, the Company earned $2.6 million in operating income, a decrease of 91.0% as compared to operating income of $29.0 million in the comparable period of 1999; and the Company recorded a $2.0 million net loss in the first quarter of 2000, as compared to a net income of $16.5 million in the first quarter of 1999.

Operating revenues increased 15.7% to $321.4 million in the first quarter of 2000, as compared to $277.9 million in the same period of 1999. Consolidated revenue per available seat mile ("RASM") increased 7.2% to 8.00 cents in the 2000 first quarter, as compared to 7.46 cents in the first quarter of 1999.

Operating expenses increased 28.0% to $318.8 million in the first quarter of 2000, as compared to $249.0 million in the comparable period of 1999. Consolidated operating cost per available seat mile ("CASM") increased 18.5% to
7.93 cents in the first quarter of 2000, as compared to 6.69 cents in the first quarter of 1999.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, consolidated operating revenues and expenses expressed as cents per available seat mile ("ASM"):
                                                            Cents per ASM
                                                    Three Months Ended March 31,
                                                          2000            1999

Consolidated operating revenues:                          8.00            7.46

Consolidated operating expenses:
    Salaries, wages and benefits                          1.71            1.63
    Fuel and oil                                          1.58            0.96
     Depreciation and amortization                        0.79            0.58
     Handling, landing and navigation fees                0.63            0.60
    Aircraft maintenance, materials and repairs           0.49            0.37
    Ground package cost                                   0.47            0.35
     Aircraft rentals                                     0.40            0.41
     Crew and other employee travel                       0.38            0.33
    Passenger service                                     0.28            0.26
     Commissions                                          0.28            0.26
     Other selling expenses                               0.21            0.17
    Advertising                                           0.16            0.15
     Facilities and other rentals                         0.09            0.08
    Other                                                 0.46            0.54
        Total consolidated operating expenses             7.93            6.69

    Consolidated operating income                         0.07            0.77

    ASMs (in thousands)                                 4,018,536      3,723,035

The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:

                                                       Three Months Ended March 31,
                                              2000                 1999               Inc (Dec)

                                        ----------------- -- ----------------- --- -----------------
Airline and Other

  Operating revenues (000s)                     $282,103             $254,292           $27,811
  RASM (cents)                                      7.02                 6.83              0.19
  Operating expenses (000s)                     $277,741             $226,658           $51,083
  CASM (cents)                                      6.91                 6.09              0.82

ATALC
  Operating revenues (000s)                     $ 39,263             $ 23,617           $15,646
  RASM (cents)                                      0.98                 0.63              0.35
  Operating expenses (000s)                     $ 41,061             $ 22,292           $18,769
  CASM (cents)                                      1.02                 0.60              0.42

ATALC operating revenues and expenses presented above include those from external sources, and those generated or incurred through another segment. Airline and Other operating revenues and expenses presented above include intercompany eliminations.

Quarter Ended March 31, 2000, Versus Quarter Ended March 31, 1999

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31/SAAB" operations include the consolidated operations of Jetstream 31 and SAAB 340B propeller aircraft by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.

                                                                         Three Months Ended March 31,
                                                                  2000            1999    Inc (Dec)      % Inc (Dec)
                                                        --------------- --------------- --------------- ---------------

Departures Jet                                                  13,387          12,506             881            7.04
Departures J31/SAAB(a)                                           4,320           4,080             240            5.88
                                                        --------------- --------------- --------------- ---------------
  Total Departures (b)                                          17,707          16,586           1,121            6.76
                                                        --------------- --------------- --------------- ---------------

Block Hours Jet                                                 42,237          39,002           3,235            8.29
Block Hours J31/SAAB                                             4,387           4,166             221            5.30
                                                        --------------- --------------- --------------- ---------------
  Total Block Hours (c)                                         46,624          43,168           3,456            8.01
                                                        --------------- --------------- --------------- ---------------

RPMs Jet (000s)                                              2,861,397       2,679,029         182,368            6.81
RPMs J31/SAAB (000s)                                             9,800           8,001           1,799           22.48
                                                        --------------- --------------- --------------- ---------------
  Total RPMs (000s) (d)                                      2,871,197       2,687,030         184,167            6.85
                                                        --------------- --------------- --------------- ---------------

ASMs Jet (000s)                                              4,003,394       3,710,088         293,306            7.91
ASMs J31/SAAB (000s)                                            15,142          12,947           2,195           16.95
                                                        --------------- --------------- --------------- ---------------
  Total ASMs (000s) (e)                                      4,018,536       3,723,035         295,501            7.94
                                                        --------------- --------------- --------------- ---------------

Load Factor Jet                                                  71.47           72.21          (0.74)          (1.02)
Load Factor J31/SAAB                                             64.72           61.80           2.92            4.72
                                                        --------------- --------------- --------------- ---------------
  Total Load Factor (f)                                          71.45           72.17          (0.72)          (1.00)
                                                        --------------- --------------- --------------- ---------------

Passengers Enplaned Jet                                      1,886,292       1,759,104         127,188            7.23
Passengers Enplaned J31/SAAB                                    56,352          46,333          10,019           21.62
                                                        --------------- --------------- --------------- ---------------
  Total Passengers Enplaned (g)                              1,942,644       1,805,437         137,207            7.60
                                                        --------------- --------------- --------------- ---------------

Revenue (000s)                                                $321,366        $277,909        $ 43,457           15.64
Revenue, excluding fuel escalation (000s) (h)                 $315,231        $278,556        $ 36,675           13.17
RASM in cents (i)                                                 8.00            7.46            0.54            7.24
RASM in cents (i), excluding fuel escalation (h)                  7.84            7.48            0.36            4.81
CASM in cents (j)                                                 7.93            6.69            1.24           18.54
CASM in cents (j), excluding fuel cost                            6.35            5.73            0.62           10.82
Yield in cents (k)                                               11.19           10.34            0.85            8.22

  See footnotes (a) through (k) on page 11.

(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison as the ATA Connection, using Jetstream 31 and SAAB 340B propeller aircraft.

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

(h) Certain commercial charter and military contracts include fuel reimbursement clauses. When actual fuel costs are lower than the contracted price, the Company must reimburse the customer. When actual fuel prices exceed the contracted price, the customer reimburses the Company. These adjustments are recorded to revenue.

(i) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (j) below for the definition of yield).

(j) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM." CASM measures the Company's unit cost using total available seat capacity.

(k) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31/SAAB" operations include the operations of Jetstream 31 and SAAB 340B propeller aircraft by Chicago Express as the ATA Connection.

                                                       Three Months Ended March 31,
                                                2000            1999        Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- ---------------- ---------------
Departures Jet                                 9,163           8,413              750            8.91
Departures J31/SAAB(a)                         4,320           4,080              240            5.88
                                      --------------- --------------- ---------------- ---------------
  Total Departures (b)                        13,483          12,493              990            7.92
                                      --------------- --------------- ---------------- ---------------

Block Hours Jet                               27,138          24,266            2,872           11.84
Block Hours J31/SAAB                           4,387           4,166              221            5.30
                                      --------------- --------------- ---------------- ---------------
  Total Block Hours (c)                       31,525          28,432            3,093           10.88
                                      --------------- --------------- ---------------- ---------------

RPMs Jet (000s)                            1,759,031       1,520,152          238,879           15.71
RPMs J31/SAAB (000s)                           9,800           8,001            1,799           22.48
                                      --------------- --------------- ---------------- ---------------
  Total RPMs (000s) (d)                    1,768,831       1,528,153          240,678           15.75
                                      --------------- --------------- ---------------- ---------------

ASMs Jet (000s)                            2,305,370       1,986,298          319,072           16.06
ASMs J31/SAAB (000s)                          15,142          12,947            2,195           16.95
                                      --------------- --------------- ---------------- ---------------
  Total ASMs (000s) (e)                    2,320,512       1,999,245          321,267           16.07
                                      --------------- --------------- ---------------- ---------------

Load Factor Jet                                76.30           76.53           (0.23)          (0.30)
Load Factor J31/SAAB                           64.72           61.80            2.92            4.72
                                      --------------- --------------- ---------------- ---------------
  Total Load Factor (f)                        76.23           76.44           (0.21)          (0.27)
                                      --------------- --------------- ---------------- ---------------

Passengers Enplaned Jet                    1,328,650       1,135,654          192,996           16.99
Passengers Enplaned J31/SAAB                  56,352          46,333           10,019           21.62
                                      --------------- --------------- ---------------- ---------------
  Total Passengers Enplaned (g)            1,385,002       1,181,987          203,015           17.18
                                      --------------- --------------- ---------------- ---------------

Revenues (000s)                             $168,486        $144,269          $24,217           16.79
RASM in cents (i)                               7.26            7.22             0.04            0.55
Yield in cents (k)                              9.53            9.44             0.09            0.95
Rev per segment  (l)                         $121.65       $  122.06           (0.41)          (0.34)
------------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (a) through (k) on page 11.

(l) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the first quarter of 2000 increased 16.8% to $168.5 million from $144.3 million in the first quarter of 1999. Scheduled service revenues comprised 52.4% of consolidated revenues in the 2000 first quarter, as compared to 51.9% of consolidated revenues in the same period of 1999.

The Company's first quarter 2000 scheduled service at Chicago-Midway accounted for approximately 61.1% of scheduled service ASMs and 80.7% of scheduled service departures, as compared to 58.0% and 76.4%, respectively, in the first quarter of 1999. Beginning in May 1999, the Company operated nonstop flights to Philadelphia, which were not provided during the first quarter of 1999. In addition to this new service, the Company served the following existing jet markets in both quarters: Dallas-Ft. Worth, Denver, New York's LaGuardia Airport, San Juan, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport, Orlando, Phoenix, St. Petersburg, San Francisco and Sarasota. The Company also had a code share agreement with Chicago Express under which Chicago Express operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which continued to operate these services as a wholly owned subsidiary of the Company

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 2000 and beyond. The Company operated 72 daily jet and commuter departures from Chicago-Midway and served 23 destinations on a nonstop basis in the first quarter of 2000, as compared to 22 nonstop destinations served in the first quarter of 1999. The Company also presently expects to occupy 12 jet gates and one commuter aircraft gate at the new Chicago-Midway terminal, scheduled for completion in 2004, as compared to the six jet gates currently occupied in the existing terminal.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies, as compared to the Company's other gateway cities. In addition, the Company plans to build a Federal Inspection Service facility at Chicago-Midway to facilitate direct international flights.

The Company's Indianapolis service accounted for 15.8% of scheduled service ASMs and 10.8% of scheduled service departures in the first quarter of 2000, as compared to 16.9% and 12.3%, respectively, in the first quarter of 1999. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 27 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company's Hawaii service accounted for 13.9% of scheduled service ASMs and 3.8% of scheduled service departures in the first quarter of 2000, as compared to 15.9% and 4.0%, respectively, in the first quarter of 1999. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company has announced new service between Chicago-Midway and Ronald Reagan Washington National Airport beginning April 3, 2000, and new service to Boston and Seattle beginning May 7, 2000. Beginning July 10, 2000, the Company will also offer service from Chicago-Midway to Minneapolis-St. Paul.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 23.0% of consolidated revenues in the first quarter of 2000, as compared to 26.4% in the first quarter of 1999.

During the last several years, the Company has deployed some Boeing 727-200 and Boeing 757-200 aircraft into its rapidly-growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company has addressed this capacity limitation in the commercial and military/government charter business units through the acquisition of long-range Lockheed L-1011 series 500 aircraft. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their ten-to-eleven-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The deployment of these aircraft into the Company's fleet has increased the available seat capacity for these charter business units, in addition to opening new long-range market opportunities. These new aircraft also supply much of the additional seat capacity which the Company needs to operate its expanded military/government business for the contract year ending September 30, 2000.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.


                                                                         Three Months Ended March 31,
                                                                  2000            1999       Inc (Dec)     % Inc (Dec)
Departures (b)                                                   2,822           2,888            (66)          (2.29)
Block Hours (c)                                                  9,916          10,133           (217)          (2.14)
RPMs (000s) (d)                                                789,941         918,286       (128,345)         (13.98)
ASMs (000s) (e)                                              1,041,798       1,117,331        (75,533)          (6.76)
Passengers Enplaned (g)                                        478,689         562,588        (83,899)         (14.91)
Revenue (000s)                                                 $74,028         $73,334           $694            0.95
Revenue, excluding fuel escalation (000s) (h)                  $69,760         $73,334        $(3,574)          (4.87)
RASM in cents (i)                                                 7.11            6.56           0.55            8.38
RASM in cents (i), excluding fuel escalation  (h)                 6.70            6.56           0.14            2.13

See footnotes (a) through (k) on page 11.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $57.2 million in revenues in the first quarter of 2000, as compared to $54.9 million in the first quarter of 1999.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $8.9 million in revenues in the first quarter of 2000, as compared to $8.5 million in the first quarter of 1999.

MilitarylGovernment  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

                                                                         Three Months Ended March 31,
                                                                  2000            1999       Inc (Dec)     % Inc (Dec)
Departures (b)                                                   1,402           1,181             221           18.71
Block Hours (c)                                                  5,183           4,530             653           14.42
RPMs (000s) (d)                                                312,425         235,404          77,021           32.72
ASMs (000s) (e)                                                656,226         598,754          57,472            9.60
Passengers Enplaned (g)                                         78,953          58,324          20,629           35.37
Revenue (000s)                                                 $45,592         $34,006         $11,586           34.07
Revenue, excluding fuel escalation (000s) (h)                  $43,725         $34,653        $  9,072           26.18
RASM in cents (i)                                                 6.95            5.68            1.27           22.36
RASM in cents (i), excluding fuel escalation (h)                  6.66            5.79            0.87           15.03

See footnotes (a) through (k) on page 11.

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

Under its current teaming arrangement, the Company expects its military/government charter revenues to increase to approximately $180.0 million for the contract year beginning October 1999. This represents more than a 40% increase over the Company's fiscal year 1999 military/government charter revenues of $126.2 million.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair club members and through its ATA Leisure Corp. subsidiaries to its charter and scheduled service passengers. In the first quarter of 2000, ground package revenues increased 41.7% to $22.1 million, as compared to $15.6 million in the first quarter of 1999.

As is more fully described in footnote 3, the Company acquired several Detroit-based tour operators in January and April 1999, which were included in the Company's consolidated results of operations for the entire first quarter of 2000. The majority of the change in ground package revenues between quarters was attributable to these acquisitions.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased to $11.2 million in the first quarter of 2000 as compared to $10.7 million in 1999, which represents a 4.7% increase between years. In the first quarter of 2000, other revenues comprised 3.5% of consolidated revenues as compared to 3.9% of consolidated revenues in the same period of 1999.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2000 increased 13.0% to $68.7 million from $60.8 million in the first quarter of 1999.

The Company increased its average equivalent employees by approximately 19.2% between the first quarters of 2000 and 1999, partially to appropriately staff the 7.9% growth in ASMs flown between periods. The increase is also partially attributable to the acquisitions of Chicago Express, Amber Air Freight and ATALC. (See footnote 3). In the first quarter of 1999, the Company recorded a charge of approximately $2.8 million in variable compensation expected to be paid at the end of the year. This estimate of variable compensation is based on Company profitability, so no corresponding charge was recorded in the first quarter of 2000.

Fuel and Oil. Fuel and oil expense increased 78.1% to $63.4 million in the first quarter of 2000, as compared to $35.6 million in the same period of 1999. The Company consumed 9.1% more gallons of jet fuel for flying operations between years, which resulted in an increase in fuel expense of approximately $2.9 million. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 42,237 jet block hours in the first quarter of 2000, as compared to 39,002 jet block hours in the first quarter of 1999, an increase of 8.3% between periods.

Fuel consumption growth between the first quarters of 2000 and 1999 was greater than total block hour growth, since block hour growth in the first quarter of 2000 was in the wide-body Lockheed L-1011 fleet, which consumes approximately twice the gallons of jet fuel per block hour as compared to the narrow-body Boeing 727-200 and Boeing 757-200 aircraft.

During the first quarter of 2000, the Company's average cost per gallon of jet fuel consumed increased by 76.9% as compared to the first quarter of 1999, resulting in an increase in fuel and oil expense of approximately $27.5 million between periods.

During the first quarter of 1999, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price increases. The Company recorded approximately $2.1 million more in fuel and oil expense under its first quarter 1999 hedge contracts than in the first quarter 2000, when there were no such fuel hedges in place.

Depreciation and Amortization. Depreciation and amortization expense increased 45.6% to $31.6 million in the first quarter of 2000, as compared to $21.7 million in the first quarter of 1999.

Depreciation expense attributable to owned airframes, engines and leasehold improvements increased $4.0 million in the first quarter of 2000, as compared to the same period of 1999. The Company also increased its investment in rotable parts and computer hardware and software, among other items of property and equipment. These changes resulted in an increase in depreciation expense of $2.1 million in the first quarter of 2000, as compared to the first quarter of 1999.

Amortization of capitalized engine and airframe overhauls increased $2.0 million in the first quarter of 2000, as compared to the same period of 1999, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable quarters for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, nine of which were delivered new from the manufacturer between late 1995 and late 1999, are not presently generating any material engine or airframe overhaul expense, since the initial post-delivery overhauls for these aircraft are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs increased $1.6 million in the first quarter of 2000, as compared to the first quarter of 1999. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

The Company recorded $0.2 million more in amortization expense due to the goodwill associated with the acquisition of businesses discussed in footnote 3.

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

Handling, landing and navigation fees increased by 13.4% to $25.4 million in the first quarter of 2000, as compared to $22.4 million in the first quarter of 1999. The total number of system-wide jet departures between the first quarters of 2000 and 1999 increased by 7.0% to 13,387 from 12,506, resulting in approximately $1.3 million in volume-related handling and landing expense increases between periods. The increase in handling and landing expenses related to price and aircraft mix changes were $1.6 million in the first quarter 2000, as compared to the first quarter 1999. In conjunction with the Company's strategy to expand to more business travel destinations, such as LaGuardia and Dallas, it is experiencing higher handling and landing fees associated with these destinations.

The Company also incurred approximately $0.5 million in higher deicing costs in the first quarter of 2000 as compared to the same period of 1999.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased 43.8% to $19.7 million in the first quarter of 2000, as compared to $13.7 million in the same period of 1999.

The Company performed a total of 14 maintenance checks on its fleet during the first quarter of 2000 as compared to 12 in 1999. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $3.6 million between quarters. In addition, six of these maintenance checks were performed by third party vendors in 2000, as compared to the use of internal labor in 1999. This resulted in an increase of $1.5 million in related labor costs in 2000, as compared to 1999.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost increased 43.2% to $18.9 million in the first quarter of 2000, as compared to $13.2 million in the first quarter of 1999, in conjunction with the growth in ground package revenues and due to the acquisition of ATALC (see footnote 3).

Aircraft Rentals. Aircraft rentals expense for the first quarter of 2000 increased 5.9% to $16.1 million from $15.2 million in the first quarter of 1999. The Company financed two additional Boeing 757-200 aircraft in the first quarter of 2000 as compared to the same quarter of 1999, adding $1.8 million in aircraft rentals expense as compared to the prior year. This increase was partially offset by $1.1 million in canceled leases for eight Boeing 727-200 aircraft, which were purchased late in the first quarter of 1999.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 24.8% to $15.1 million in the first quarter of 2000, as compared to $12.1 million in the first quarter of 1999.

The average cost of crew positioning per full-time-equivalent crew member increased 21.7% in the first quarter of 2000, as compared to the first quarter of 1999. The average hotel cost per full-time-equivalent crew member increased 16.0% in the first quarter of 2000, as compared to the same period of 1999. Both costs were affected by the increase in military business, which is typically less cost-efficient due to more international destinations and less notification prior to departures for expansion flying. Hotel costs also increased due to higher room rates paid in the 2000 period.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarters of 2000 and 1999, catering represented 80.1% and 81.3%, respectively, of total passenger service expense.

The total cost of passenger service increased 16.7% to $11.2 million in the first quarter of 2000, as compared to $9.6 million in the first quarter of 1999. The Company experienced an increase of approximately 7.7% in the average unit cost of catering each passenger between periods primarily because in the first quarter of 2000 there were relatively more military passengers boarded in the Company's business mix, who are provided a more expensive catering product due to the longer-stage-length of these flights. This resulted in additional catering expense due to price-and-business-mix of $0.6 million in the first quarter of 2000, as compared to the same period of 1999. Total jet passengers boarded increased 7.2% between quarters, resulting in approximately $0.5 million in higher volume-related catering expenses between the same sets of comparative periods.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 15.5% to $11.2 million in the first quarter of 2000, as compared to $9.7 million in the first quarter of 1999.

Approximately $1.7 million of the increase in commissions in the first quarter of 2000 was attributable to commissions paid to travel agents by ATA Leisure Corp. The Company also had an increase in the first quarter 2000 in military commissions of $1.4 million, which is consistent with the growth in military revenue. These increases were offset by a $1.6 million decrease in scheduled service commission during the first quarter of 2000 due to an industry decrease in travel agency commissions from 8.0% to 5.0%, effective in the fourth quarter of 1999.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 33.9% to $8.3 million in the first quarter of 2000, as compared to $6.2 million in the same period of 1999. Selling expenses increased primarily due to growth in the scheduled service business unit between periods, as well as due to the acquisition of tour operator businesses in the first half of 1999 (see footnote 3).

Advertising. Advertising expense increased 17.9% to $6.6 million in the first quarter of 2000, as compared to $5.6 million in the first quarter of 1999. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. Advertising support for these lines of business was increased in the first quarter of 2000, consistent with the Company's overall strategy to continue to enhance scheduled service RASM through increases in load factor and yield, and also increased due to the acquisition of tour operator businesses in the first half of 1999 (see footnote
3).

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 15.6% to $3.7 million in the first quarter of 2000, as compared to $3.2 million in the first quarter of 1999. Growth in facilities costs between periods was primarily attributable to facilities rent at Chicago-Midway to support Chicago Express, a subsidiary acquired April 30, 1999, which was not included in the 1999 first quarter results of operations.

Other Operating Expenses. Other operating expenses decreased 4.5% to $19.1 million in the first quarter of 2000, as compared to $20.0 million in the first quarter of 1999. Approximately $3.6 million of this decrease between quarters was attributable to the higher cost of passenger air transportation purchased by ATALC from air carriers other than the Company in the first quarter of 1999, whereas ATALC primarily used the Company's own air transportation in the first quarter of 2000. Additionally, in the first quarter of 1999, prior to the acquisition of Chicago Express, other operating expenses included the Company's costs for the code-share agreement with Chicago Express, which were approximately $2.3 million in the first quarter of 1999, with no corresponding expense incurred in the first quarter of 2000. These decreases in other operating expense were partially offset by many individually insignificant increases in other operating expense categories.

Interest Income and Expense. Interest expense in the first quarter of 2000 increased to $7.7 million as compared to $5.1 million in the same period of 1999. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1999 of $75.0 million in principal amount of 10.5% unsecured senior notes. Interest expense of $2.0 million was recorded in the first quarter of 2000 for these notes, which was not incurred in the first quarter of 1999.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.9 million in interest income in the first quarter of 2000, as compared to $1.8 million in the same period of 1999.

Other Income. Other income decreased 94.4% to $0.1 million in the first quarter 2000 from $1.8 million in the same period of 1999. The Company recorded a gain of $1.7 million on the sale of a portion of its interest in Equant, N.V. in the first quarter of 1999, while no such gain was recognized in the first quarter of 2000.

Income Tax Expense. In the first quarter of 2000 the Company recorded a tax credit of $1.1 million applicable to a $3.1 million pre-tax loss for that period, while in the first quarter of 1999, income tax expense was $10.9 million applicable to $27.4 million pre-tax income. The effective tax rate applicable to the first quarter 2000 tax credit was 36.4%, as compared to a rate of 39.7% applicable to the tax expense recorded in the first quarter of 1999.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of certain amounts paid for crew per diem (40% in 2000 and 45% in 1999). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to decrease the effective rate as amounts of pre-tax income increase.

Liquidity and Capital Resources

Cash Flows. In the first quarters of 2000 and 1999, net cash provided by operating activities was $47.8 million and $68.5 million, respectively. The decrease in cash provided by operating activities between periods was attributable to such factors as lower earnings, lower deferred taxes, lower accrued expenses and other factors, offset by higher depreciation and amortization.

Net cash used in investing activities was $50.2 million and $116.9 million, respectively, in the first quarters of 2000 and 1999. Such amounts primarily included capital expenditures totaling $41.9 million and $100.6 million, respectively, for engine and airframe overhauls, airframe improvements and the purchase of rotable parts. Capital expenditures in the first quarter of 1999 were higher primarily due to acquisition of certain L-1011-500 aircraft and parts; due to the purchase of eight Boeing 727-200 aircraft; and due to advanced deposits paid on future deliveries of Boeing 757-200 aircraft from the manufacturer.

Net cash provided by financing activities was $7.5 million in the first quarter of 2000 as compared to $0.3 million in the first quarter of 1999. The increase was primarily due to the first quarter 2000 financing of $11.5 million, collateralized by one L-1011-500, offset by the first quarter 2000 purchase of $3.9 million in treasury stock.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 13 total aircraft to be delivered between 1995 and 2000. As of March 31, 2000, the Company had accepted delivery of nine aircraft under this agreement, which were financed under leases accounted for as operating leases. The aggregate purchase price for the remaining aircraft is approximately $50.0 million per aircraft, subject to escalation. The final deliveries are scheduled for June and November 2000. Advanced payments totaling approximately $27.2 million ($6.8 million per aircraft) are required prior to delivery of the remaining aircraft, with the remaining purchase price payable at delivery. As of March 31, 2000 and 1999, the Company had recorded fixed asset additions for $19.9 million and $16.3 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine SAAB 340B aircraft, including spare engines, spare parts and crew training, for an aggregate purchase price of approximately $30.0 million. These aircraft will be placed into service throughout 2000 in conjunction with the retirement of the current fleet of Jetstream J31s, all of which are currently leased. Chicago Express has taken delivery of three of these aircraft, two of which were placed in revenue service in the first quarter of 2000. The Company expects to place five aircraft into revenue service during the second quarter of 2000, with the remaining two being placed into revenue service in the third quarter of 2000.

Also in the first quarter of 2000, the Company placed the final of five total Lockheed L-1011-500 aircraft into revenue service.

Significant Financings. In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. In December 1999, the Company sold an additional $75.0 million principal amount of 10.5% senior notes. The $75.0 million notes were issued as a private placement under Rule 144A. The Company is obligated to complete an exchange offer in which the new notes will be exchanged for registered notes having the same terms. On January 25, 2000, the Company filed a registration statement with the SEC in connection with this pending exchange offer.

In December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes in a public offering.

In December 1999, ATA issued $17.0 million principal amount of special facility revenue bonds to finance the construction of certain facilities at Chicago-Midway Airport. The bonds are payable from and secured by a pledge and assignment of special facility revenues, including certain of the City of Chicago's rights under a special facility financing agreement between the City of Chicago and the Company. Payment of the bonds is guaranteed by the Company.

In the second quarter of 1999, the Company completed the construction of a 120,000 square foot Maintenance and Operations Center immediately adjacent to the Company's maintenance hangar at Indianapolis International Airport. In June 1999, the Company financed this facility with an $8.0 million 15-year mortgage loan.

In December 1999, the Company revised its revolving credit facility to provide a maximum of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. This facility is subject to certain restrictive covenants, and is collateralized by certain L-1011-50 and Boeing 727-200 aircraft. As of March 31, 2000, the Company had no borrowings against this credit facility, but did have outstanding letters of credit secured by this facility aggregating $33.7 million.

In February 2000, the Company borrowed $11.5 million for operating cash purposes. This debt is collateralized by one Lockheed L1011 series 500 aircraft and is secured by a five-year note.

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

     economic conditions;
     labor costs;
     aviation fuel costs;
     competitive pressures on pricing;
     weather conditions;
     governmental legislation;
     consumer perceptions of the Company's products;
     demand for air transportation in markets in which the Company operates; and other risks and uncertainties listed from time to time in reports the Company periodically files with the SEC.

The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Amtran, Inc.
                                    (Registrant)




Date   May 15, 2000                Kenneth K. Wolff
                                   Kenneth K. Wolff
                                   Executive Vice President and Chief Financial
                                     Officer
                                   Director




Date   May 15, 2000                David M. Wing
                                   David M. Wing
                                   Vice President and Controller
                                   Chief Accounting Officer