Form 10-Q
period 2000-06-30
AMTRAN INC
filed 2000-08-14
CIK 898904

United States Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000
                                       or

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

Common Stock, Without Par Value -12,101,607 shares outstanding as of
July 31, 2000


                                     AMTRAN, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                            June 30,        December 31,
                                                                              2000              1999
                                                                        ----------------  -------------
                               ASSETS                                       (Unaudited)

Current assets:
     Cash and cash equivalents ...................................      $       119,090   $      120,164
     Receivables, net of allowance for doubtful accounts
          (2000 - $1,372; 1999 - $1,511) .........................               58,521           52,099
     Inventories,  net ...........................................               45,688           36,686
     Prepaid expenses and other current assets ...................               23,123           22,945
                                                                        ----------------  ---------------
Total current assets                                                            246,422          231,894

Property and equipment:
     Flight equipment ............................................              823,759          781,171
     Facilities and ground equipment .............................              102,032           92,060
                                                                        -----------------  --------------
                                                                                925,791          873,231
     Accumulated depreciation ....................................             (404,310)        (361,399)
                                                                        ------------------ --------------
                                                                                521,481          511,832

Goodwill .........................................................               22,703           23,453
Deposits and other assets ........................................               72,527           48,102
                                                                        ------------------  -------------

Total assets .....................................................      $       863,133     $    815,281
                                                                        ==================  =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt ........................      $        13,801     $      2,079
     Accounts payable ............................................               12,260           20,234
     Air traffic liabilities .....................................              106,043           93,507
     Accrued expenses ............................................              137,517          126,180
                                                                        -----------------  --------------
Total current liabilities ........................................              269,621          242,000

Long-term debt, less current maturities ..........................              344,461          345,792
Deferred income taxes ............................................               60,231           58,493
Other deferred items .............................................               35,940           17,620

Commitments and contingencies

Shareholders' equity:
     Preferred stock; authorized 10,000,000 shares; none issued ..                    -                -
     Common stock, without par value; authorized 30,000,000 shares;
         issued: 2000 - 12,956,857; 1999 - 12,884,306 ............               56,994           55,826
     Additional paid-in-capital ..................................               12,695           12,910
     Deferred compensation - ESOP ................................                    -            (533)
     Treasury stock: 2000 - 835,355 shares; 1999 - 612,052 shares               (14,397)         (10,500)
     Retained earnings ...........................................               97,588           93,673
                                                                        ------------------  -------------

                                                                                152,880          151,376
                                                                        ------------------  -------------

Total liabilities and shareholders' equity .......................      $       863,133     $    815,281
                                                                        ==================  =============

See accompanying notes.



                                                  AMTRAN, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Dollars in thousands, except per share data)

                                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                                         2000                  1999                  2000                  1999
                                                  ----------------------------------------  ----------------------------------------
                                                      (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
Operating revenues:
   Scheduled service .........................    $       196,387      $        164,010      $        364,873      $        308,279
   Charter ...................................            111,160                92,360               230,780               199,700
   Ground package ............................             15,225                16,131                37,311                31,689
   Other .....................................             10,762                12,213                21,936                22,955
                                                  -----------------   -------------------    ------------------   ------------------
Total operating revenues .....................            333,534               284,714               654,900               562,623
                                                  -----------------   -------------------    ------------------   ------------------

Operating expenses:
   Salaries, wages and benefits ..............             71,930                61,778               140,632               122,577
   Fuel and oil ..............................             63,246                38,084               126,682                73,662
   Depreciation and amortization .............             30,781                24,200                62,353                45,858
   Handling, landing and navigation fees .....             23,681                22,912                49,066                45,311
   Crew and other employee travel ............             17,599                12,137                32,690                24,268
   Aircraft maintenance, materials and repairs             17,296                14,390                36,975                28,131
   Aircraft rentals ..........................             16,776                14,138                32,862                29,382
   Ground package cost .......................             13,036                12,413                31,931                25,635
   Passenger service .........................             12,252                 8,889                23,422                18,461
   Commissions ...............................             10,539                10,280                21,694                19,950
   Other selling expenses ....................              9,194                 7,153                17,484                13,348
   Advertising ...............................              5,010                 4,640                11,575                10,247
   Facility and other rentals ................              3,923                 3,507                 7,622                 6,662
   Other .....................................             19,649                19,763                38,726                39,742
                                                   ----------------    ------------------    ------------------   ------------------
Total operating expenses .....................            314,912               254,284               633,714               503,234
                                                   ----------------    ------------------    ------------------   ------------------
Operating income .............................             18,622                30,430                21,186                59,389

Other income (expense):
   Interest income ...........................              1,972                 1,400                 3,885                 3,163
   Interest (expense) ........................             (7,982)               (5,044)              (15,642)              (10,118)
   Other .....................................                (63)                   41                    49                 1,836
                                                  -----------------   --------------------     ----------------    -----------------
Other expense ................................             (6,073)               (3,603)              (11,708)               (5,119)
                                                  -----------------   --------------------     ----------------    -----------------

Income before income taxes ...................             12,549                26,827                 9,478                54,270
Income taxes .................................              6,680                10,122                 5,563                21,025
                                                  -----------------   --------------------     ----------------   -----------------
Net income ...................................    $         5,869     $          16,705        $        3,915       $        33,245
                                                  =================   ====================     ================   =================

Basic earnings per common share:
Average shares outstanding ...................         12,105,877            12,184,437            12,097,765            12,184,113
Net income per share .........................    $          0.48     $            1.37        $         0.32      $           2.73
                                                  =================   ====================     ================    =================

Diluted earnings per common share:
Average shares outstanding ...................         12,820,088            13,488,056            12,878,678            13,521,459
Net income per share .........................    $          0.46     $            1.24        $         0.30      $           2.46
                                                  =================   ====================     ================    =================

See accompanying notes.


                                            AMTRAN, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)

                                                                     Six Months Ended June 30,
                                                                 2000                       1999
                                                         ----------------------    ---------------------
                                                             (Unaudited)                 (Unaudited)

Operating activities:

Net  income ......................................       $         3,915             $        33,245
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization ...............                62,353                      45,858
     Deferred income taxes .......................                 1,738                      11,468
     Other non-cash items ........................                 9,344                       1,563
   Changes in operating assets and liabilities,
      net of effects from business acquisitions:
      Receivables ................................                (6,422)                     (7,832)
      Inventories ................................               (10,508)                    (10,195)
      Prepaid expenses ...........................                  (178)                     (1,932)
      Accounts payable ...........................                (7,974)                      2,725
      Air traffic liabilities ....................                12,536                       1,979
      Accrued expenses ...........................                12,532                       8,605
                                                          ---------------------     ---------------------
    Net cash provided by operating activities ....                77,336                      85,484
                                                          ---------------------     ---------------------
Investing activities:

Proceeds from sales of property and equipment ....                    54                         223
Capital expenditures .............................               (68,540)                   (144,084)
Acquisition of businesses, net of cash acquired ..                     -                      16,673
Additions to other assets ........................               (17,042)                    (19,955)
                                                         ----------------------     ---------------------
   Net cash used in investing activities .........               (85,528)                   (147,143)
                                                         ----------------------     ---------------------

Financing activities:

Purchase of treasury stock .......................                (3,897)                     (3,364)
Issuance of common stock .........................                   679                       2,216
Proceeds from long-term debt .....................                11,500                       7,942
Payments on long-term debt .......................                (1,164)                       (240)
                                                         ----------------------     ----------------------
   Net cash provided by financing activities .....                 7,118                       6,554
                                                         ----------------------     ----------------------

Decrease in cash and cash equivalents ............                (1,074)                    (55,105)
Cash and cash equivalents, beginning of period ...               120,164                     172,936
                                                        -----------------------     ----------------------
Cash and cash equivalents, end of period .........      $        119,090            $        117,831
                                                        =======================     ======================

Supplemental disclosures:

Cash payments for:
   Interest ......................................      $         14,228            $         11,996
   Income taxes (refunds) ........................                  (131)                      7,270

Financing and investing activities not affecting cash:
   Issuance of common stock associated with
     business acquisitions ........................     $              -            $          1,735

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

      The consolidated financial statements for the quarters ended June 30, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 2000, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.     Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended June 30,
                                                                      2000                 1999
                                                                -----------------    -----------------
      Numerator:
          Net income                                                  $5,869,000          $16,705,000
      Denominator:
          Denominator for basic earnings per
             share - weighted average shares                          12,105,877           12,184,437
          Effect of dilutive securities:
              Employee stock options                                     714,211            1,303,619
                                                                -----------------    -----------------
          Denominator for diluted earnings per
            share - adjusted weighted average shares                  12,820,088           13,488,056
                                                                -----------------    -----------------
          Basic earnings per share                                      $   0.48             $   1.37
                                                                =================    =================
          Diluted earnings per share                                    $   0.46             $   1.24
                                                                =================    =================


                                                                      Six Months Ended June 30,
                                                                      2000                 1999
                                                                -----------------    ----------------
      Numerator:
          Net income                                                 $3,915,000          $33,245,000
      Denominator:
          Denominator for basic earnings per
             share - weighted average shares                         12,097,765           12,184,113
          Effect of dilutive securities:
              Employee stock options                                    780,913            1,337,346
                                                                ----------------     ----------------
          Denominator for diluted earnings per
            share - adjusted weighted average shares                 12,878,678           13,521,459
                                                                ----------------     ----------------
          Basic earnings per share                                     $   0.32             $   2.73
                                                                ================     ================
          Diluted earnings per share                                   $   0.30             $   2.46
                                                                ================     ================

3.     Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and out-standing stock of T. G. Shown Associates, Inc., which had owned 50% of the Amber Air Freight partnership. The Company had already owned the other 50% of this air cargo operation.

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"), a Detroit-based independent tour operator. ATA had been providing passenger airline services to TCI for over 14 years. TCI's results of operations, beginning February 1999, were consolidated into the Company.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area, using the brand name of Key Tours. ATA had been providing passenger airline services to Key Tours for over 15 years. The results of operations, beginning May 1999, of Key Tours were consolidated into the Company. The Company combined the operations of TCI, AATC, KTLV and KTI with its existing vacation package brand, ATA Vacations, to form the ATA Leisure Corp. ("ATALC").

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

       Segment financial data for the periods indicated follows:

                                                              For the Three Months Ended June 30, 2000
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)               $ 293,704       $ 25,247          $ 14,583                $333,534
       Inter-segment revenue                         14,538            779           (15,317)                      -
       Operating expenses (external)                283,939         17,088            13,885                 314,912
       Inter-segment expenses                         1,026         11,865           (12,891)                      -
       Operating income (loss)                       23,277         (2,927)           (1,728)                 18,622
       Segment assets                               924,780        129,435          (191,082)                863,133

                                                              For the Three Months Ended June 30, 1999
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)               $ 246,672       $  26,999       $   11,043                $284,714
       Inter-segment revenue                         10,123               -          (10,123)                      -
       Operating expenses (external)                226,229          20,481            7,574                 254,284
       Inter-segment expenses                         3,242           6,337           (9,579)                      -
       Operating income                              27,324             181            2,925                  30,430
       Segment assets                               667,922          34,478          (10,802)                691,598

                                                               For the Six Months Ended June 30, 2000
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)               $ 561,130       $ 63,783         $  29,987                $654,900
       Inter-segment revenue                         37,305          1,506           (38,811)                      -
       Operating expenses (external)                564,345         40,988            28,381                 633,714
       Inter-segment expenses                         4,755         29,026           (33,781)                      -
       Operating income (loss)                       29,335         (4,725)           (3,424)                 21,186
       Segment assets                               924,780        129,435          (191,082)                863,133


                                                               For the Six Months Ended June 30, 1999
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)               $ 487,747        $ 50,615        $  24,261                $562,623
       Inter-segment revenue                         19,232               -          (19,232)                      -
       Operating expenses (external)                449,348          37,903           15,983                 503,234
       Inter-segment expenses                         5,012          11,206          (16,218)                      -
       Operating income                              52,619           1,506            5,264                  59,389
       Segment assets                               667,922          34,478          (10,802)                691,598



   5.  Commitments and Contingencies

       On May 4, 2000, the Company entered into a preliminary agreement to obtain 37 Boeing 737-800 aircraft and 10 Boeing 757-300 aircraft. As part of this agreement, the Company also received purchase rights for an additional 50 aircraft. The Company also entered into preliminary agreements with General Electric and Rolls Royce to supply engines to power the Boeing 737-800 and 757-300 aircraft, respectively. The Company has secured various financing commitments for all of the aircraft to be obtained. These financing commitments are comprised of various operating leases, leveraged leases, single investor leases and certain preferred stock purchase commitments. Closing of the entire transaction is subject to the completion of definitive documentation and customary closing conditions.

       On June 30, 2000, the Company signed a purchase agreement for the 10 new Boeing 757-300s and 20 of the new Boeing 737-800s. These represent the aircraft to be obtained directly from Boeing. The remaining 737-800s are expected to be obtained from several potential lessors through operating leases. Definitive agreements have not yet been formalized with respect to these remaining aircraft and engines. The Company expects to finalize these agreements in the third quarter of 2000.

PART I - Financial Information
Item II -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


Quarter and Six Months Ended June 30, 2000, Versus Quarter and Six Months Ended June 30, 1999

Overview

Amtran, Inc. (the "Company") is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 27 years and is the eleventh largest U.S. airline in terms of 1999 revenues. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to destinations such as Hawaii, Las Vegas, Phoenix, Florida, California, Mexico and San Juan, as well as to Philadelphia, Boston, Seattle, Reagan Washington National, Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy (seasonal) airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and six months ended June 30, 2000, the Company recorded operating income of $18.6 million and $21.2 million, respectively, as compared to $30.4 million and $59.4 million in the same periods of 1999. The decline in operating income in 2000 was primarily a result of higher fuel prices. In the quarter and six months ended June 30, 2000, fuel expense increased $13.7 million and $34.4 million, as compared to the same periods of 1999, net of fuel price reimbursement earned under certain tour operator and military agreements.

Results of Operations

For the quarter ended June 30, 2000, the Company earned $18.6 million in operating income, a decrease of 38.8% as compared to operating income of $30.4 million in the second quarter of 1999; and the Company earned $5.9 million in net income in the second quarter of 2000, a decrease of 64.7% as compared to net income of $16.7 million in the second quarter of 1999. Operating revenues increased 17.1% to $333.5 million in the second quarter of 2000, as compared to $284.7 million in the same period of 1999. Consolidated revenue per available seat mile ("RASM") increased 5.5% to 8.25 cents in the second quarter of 2000, as compared to 7.82 cents in the same period of 1999. Operating expenses increased 23.8% to $314.9 million in the second quarter of 2000, as compared to $254.3 million in the comparable period of 1999. Consolidated operating cost per available seat mile ("CASM") increased 11.6% to 7.79 cents in the second quarter of 2000, as compared to 6.98 cents in the second quarter of 1999.

For the six months ended June 30, 2000, the Company earned $21.2 million in operating income, a decrease of 64.3% as compared to operating income of $59.4 million in the comparable period of 1999; and the Company earned $3.9 million in net income in the six months ended June 30, 2000, a decrease of 88.3% as compared to net income of $33.2 million in the same period of 1999. Operating revenues increased 16.4% to $654.9 million in the six months ended June 30, 2000, as compared to $562.6 million in the same period of 1999. Consolidated RASM increased 6.4% to 8.13 cents in the six months ended June 30, 2000, as compared to 7.64 cents in the same period of 1999. Operating expenses increased 25.9% to $633.7 million in the six months ended June 30, 2000, as compared to $503.2 million in the comparable period of 1999. Consolidated CASM increased 15.1% to 7.86 cents in the six months ended June 30, 2000, as compared to 6.83 cents in the same period of 1999.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                 Cents Per ASM                           Cents Per ASM
                                                          Three Months Ended June 30,              Six Months Ended June 30,

                                                           2000                1999                 2000                1999
                                                           ----                ----                 ----                ----

Total operating revenues                                   8.25                7.82                 8.13                7.64

Operating expenses:
    Salaries, wages and benefits                           1.78                1.70                 1.74                1.66
    Fuel and oil                                           1.56                1.05                 1.57                1.00
    Depreciation and amortization                          0.76                0.66                 0.77                0.62
     Handling, landing and navigation fees                 0.59                0.63                 0.61                0.62
     Crew and other employee travel                        0.44                0.33                 0.41                0.33
     Aircraft maintenance, materials and repairs           0.43                0.39                 0.46                0.38
     Aircraft rentals                                      0.42                0.39                 0.41                0.40
    Ground package cost                                    0.32                0.34                 0.40                0.35
     Passenger service                                     0.30                0.24                 0.29                0.25
    Commissions                                            0.26                0.28                 0.27                0.27
    Other selling expenses                                 0.23                0.20                 0.22                0.18
    Advertising                                            0.12                0.13                 0.14                0.14
    Facility and other rentals                             0.09                0.10                 0.09                0.09
    Other                                                  0.49                0.54                 0.48                0.54
                                                           ----                ----                 ----                ----

Total operating expenses                                   7.79                6.98                 7.86                6.83
                                                           ----                ----                 ----                ----

Operating income                                           0.46                0.84                 0.27                0.81
                                                           ----                ----                 ----                ----

ASMs (in thousands)                                     4,041,321            3,641,682           8,059,857           7,364,717


The following tables set forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:

                                                     For the Three Months Ended June 30,
                                               2000                  1999              Inc. (Dec)
                                         ----------------- --- ----------------- -- -----------------
Airline and Other

  Operating revenue (000s)                       $307,508              $257,715              $49,793
  RASM (cents)                                       7.61                  7.08                 0.53
  Operating expense (000s)                       $285,959              $227,466              $58,493
  CASM (cents)                                       7.08                  6.25                 0.83

ATA Leisure Corp. (ATALC)
  Operating revenue (000s)                       $ 26,026              $ 26,999              $  (973)
  RASM (cents)                                       0.64                  0.74                (0.10)
  Operating expense (000s)                       $ 28,953              $ 26,818              $ 2,135
  CASM (cents)                                       0.71                  0.73                (0.02)

                                                      For the Six Months Ended June 30,
                                               2000                  1999              Inc. (Dec)
                                         ----------------- --- ----------------- -- -----------------
Airline and Other

  Operating revenue (000s)                       $589,611              $512,008             $ 77,603
  RASM (cents)                                       7.32                  6.95                 0.37
  Operating expense (000s)                       $563,700              $454,125             $109,575
  CASM (cents)                                       6.99                  6.17                 0.82

ATA Leisure Corp. (ATALC)
  Operating revenue (000s)                       $ 65,289              $ 50,615              $14,674
  RASM (cents)                                       0.81                  0.69                 0.12
  Operating expense (000s)                       $ 70,014              $ 49,109              $20,905
  CASM (cents)                                       0.87                  0.66                 0.21



ATALC operating revenues and expenses presented above include those from external sources and those generated or incurred through another segment. Airline and Other operating revenues and expenses presented above include intercompany eliminations.

Consolidated Flight Operations and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31/SAAB" operations include the operations of Jetstream 31 and SAAB 340B propeller aircraft operated by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.


-------------------------------------- ----------------------------------------------------------------
                                                         Three Months Ended June 30,
                                       ----------------------------------------------------------------
                                                  2000            1999       Inc (Dec)     % Inc (Dec)
                                       ---------------- --------------- --------------- ---------------
Departures Jet                                  13,590          12,386           1,204            9.72
Departures J31/SAAB(a)                           4,530           4,413             117            2.65
                                       ---------------- --------------- --------------- ---------------
  Total Departures (b)                          18,120          16,799           1,321            7.86
                                       ---------------- --------------- --------------- ---------------

Block Hours Jet                                 42,606          38,913           3,693            9.49
Block Hours J31/SAAB                             4,595           4,484             111            2.48
                                       ---------------- --------------- --------------- ---------------
  Total Block Hours (c)                         47,201          43,397           3,804            8.77
                                       ---------------- --------------- --------------- ---------------

RPMs Jet (000s)                              2,999,108       2,691,221         307,887           11.44
RPMs J31/SAAB (000s)                            13,824           9,276           4,548           49.03
                                       ---------------- --------------- --------------- ---------------
  Total RPMs (000s) (d)                      3,012,932       2,700,497         312,435           11.57
                                       ---------------- --------------- --------------- ---------------

ASMs Jet (000s)                              4,019,421       3,627,250         392,171           10.81
ASMs J31/SAAB (000s)                            21,900          14,432           7,468           51.75
                                       ---------------- --------------- --------------- ---------------
  Total ASMs (000s) (e)                      4,041,321       3,641,682         399,639           10.97
                                       ---------------- --------------- --------------- ---------------

Load Factor Jet                                  74.62           74.19            0.43            0.58
Load Factor J31/SAAB                             63.12           64.27           (1.15)          (1.79)
                                       ---------------- --------------- --------------- ---------------
  Total Load Factor (f)                          74.55           74.16            0.39            0.53
                                       ---------------- --------------- --------------- ---------------

Passengers Enplaned Jet                      1,982,169       1,768,184         213,985           12.10
Passengers Enplaned J31/SAAB                    76,344          52,587          23,757           45.18
                                       ---------------- --------------- --------------- ---------------
  Total Passengers Enplaned (g)              2,058,513       1,820,771         237,742           13.06
                                       ---------------- --------------- --------------- ---------------

Revenue $(000s)                                333,534         284,714          48,820           17.15
RASM in cents (h)                                 8.25            7.82            0.43            5.50
CASM in cents (i)                                 7.79            6.98            0.81           11.60
Yield in cents (j)                               11.07           10.54            0.53            5.03
-------------------------------------- ---------------- --------------- --------------- ---------------

  See footnotes (a) through (j) on pages 13-14.





-------------------------------------- ----------------------------------------------------------------
                                                          Six Months Ended June 30,
                                       ----------------------------------------------------------------
                                                  2000            1999       Inc (Dec)     % Inc (Dec)
                                       ---------------- --------------- --------------- ---------------
Departures Jet                                  26,977          24,892           2,085            8.38
Departures J31/SAAB(a)                           8,850           8,493             357            4.20
                                       ---------------- --------------- --------------- ---------------
  Total Departures (b)                          35,827          33,385           2,442            7.31
                                       ---------------- --------------- --------------- ---------------

Block Hours Jet                                 84,843          77,915           6,928            8.89
Block Hours J31/SAAB                             8,982           8,650             332            3.84
                                       ---------------- --------------- --------------- ---------------
  Total Block Hours (c)                         93,825          86,565           7,260            8.39
                                       ---------------- --------------- --------------- ---------------

RPMs Jet (000s)                              5,860,505       5,370,250         490,255            9.13
RPMs J31/SAAB (000s)                            23,624          17,277           6,347           36.74
                                       ---------------- --------------- --------------- ---------------
  Total RPMs (000s) (d)                      5,884,129       5,387,527         496,602            9.22
                                       ---------------- --------------- --------------- ---------------

ASMs Jet (000s)                              8,022,815       7,337,338         685,477            9.34
ASMs J31/SAAB (000s)                            37,042          27,379           9,663           35.29
                                       ---------------- --------------- --------------- ---------------
  Total ASMs (000s) (e)                      8,059,857       7,364,717         695,140            9.44
                                       ---------------- --------------- --------------- ---------------

Load Factor Jet                                  73.05           73.19           (0.14)          (0.19)
Load Factor J31/SAAB                             63.78           63.10            0.68            1.08
                                       ---------------- --------------- --------------- ---------------
  Total Load Factor (f)                          73.01           73.15           (0.14)          (0.19)
                                       ---------------- --------------- --------------- ---------------

Passengers Enplaned Jet                      3,868,461       3,527,288         341,173            9.67
Passengers Enplaned J31/SAAB                   132,696          98,920          33,776           34.14
                                       ---------------- --------------- --------------- ---------------
  Total Passengers Enplaned (g)              4,001,157       3,626,208         374,949           10.34
                                       ---------------- --------------- --------------- ---------------

Revenue $(000s)                                654,900         562,623          92,277           16.40
RASM in cents (h)                                 8.13            7.64            0.49            6.41
CASM in cents (i)                                 7.86            6.83            1.03           15.08
Yield in cents (j)                               11.13           10.44            0.69            6.61
-------------------------------------- ---------------- --------------- --------------- ---------------

See footnotes (e) through (j) on page 14.

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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31/SAAB" operations include the operations of Jetstream 31 and SAAB 340B propeller aircraft operated by Chicago Express as the ATA Connection.

-------------------------------------- ----------------------------------------------------------------
                                                         Three Months Ended June 30,
                                       ----------------------------------------------------------------
                                                  2000            1999       Inc (Dec)     % Inc (Dec)
                                       ---------------- --------------- --------------- ---------------
Departures Jet                                   9,804           8,925             879            9.85
Departures J31/SAAB(a)                           4,530           4,413             117            2.65
                                       ---------------- --------------- --------------- ---------------
  Total Departures (b)                          14,334          13,338             996            7.47
                                       ---------------- --------------- --------------- ---------------

Block Hours Jet                                 28,916          26,411           2,505            9.48
Block Hours J31/SAAB                             4,595           4,484             111            2.48
                                       ---------------- --------------- --------------- ---------------
  Total Block Hours (c)                         33,511          30,895           2,616            8.47
                                       ---------------- --------------- --------------- ---------------

RPMs Jet (000s)                              2,013,034       1,753,968         259,066           14.77
RPMs J31/SAAB (000s)                            13,824           9,276           4,548           49.03
                                       ---------------- --------------- --------------- ---------------
  Total RPMs (000s) (d)                      2,026,858       1,763,244         263,614           14.95
                                       ---------------- --------------- --------------- ---------------

ASMs Jet (000s)                              2,462,036       2,189,212         272,824           12.46
ASMs J31/SAAB (000s)                            21,900          14,432           7,468           51.75
                                       ---------------- --------------- --------------- ---------------
  Total ASMs (000s) (e)                      2,483,936       2,203,644         280,292           12.72
                                       ---------------- --------------- --------------- ---------------

Load Factor Jet                                  81.76           80.12            1.64            2.05
Load Factor J31/SAAB                             63.12           64.27           (1.15)          (1.79)
                                       ---------------- --------------- --------------- ---------------
  Total Load Factor (f)                          81.60           80.01            1.59            1.99
                                       ---------------- --------------- --------------- ---------------

Passengers Enplaned Jet                      1,511,676       1,271,731         239,945           18.87
Passengers Enplaned J31/SAAB                    76,344          52,587          23,757           45.18
                                       ---------------- --------------- --------------- ---------------
  Total Passengers Enplaned (g)              1,588,020       1,324,318         263,702           19.91
                                       ---------------- --------------- --------------- ---------------

Revenues $(000s)                               196,387         164,010          32,377           19.74
RASM in cents (h)                                 7.91            7.44            0.47            6.32
Yield in cents (j)                                9.69            9.30            0.39            4.19
Rev per segment $ (k)                           123.67          123.84           (0.17)          (0.14)
-------------------------------------- ---------------- --------------- --------------- ---------------

See footnotes (a) through (j) on pages 13-14.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.







-------------------------------------- ----------------------------------------------------------------
                                                          Six Months Ended June 30,
                                       ----------------------------------------------------------------
                                                  2000            1999       Inc (Dec)     % Inc (Dec)
                                       ---------------- --------------- --------------- ---------------
Departures Jet                                  18,967          17,338           1,629            9.40
Departures J31/SAAB(a)                           8,850           8,493             357            4.20
                                       ---------------- --------------- --------------- ---------------
  Total Departures (b)                          27,817          25,831           1,986            7.69
                                       ---------------- --------------- --------------- ---------------

Block Hours Jet                                 56,054          50,677           5,377           10.61
Block Hours J31/SAAB                             8,982           8,650             332            3.84
                                       ---------------- --------------- --------------- ---------------
  Total Block Hours (c)                         65,036          59,327           5,709            9.62
                                       ---------------- --------------- --------------- ---------------

RPMs Jet (000s)                              3,772,065       3,274,120         497,945           15.21
RPMs J31/SAAB (000s)                            23,624          17,277           6,347           36.74
                                       ---------------- --------------- --------------- ---------------
  Total RPMs (000s) (d)                      3,795,689       3,291,397         504,292           15.32
                                       ---------------- --------------- --------------- ---------------

ASMs Jet (000s)                              4,767,406       4,175,510         591,896           14.18
ASMs J31/SAAB (000s)                            37,042          27,379           9,663           35.29
                                       ---------------- --------------- --------------- ---------------
  Total ASMs (000s) (e)                      4,804,448       4,202,889         601,559           14.31
                                       ---------------- --------------- --------------- ---------------

Load Factor Jet                                  79.12           78.41            0.71            0.91
Load Factor J31/SAAB                             63.78           63.10            0.68            1.08
                                       ---------------- --------------- --------------- ---------------
  Total Load Factor (f)                          79.00           78.31            0.69            0.88
                                       ---------------- --------------- --------------- ---------------

Passengers Enplaned Jet                      2,840,326       2,407,385         432,941           17.98
Passengers Enplaned J31/SAAB                   132,696          98,920          33,776           34.14
                                       ---------------- --------------- --------------- ---------------
  Total Passengers Enplaned (g)              2,973,022       2,506,305         466,717           18.62
                                       ---------------- --------------- --------------- ---------------

Revenues $(000s)                               364,873         308,279          56,594           18.36
RASM in cents (h)                                 7.59            7.33            0.26            3.55
Yield in cents (j)                                9.61            9.37            0.24            2.56
Rev per segment $ (k)                           122.73          123.00           (0.27)          (0.22)
-------------------------------------- ---------------- --------------- --------------- ---------------

See footnotes (a) through (j) on pages 13-14. See footnote (k) on page 15.

Scheduled service revenues in the second quarter of 2000 increased 19.8% to $196.4 million from $164.0 million in the second quarter of 1999; and scheduled service revenues in the six months ended June 30, 2000, increased 18.4% to $364.9 million from $308.3 million in the same period of 1999. Scheduled service revenues comprised 58.9% and 55.7%, respectively, of consolidated revenues in the quarter and six months ended June 30, 2000, as compared to 57.6% and 54.8%, respectively, of consolidated revenues in the same periods of 1999.

The Company's second quarter 2000 scheduled service at Chicago-Midway accounted for approximately 61.4% of scheduled service ASMs and 80.9% of scheduled service departures, as compared to 57.7% and 77.7%, respectively, in the second quarter of 1999. During the second quarter of 2000, the Company began operating nonstop flights to Ronald Reagan Washington National Airport, Boston and Seattle. In addition to this new service, the Company served the following existing jet markets in both quarters: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy International Airport (seasonal), New York's LaGuardia Airport, Orlando, Phoenix, St. Petersburg, San Francisco, San Juan, and Sarasota. In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. During 2000, Chicago Express is replacing the 19-seat Jetstream 31 propeller aircraft with 34-seat SAAB 340B aircraft.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 2000 and beyond. The Company operated 74 peak daily jet and commuter departures from Chicago-Midway in the second quarter of 2000, as compared to 67 in the second quarter of 1999, and served 25 destinations on a nonstop basis in the second quarter of 2000, as compared to 22 nonstop destinations served in the second quarter of 1999. The Company also presently expects to occupy 12 jet gates and one commuter aircraft gate at the new Chicago-Midway terminal which is presently scheduled for completion in 2004, as compared to the six jet gates currently occupied in the existing terminal. In addition, the Company has begun construction of a Federal Inspection Service facility at Chicago-Midway, with which it plans to operate international services.

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

The Company's Hawaii service accounted for 16.7% of scheduled service ASMs and 4.4% of scheduled service departures in the second quarter of 2000, as compared to 18.3% and 4.6%, respectively, in the second quarter of 1999. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 12.9% of scheduled service ASMs and 9.4% of scheduled service departures in the second quarter of 2000, as compared to 14.4% and 10.9%, respectively, in the second quarter of 1999. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 27 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company has announced new service between Chicago-Midway and Minneapolis-St. Paul beginning July 10, 2000 and to Hawaii from Chicago O'Hare International Airport and New York's John F. Kennedy Airport in the third and fourth quarters of 2000, respectively. Chicago Express will begin service from Chicago-Midway to South Bend on September 15, 2000.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 17.6% and 20.3%, respectively, of consolidated revenues in the quarter and six months ended June 30, 2000, as compared to 22.8% and 24.6%, respectively, in the comparable periods of 1999.

During the last several years, the Company has deployed more Boeing 727-200 and Boeing 757-200 aircraft into its rapidly-growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company has addressed this capacity limitation in the commercial and military/government charter business units through the acquisition of five long-range Lockheed L-1011 series 500 aircraft. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of 14 Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their 10-to-11 hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The deployment of these aircraft into the Company's fleet has increased the available seat capacity for these charter business units, in addition to opening new long-range market opportunities. These new aircraft also supply much of the additional seat capacity which the Company needs to operate its expanded military/government business for the contract year ending September 30, 2000.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

------------------------------------- ---------------------------------------------------------------
                                                       Three Months Ended June 30,
                                      ---------------------------------------------------------------
                                                2000            1999       Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- --------------- ---------------
Departures (b)                                 2,357           2,543           (186)          (7.31)
Block Hours (c)                                8,089           8,971           (882)          (9.83)
RPMs (000s) (d)                              584,187         738,735       (154,548)         (20.92)
ASMs (000s) (e)                              815,751         968,419       (152,668)         (15.76)
Passengers Enplaned (g)                      366,882         444,378        (77,496)         (17.44)
Revenue $(000s)                               58,605          64,857         (6,252)          (9.64)
RASM in cents (h)                               7.18            6.70            0.48            7.16
RASM excluding ATALC (l)                        5.91            5.78            0.13            2.25
------------------------------------- --------------- --------------- --------------- ---------------

                                                        Six Months Ended June 30,
                                      ---------------------------------------------------------------
                                                2000            1999       Inc (Dec)     % Inc (Dec)
                                      --------------- --------------- --------------- ---------------
Departures (b)                                 5,179           5,431           (252)          (4.64)
Block Hours (c)                               18,005          19,104         (1,099)          (5.75)
RPMs (000s) (d)                            1,374,128       1,657,021       (282,893)         (17.07)
ASMs (000s) (e)                            1,857,549       2,085,750       (228,201)         (10.94)
Passengers Enplaned (g)                      845,571       1,006,966       (161,395)         (16.03)
Revenue $(000s)                              132,633         138,191         (5,558)          (4.02)
RASM in cents (h)                               7.14            6.63           0.51            7.69
RASM excluding ATALC (l)                        5.64            5.77          (0.13)          (2.25)
------------------------------------- --------------- --------------- --------------- ---------------

See footnotes (b) through (h) on pages 13-14.

(l) The air portion of air/ground package sales made by ATALC are included in commercial charter revenues, although no ASMs are associated with these revenues. RASM excluding ATALC revenues is provided to separately measure unit revenue changes of the remaining commercial charter business unit.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low- frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $57.2 million and $104.9 million, respectively, in revenues in the quarter and six months ended June 30, 2000, as compared to $46.2 million and $101.1 million, respectively, in the comparable periods of 1999.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $8.9 million and $15.3 million, respectively, in revenues in the quarter and six months ended June 30, 2000, as compared to $10.4 million and $18.9 million, respectively, in the comparable periods of 1999.

Military/Government Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

                                                    Three Months Ended June 30,
                                  ----------------------------------------------------------------
                                            2000            1999        Inc (Dec)     % Inc (Dec)
                                  --------------- --------------- ---------------- ---------------
Departures (b)                             1,413             882              531           60.20
Block Hours (c)                            5,530           3,431            2,099           61.18
RPMs (000s) (d)                          396,986         191,038          205,948          107.80
ASMs (000s) (e)                          734,411         458,055          276,356           60.33
Passengers Enplaned (g)                  102,155          47,611           54,544          114.56
Revenue $(000s)                           52,555          27,503           25,052           91.09
RASM in cents (h)                           7.16            6.00             1.16           19.33
RASM excluding fuel (m)                     6.87            6.03             0.84           13.93
--------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (b) through (h) on pages 13-14. See footnote (m) on page 20.



                                                     Six Months Ended June 30,
                                  ----------------------------------------------------------------
                                            2000            1999        Inc (Dec)     % Inc (Dec)
                                  --------------- --------------- ---------------- ---------------
Departures (b)                             2,815           2,063              752           36.45
Block Hours (c)                           10,713           7,961            2,752           34.57
RPMs (000s) (d)                          709,411         426,442          282,969           66.36
ASMs (000s) (e)                        1,390,637       1,056,809          333,828           31.59
Passengers Enplaned (g)                  181,108         105,935           75,173           70.96
Revenue $(000s)                           98,147          61,509           36,638           59.57
RASM in cents (h)                           7.06            5.82             1.24           21.31
RASM excluding fuel (m)                     6.77            5.89             0.88           14.94
--------------------------------- --------------- --------------- ---------------- ---------------

See footnotes (b) through (h) on pages 13-14

(m) Military unit revenue rates are calculated based upon a "cost plus" formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change on the Company. A separate RASM calculation, excluding the impact of the fuel price adjustments, is provided on this line.

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

Short-term expansion business is awarded by the U.S. military, first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

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

Under its current teaming arrangement, the Company expects its military/government charter revenues to increase to approximately $180.0 million for the contract year beginning October 1999. This represents more than a 40.0% increase over the Company's fiscal year 1999 military/government charter revenues of $126.2 million.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise, train and other ground accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages to its Ambassadair Club members and through its ATALC subsidiaries to its charter and scheduled service passengers. In the second quarter of 2000, ground package revenues decreased 5.6% to $15.2 million, as compared to $16.1 million in the second quarter of 1999, and in the six months ended June 30, 2000, ground package revenues increased 17.7% to $37.3 million, as compared to $31.7 million in the same period of 1999.

As is more fully described in footnote 3, the Company acquired several Detroit-based tour operators in January and April 1999, which were included in the Company's consolidated results of operations for the entire first six months of 2000. The majority of the increase in ground package revenues in the first six months of 2000, as compared to the first six months of 1999, was attributable to the full-period impact of these acquisitions in 2000. Although ground revenue increased in the first six months of 2000, the margin on ground packages decreased by approximately 10% between the quarter and six months ended June 30, 1999 and 2000. This decrease is partially attributable to a substantial decline in the number of train packages sold by ATALC, which typically generate a high margin.

The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company. Other revenues decreased 11.5% to $10.8 million in the second quarter of 2000, as compared to $12.2 million in the second quarter of 1999, and decreased 4.8% to $21.9 million in the six months ended June 30, 2000, as compared to $23.0 million in the same period of 1999. In both respective sets of periods, the Company's other revenues decreased primarily due to a decline in substitute service revenue. This decline is due to less aircraft available to fly substitute service and fewer sublease agreements when compared to 1999. Also contributing to the other revenues variance is a decrease in ATALC trip protection revenue.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 2000 increased 16.3% to $71.9 million, as compared to $61.8 million in the second quarter of 1999, and in the six months ended June 30, 2000 increased 14.7% to $140.6 million, as compared to $122.6 million in the same period of 1999.

The Company increased its average equivalent employees by approximately 19.6% and 19.4%, respectively, between the quarter and six months ended June 30, 2000, and the comparable periods of 1999 partially to appropriately staff the growth in ASMs flown between periods. Some increase in headcount is also attributable to the acquisition of Chicago Express and ATALC (See Note 3 to consolidated financial statements) and the opening of new base stations in Boston, Seattle and Ronald Reagan Washington National Airport. Also, prior to 2000, contract employees performed the ramp handling function at Chicago-Midway; effective in May of 2000, the Company hired its own employees to perform this function.

Offsetting these increases is a reduction in the amount of variable compensation between periods. In the first six months of 1999, the Company recorded a charge of approximately $5.7 million in variable compensation expected to be paid. Estimates of variable compensation are based on anticipated Company profitability, so no corresponding charge was recorded in the first six months of 2000.

Fuel and Oil. Fuel and oil expense increased 65.9% to $63.2 million in the second quarter of 2000, as compared to $38.1 million in the second quarter of 1999, and increased 71.9% to $126.7 million in the six months ended June 30, 2000, as compared to $73.7 million in the same period of 1999. The Company consumed 11.0% and 10.0%, respectively, more gallons of jet fuel for flying operations between the second quarters and six-month periods ended June 30, 2000 and 1999, which resulted in an increase in fuel expense of approximately $4.1 million and $7.1 million, respectively, between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 42,606 jet block hours in the second quarter of 2000, as compared to 38,913 jet block hours in the second quarter of 1999, and flew 84,843 jet block hours in the six months ended June 30, 2000, as compared to 77,915 jet block hours in the same period of 1999.

During the second quarter of 2000, the Company's average cost per gallon of jet fuel consumed increased by 46.1% as compared to the second quarter of 1999, resulting in an increase in fuel and oil expense of approximately $19.7 million between periods. During the six months ended June 30, 2000, the average cost per gallon of jet fuel increased by 60.4% as compared to the first six months of 1999, resulting in an increase in fuel and oil expense of approximately $47.2 million between periods. The Company records fuel escalation revenue from certain commercial charter customers and the U.S. military, which partially offset the impact of higher fuel prices. In the second quarter of 2000, the Company recognized $5.8 million in fuel escalation revenue, as compared to ($0.2) million recognized in the same period of 1999. In the first six months of 2000, the Company recognized $11.9 million in fuel escalation revenue, as compared to ($0.9) million recognized in the first six months of 1999.

During the first six months of 1999, the Company entered into fuel hedge agreements to reduce the risk of fuel price volatility. The Company recorded $2.1 million more in fuel and oil expense in the first six months of 1999, as compared to the same period of 2000, when there were no such agreements in place.

Depreciation and Amortization. Depreciation and amortization expense increased 27.3% to $30.8 million in the second quarter of 2000, as compared to $24.2 million in the second quarter of 1999, and increased 35.9% to $62.4 million in the six months ended June 30, 2000, as compared to $45.9 million in the same period of 1999.

Depreciation  expense  attributable  to owned  airframes,  engines and leasehold improvements increased $3.0 million and $7.0 million, respectively, in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999. Five L-1011-500s, and nine 727-200s previously financed by operating leases, were added to the Company's fleet throughout 1999, contributing to the increase in depreciation expense for airframes, engines and leasehold improvements. The Company also increased its investment in rotable parts and computer hardware and software and increased its provision for amortization of inventory obsolescence and debt issue costs between years. The obsolescence provision changed significantly year over year due to the increase of L-1011-500 inventory levels to service the new fleet. These changes resulted in an increase in depreciation expense of $1.9 million and $3.5 million, respectively, in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999.

Amortization of capitalized engine and airframe overhauls increased $1.7 million and $3.7 million, respectively, in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Lockheed L-1011 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for this fleet type. Engine overhaul amortization on Boeing 727-200s declined in the first six months of 2000, as compared to 1999, primarily due to more favorable pricing obtained from a new vendor. Rolls-Royce-powered Boeing 757-200 aircraft, eleven of which were delivered new from the manufacturer between late 1995 and mid 2000, are not presently generating any engine overhaul expense, since the initial post-delivery overhauls for these engines are not yet due under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these write-offs decreased $0.1 million and increased $1.5 million, respectively, in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

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

Handling, landing and navigation fees increased by 3.5% to $23.7 million in the second quarter of 2000, as compared to $22.9 million in the second quarter of 1999, and increased 8.4% to $49.1 million in the six months ended June 30, 2000, as compared to $45.3 million in the same period of 1999. The total number of system-wide jet departures between the second quarters of 2000 and 1999 increased by 9.7% to 13,590 from 12,386, and the total number of system-wide jet departures between the six-month periods ended June 30, 2000 and 1999 increased by 8.4% to 26,977 from 24,892. The lower rate of growth in handling costs in the second quarter of 2000, as compared to growth in departures for that quarter, was primarily due to the implementation of self-handling on the ramp at Chicago-Midway Airport beginning in May 2000, which was done with third-party contractors in the second quarter of 1999. A corresponding increase in salaries, wages and benefits attributable to self-handling was experienced during the second quarter of 2000.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 45.5% to $17.6 million in the second quarter of 2000, as compared to $12.1 million in the second quarter of 1999, and increased 34.6% to $32.7 million in the six months ended June 30, 2000, as compared to $24.3 million in the same period of 1999.

The average cost of crew positioning per full-time equivalent crewmember increased 52.8% in the second quarter of 2000 and increased 36.6% in the six months ended June 30, 2000, as compared to the same periods in 1999. The average hotel cost per full-time-equivalent crew member increased 54.4% in the second quarter of 2000, as compared to the same period of 1999, and increased 34.1% in the six months ended June 30, 2000, as compared to the same period in 1999. Positioning and hotel costs increased significantly in 2000 due primarily to the substantial increase in military departures in 2000, as compared to 1999. Military flights often operate to and from remote points from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. Also, due to heavy airline industry load factors in the first six months of 2000, the Company was obligated to pay higher average fares to position crews. Average hotel costs are higher for military operations, since hotel rates at international locations generally exceed domestic U.S. hotel rates.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense increased by 20.1% to $17.3 million in the second quarter of 2000 and as compared to $14.4 million in the same period of 1999, and increased 31.7% to $37.0 million in the six months ended June 30, 2000, as compared to $28.1 million in the same period of 1999.

The Company performed a total of 40 maintenance checks on its fleet during the first six months of 2000 as compared to 31 in the same period of 1999. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $2.2 million and $5.9 million, respectively, between the quarter and six months ended June 30, 2000, and same periods of 1999.

Aircraft Rentals. Aircraft rentals expense for the second quarter of 2000 increased 19.1% to $16.8 million from $14.1 million in the second quarter of 1999, and in the six months ended June 30, 2000, increased 11.9% to $32.9 million, as compared to $29.4 million in the same period of 1999. The Company leased four additional Boeing 757-200 aircraft in the first six months of 2000, as compared to the same period of 1999, adding $2.0 million and $3.8 million, respectively, to aircraft rentals expense in the quarter and six months ended June 30, 2000, as compared to the same periods of the prior year. Aircraft rent also increased nearly $0.6 million in the second quarter and $0.7 million in the first six months as the Company's commuter operation replaced 19-seat Jetstream 31 aircraft with 34-seat SAAB 340B aircraft. These increases were partially offset by $1.1 million in canceled leases for eight Boeing 727-200 aircraft, which were purchased early in the first quarter of 1999.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost increased 4.8% to $13.0 million in the second quarter of 2000, as compared to $12.4 million in the second quarter of 1999 and increased 24.6% to $31.9 million in the six months ended June 30, 2000, as compared to $25.6 million in the same period of 1999. The six-month increase is consistent with the growth in ground package revenues resulting from the acquisition of ATALC (See Note 3 to con-solidated financial statements).

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 2000 and 1999, catering represented 76.5% and 84.8%, respectively, of total passenger service expense, while catering represented 78.2% and 83.0%, respectively, of total passenger service expense for the six month periods ended June 30, 2000 and 1999.

The total cost of passenger service increased 38.2% to $12.3 million in the second quarter of 2000, as compared to $8.9 million in the second quarter of 1999, and increased 26.5% to $23.4 million in the six months ended June 30, 2000, as compared to $18.5 million in the same period of 1999. The Company experienced increases of approximately 10.1% and 8.8%, respectively, in the average unit cost of catering each passenger between the quarters and six months ended June 30, 2000, and the comparable periods of 1999, primarily because in the first half of 2000 there were relatively more military passengers boarded in the Company's business mix, who are provided a more expensive catering product due to the longer stage-length of these flights. This resulted in a price-and-business-mix increase of $0.8 million and $1.4 million, respectively, in catering expense in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999. Total jet passengers boarded increased 12.1% and 9.7%, respectively, between the same time periods, resulting in approximately $0.9 million and $1.4 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

In the second quarter and six months ended June 30, 2000, as compared to the same periods of 1999, the Company experienced increased departure delays over 15 minutes of 35.4% and 25.7%, respectively. These irregular operations resulted in higher costs to handle inconvenienced passengers and misconnected baggage. In the second quarter and six months ended June 30, 2000, as compared to the same periods of 1999, such costs were $1.6 million and $2.0 million higher, respectively.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 1.9% to $10.5 million in the second quarter of 2000, as compared to $10.3 million in the second quarter of 1999, and increased 8.5% to $21.7 million in the six months ended June 30, 2000, as compared to $20.0 million in the same period of 1999.

Approximately $0.1 million and $1.8 million, respectively, of the increases in commissions in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999, were attributable to commissions paid to travel agents by ATALC. The Company also increased military commissions paid in the second quarter and six months ended June 30, 2000 by $1.7 million and $3.2 million, respectively, which is consistent with the growth in military revenues. These increases were largely offset by decreases in scheduled service commissions paid of $1.6 million and $3.2 million, respectively, in the second quarter and six months ended June 30, 2000, as compared to the same periods of 1999, due to an industry reduction in travel agency commission from 8.0% to 5.0% in the fourth quarter of 1999.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 27.8% to $9.2 million in the second quarter of 2000, as compared to $7.2 million in the same period of 1999, and increased 31.6% to $17.5 million in the six months ended June 30, 2000, as compared to $13.3 million in the same period of 1999. Approximately $1.5 million of this increase in the second quarter of 2000, and $3.2 million in the first six months of 2000, resulted from an increase in CRS fees. This increase was partially driven by booking volumes, but more significantly by an increase in applicable rates pertaining to improved booking functionality.

Credit card discount expense increased $0.6 million and $1.3 million, respectively, in the quarter and six months ended June 30, 2000, as compared to the same periods of 1999, primarily due to higher volumes of scheduled service tickets sold using credit cards.

Advertising. Advertising expense increased 8.7% to $5.0 million in the second quarter of 2000, as compared to $4.6 million in the second quarter of 1999, and increased 13.7% to $11.6 million in the six months ended June 30, 2000, as compared to $10.2 million in the same period of 1999. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. The Company increased advertising costs to promote new scheduled service to Ronald Reagan Washington National Airport, Boston and Seattle beginning in the second quarter of 2000, and also incurred increased advertising expense in association with ATALC.

Facility and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 11.4% to $3.9 million in the second quarter of 2000, as compared to $3.5 million in the second quarter of 1999, and increased 13.4% to $7.6 million in the six months ended June 30, 2000, as compared to $6.7 million in the same period of 1999. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Other Operating Expenses. Other operating expenses decreased 1.0% to $19.6 million in the second quarter of 2000, as compared to $19.8 million in the second quarter of 1999, and decreased 2.5% to $38.7 million in the six months ended June 30, 2000, as compared to $39.7 million in the same period of 1999.

Decreases of $4.2 million and $7.8 million for the quarter and six months ended June 30, 2000, respectively, as compared to the same periods of 1999, were primarily attributable to the higher cost of passenger air transportation purchased by ATALC from air carriers other than the Company during the first half of 1999, whereas ATALC primarily used the Company's own air transportation in the first half of 2000. Additionally, in the first half of 1999, prior to the full impact of the Chicago Express acquisition, other operating expenses included the Company's cost for the code-share agreement with Chicago Express, which were approximately, $0.8 million in the second quarter of 1999 and $3.1 million in the first six months of 1999, with no corresponding expenses incurred in 2000. These decreases in operating expenses were partially offset by individually less significant increases in other operating expense categories.

Interest Income and Expense. Interest expense in the quarter and six months ended June 30, 2000, increased to $8.0 million and $15.6 million, respectively, as compared to $5.0 million and $10.1 million, respectively, in the same periods of 1999. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1999 of $75.0 million in principal amount of 10.5% unsecured senior notes. Interest expense of $2.0 million and $3.9 million, respectively, was recorded in the quarter and six months ended June 30, 2000 for these notes, which was not incurred in the first six months of 1999.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $2.0 million and $3.9 million, respectively, in interest income in the quarter and six months ended June 30, 2000, as compared to $1.4 million and $3.2 million, respectively, in the same periods of 1999.

Other Income. Other income decreased 94.4% to $0.1 million in the first six months of 2000 from $1.8 in the same period of 1999. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Amtran, Inc.) that elected to participate in the offering. The Company recorded a gain of $1.7 million, or $1.0 million after tax, in the first quarter of 1999.

Income Tax Expense. In the quarter and six months ended June 30, 2000, the Company recorded $6.7 million and $5.6 million, respectively, in income tax expense applicable to $12.5 million and $9.5 million, respectively, of pre-tax income for those periods, while in the quarter and six months ended June 30, 1999, income tax expense of $10.1 million and $21.0 million, respectively, was recorded on pre-tax income of $26.8 million and $54.3 million, respectively. The effective tax rates applicable to the quarter and six months ended June 30, 2000 were 53.2% and 58.7%, respectively, as compared to 37.7% and 38.7%, respectively, for the same periods of 1999.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of certain amounts paid for crew per diem (40% in 2000 and 45% in 1999). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to increase the effective rate as amounts of pre-tax income decrease.

Liquidity and Capital Resources

Cash Flows. In the six months ended June 30, 2000 and 1999, net cash provided by operating activities was $77.3 million and $85.5 million, respectively. The decrease in cash provided by operating activities between periods was attributable to lower earnings and less growth in accounts payable, partially offset by higher depreciation and amortization charges and growth in advance ticket sales as reflected in air traffic liability.

Net cash used in investing activities was $85.5 million and $147.1 million, respectively, in the six months ended June 30, 2000 and 1999. Such amounts primarily included capital expenditures totaling $68.5 million and $144.1 million, respectively, for engine and airframe overhauls, airframe improvements, the purchase of rotable parts, and for purchase deposits made for Boeing 757-200, Boeing 757-300, and Boeing 737-800 aircraft scheduled for future delivery. Capital expenditures in the first six months of 1999 were higher primarily due to the acquisition of certain L-1011-500 aircraft and parts, and due to the purchase of nine previously-leased Boeing 727-200 aircraft.

Net cash provided by financing activities was $7.1 million and $6.6 million, respectively, in the six months ended June 30, 2000 and 1999. During the first six months of 2000, the Company issued a note for $11.5 million, collateralized by one L-1011-500. During the first six months of 1999, the Company issued a note for $8.0 million, receiving proceeds after issuance costs of $7.9 million, collateralized by the newly-constructed Maintenance and Operations Center at the Indianapolis Airport and issued $2.2 million in stock to complete the acquisition of Chicago Express.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s which, as subsequently amended, now provides for 13 total aircraft to be delivered between 1995 and 2000. As of June 30, 2000, the Company had accepted delivery of the first 11 aircraft under these agreements, all of which were financed under leases accounted for as operating leases. The aggregate purchase price for the remaining two aircraft is approximately $52.0 million per aircraft, subject to escalation. The final two deliveries are scheduled for October 2000 and November 2000. Advance payments totaling approximately $13.8 million ($6.9 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of June 30, 2000 and 1999, the Company has recorded fixed asset additions for $13.8 million and $16.3 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery. The Company intends to finance the remaining two deliveries under this agreement through sale/leaseback transactions accounted for as operating leases.

As further described in Note 5 to the Consolidated Financial Statements, on June 30, 2000, the Company concluded a purchase agreement with the manufacturer to acquire 10 new Boeing 757-300s and 20 new Boeing 737-800s. The manufacturer's list price under this agreement is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price of each aircraft is subject to various discounts. The deliveries of these aircraft are scheduled between June 2001 and April 2003. Advance payments are required for these purchases and the Company has preliminary agreements in place to fund these advance deposits through long-term debt collateralized by the deposits and certain issuances of preferred stock. As of June 30, 2000, the Company had made $2.5 million in advanced payments for these aircraft.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine SAAB 340B aircraft, including spare engines, spare parts and crew training, for an aggregate purchase price of approximately $30.0 million. These aircraft are being placed into service throughout 2000 in conjunction with the retirement of the current fleet of Jetstream J31s, all of which are currently leased. As of June 30, 2000, Chicago Express had taken delivery of seven of these aircraft, all of which had been placed into revenue service, and financed them through sale/leaseback transactions accounted for as operating leases. The Company expects to place the remaining two aircraft into revenue service during the third quarter of 2000.

Between the third quarter of 1998 and the fourth quarter of 1999, the Company accepted delivery of five L-1011-500 aircraft, which are powered by Rolls-Royce RB211-524B4-02 engines. Upon delivery of each aircraft, the Company completed certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach-seating configuration of 307 seats. Modifications were completed on the last aircraft, and it was placed into service in the first quarter of 2000. The total costs of the five aircraft, together with spare engines and spare parts, was approximately $100.0 million. The Company financed these aircraft primarily through the issuance of unsecured notes in December 1998.

Significant Financings. In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. In December 1999, the Company sold an additional $75.0 million principal amount of 10.5% senior notes. The $75.0 million notes sold in 1999 were issued as a private placement under Rule 144A. The Company is obligated to complete an exchange offer in which the new notes will be exchanged for registered notes having the same terms. On January 25, 2000, the Company filed a registration statement with the SEC in connection with this pending exchange offer, and this exchange offer is expected to be complete in the third quarter of 2000.

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

In December 1999, the Company revised its revolving credit facility to provide a maximum of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. This facility is subject to certain restrictive covenants, and is collateralized by certain L-1011-50 and Boeing 727-200 aircraft. As of June 30, 2000 and 1999, the Company had no borrowings against this credit facility, but did have outstanding letters of credit secured by this facility aggregating $32.7 million as of June 30, 2000 and $21.1 million as of June 30, 1999.

In February 2000, the Company borrowed $11.5 million for operating cash purposes. This five-year note is collateralized by one Lockheed L-1011-500 aircraft.

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

In December 1999, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This guidance clarifies the SEC's position on certain policies of revenue recognition. Most of the Company's revenue recognition policies are already consistent with SAB 101. The Company expects to adopt SAB 101 in the fourth quarter of 2000, at which time it will implement some accounting changes as a result of SAB 101, none of which is expected to have a material effect on the financial statements.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o   economic conditions;
o   labor costs;
o   aviation fuel costs;
o   competitive pressures on pricing;
o   weather conditions;
o   governmental legislation;
o   consumer perceptions of the Company's products;
o   demand for air transportation in markets in which the Company operates;  and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission.

The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

PART II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 9, 2000, the Company held its Annual Meeting of Shareholders, during which the following matters were submitted to a vote of shareholders.

(1) The following individuals were elected as Directors of the Company.

     Director Name            Votes For              Votes Against

J. George Mikelsons           10,910,503                 818,222
John P. Tague                 10,905,438                 823,287
Kenneth K. Wolff              10,695,719               1,033,006
James W. Hlavacek             10,905,754                 822,971
William P. Rogers, Jr.        10,910,128                 818,597
Robert A. Abel                10,909,928                 818,797
Andrejs P. Stipnieks          10,908,728                 819,997

(2) The 2000 Incentive Stock Plan for Key Employees of Amtran, Inc. was approved; 9,436,613 votes were cast for; 1,596,476 votes were cast against; and 3,289 votes were withheld.

(3) The accounting firm of Ernst & Young LLP was retained as independent auditors of the Company for the 2000 fiscal year; 11,719,869 votes were cast for; 7,444 votes were cast against; and 1,411 votes were withheld.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports of Form 8-K

(a) None.
(b) None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Amtran, Inc.
                           -----------------------------------
                           (Registrant)





Date: August 14, 2000      Kenneth K. Wolff
                           ---------------------------------------
                           Kenneth K. Wolff
                           Executive Vice President and Chief Financial Officer
                           Director



Date: August 14, 2000      David M. Wing
                           ---------------------------------------
                           David M. Wing
                           Vice President and Controller
                           Chief Accounting Officer