Form 10-Q
period 2000-09-30
AMTRAN INC
filed 2000-11-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000

                                       or

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

Common Stock, Without Par Value - 11,635,027 shares outstanding as of October 31, 2000

PART I - Financial Information
Item I -    Financial Statements

                                                AMTRAN, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands)

                                                                                  September 30,               December 31,
                                                                                      2000                        1999
                                                                          --------------------------   --------------------------
                                  ASSETS                                           (Unaudited)
Current assets:
     Cash and cash equivalents ..................................            $              124,969   $                 120,164
     Receivables, net of allowance for doubtful accounts
          (2000 - $1,467; 1999 - $1,511) ........................                            54,851                      52,099
     Inventories,  net ..........................................                            45,640                      36,686
     Prepaid expenses and other current assets ..................                            17,567                      22,945
                                                                          --------------------------  --------------------------
Total current assets ............................................                           243,027                     231,894

Property and equipment:
     Flight equipment ...........................................                           870,878                     781,171
     Facilities and ground equipment ............................                           107,992                      92,060
                                                                          --------------------------  --------------------------
                                                                                            978,870                     873,231
     Accumulated depreciation ...................................                          (427,883)                   (361,399)
                                                                          --------------------------  --------------------------
                                                                                            550,987                     511,832

Goodwill ........................................................                            22,661                      23,453
Deposits and other assets .......................................                            82,529                      48,102
                                                                          --------------------------  --------------------------
Total assets ....................................................            $              899,204   $                 815,281
                                                                          ==========================  ==========================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt .......................            $                5,908   $                   2,079
     Accounts payable ...........................................                            14,120                      20,234
     Air traffic liabilities ....................................                            99,502                      93,507
     Accrued expenses ...........................................                           123,844                     126,180
                                                                          --------------------------  --------------------------
Total current liabilities                                                                   243,374                     242,000

Long-term debt, less current maturities .........................                           362,258                     345,792
Deferred income taxes ...........................................                            62,444                      58,493
Other deferred items ............................................                            45,361                      17,620
                                                                          --------------------------  --------------------------
Total liabilities ...............................................                           713,437                     663,905

Redeemable preferred stock; authorized and issued 300 shares;
    par value $100,000 ..........................................                            30,000                           -

Shareholders' equity:
     Preferred stock; authorized  9,999,700 shares; none issued .                                 -                           -
     Common stock, without par value;  authorized 30,000,000 ....
         shares; 2000 - 12,959,523; 1999 - 12,884,306 ...........                            57,047                      55,826
     Additional paid-in-capital .................................                            12,641                      12,910
     Deferred compensation - ESOP ...............................                                 -                        (533)
     Treasury stock:2000 - 844,355 shares; 1999 - 612,052 shares                            (14,491)                    (10,500)
     Retained earnings ..........................................                           100,570                      93,673
                                                                          --------------------------  --------------------------
                                                                                            155,767                     151,376
                                                                          --------------------------  --------------------------
Total liabilities and shareholders' equity ......................            $              899,204   $                 815,281
                                                                          ==========================  ==========================

See accompanying notes.

                                                 AMTRAN, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in thousands, except per share data)

                                                      Three Months Ended September 30,            Nine Months ended September 30,
                                                         2000                  1999                  2000                1999
                                                 ------------------------------------------     ------------------------------------
                                                       (Unaudited)           (Unaudited)           (Unaudited)         (Unaudited)
Operating revenues:
   Scheduled service ........................    $          206,469  $             172,598   $         571,342   $          480,877
   Charter ..................................               119,037                103,031             349,817              302,731
   Ground package ...........................                 9,692                 14,876              47,003               46,565
   Other ....................................                12,103                 12,416              34,039               35,371
                                                 ------------------- ----------------------  ------------------  -------------------
Total operating revenues ....................               347,301                302,921           1,002,201              865,544
                                                 ------------------- ----------------------  ------------------  -------------------

Operating expenses:
   Fuel and oil .............................                78,022                 50,571             204,704              124,233
   Salaries, wages and benefits .............                76,540                 64,732             217,172              187,309
   Depreciation and amortization ............                31,646                 26,609              93,999               72,467
   Handling, landing and navigation fees ....                25,000                 25,618              74,066               70,929
   Aircraft rentals .........................                19,213                 14,020              52,075               43,402
   Crew and other employee travel ...........                18,109                 13,396              50,799               37,664
   Aircraft maintenance, materials and repairs               16,250                 14,301              53,225               42,432
   Passenger service ........................                12,968                 11,822              36,390               30,283
   Commissions ..............................                 9,612                 10,121              31,306               30,071
   Other selling expenses ...................                 9,572                  7,677              27,056               21,025
   Ground package cost ......................                 8,323                 12,007              40,254               37,642
   Facility and other rentals ...............                 3,781                  3,441              11,403               10,103
   Advertising ..............................                 3,446                  3,340              15,021               13,587
   Other ....................................                20,128                 18,196              58,854               57,938
                                                 ------------------- ----------------------  ------------------  -------------------
Total operating expenses ....................               332,610                275,851             966,324              779,085
                                                 ------------------- ----------------------  ------------------  -------------------

Operating income ............................                14,691                 27,070              35,877               86,459

Other income (expense):
   Interest income ..........................                 2,269                  1,363               6,154                4,526
   Interest (expense) .......................                (8,091)                (5,295)            (23,733)             (15,413)
   Other ....................................                   225                     46                 274                1,882
                                                 ------------------- ----------------------  ------------------  -------------------
Other expense ...............................                (5,597)                (3,886)            (17,305)              (9,005)
                                                 ------------------- ----------------------  ------------------  -------------------

Income before income taxes ..................                 9,094                 23,184              18,572               77,454
Income taxes ................................                 6,112                  9,484              11,675               30,509
                                                 ------------------- ----------------------  ------------------  -------------------
Net income ..................................     $           2,982    $            13,700     $         6,897    $          46,945
                                                 =================== ======================  ==================  ===================

Basic earnings per common share:
Average shares outstanding ..................            12,121,233             12,409,820          12,105,645           12,260,175
Net income per share ........................     $            0.25    $              1.10     $          0.57    $            3.83
                                                 =================== ======================  ==================  ===================

Diluted earnings per common share:
Average shares outstanding ..................            12,747,685             13,566,468          12,846,162           13,537,288
Net income per share ........................     $            0.23    $              1.01     $          0.54    $            3.47
                                                 =================== ======================  ==================  ===================

See accompanying notes.

                                      AMTRAN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                       Nine Months Ended September 30,
                                                                           2000                1999
                                                                     --------------------------------------
                                                                       (Unaudited)          (Unaudited)
Operating activities:

Net income ...................................................        $         6,897       $        46,945
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization ...........................                 93,999                72,467
     Deferred income taxes ...................................                  3,951                16,366
     Other non-cash items ....................................                  2,192                   (62)
   Changes in operating  assets and  liabilities,  net of
      effects from  business acquisitions:
      Receivables ............................................                 (2,752)               (5,841)
      Inventories ............................................                (10,944)              (14,638)
      Prepaid expenses .......................................                  5,378                 1,151
      Accounts payable .......................................                 (6,114)                6,075
      Air traffic liabilities ................................                  5,995                (4,554)
      Accrued expenses .......................................                 (2,101)               20,439
                                                                      ----------------   -------------------
    Net cash provided by operating activities ................                 96,501               138,348
                                                                      ----------------   -------------------

Investing activities:

Proceeds from sales of property and equipment ................                     60                   234
Capital expenditures .........................................               (128,830)             (217,680)
Acquisition of businesses, net of cash acquired ..............                      -                16,673
Additions to other assets ....................................                (21,295)              (38,886)
                                                                      ----------------   -------------------
   Net cash used in investing activities .....................               (150,065)             (239,659)
                                                                      ----------------   -------------------

Financing activities:

Proceeds from sale/leaseback transactions ....................                 11,432                 3,145
Proceeds from issuance of redeemable preferred stock .........                 30,000                     -
Proceeds from issuance of common stock .......................                    713                 3,439
Payments to purchase treasury stock ..........................                 (3,991)               (6,623)
Proceeds from issuance of long-term debt .....................                 33,000                38,942
Payments on long-term debt ...................................                (12,785)               (1,377)
                                                                      ----------------   -------------------
   Net cash provided by financing activities .................                 58,369                37,526
                                                                      ----------------   -------------------

Increase (decrease) in cash and cash equivalents .............                  4,805               (63,785)
Cash and cash equivalents, beginning of period ...............                120,164               172,936
                                                                      ----------------   -------------------
Cash and cash equivalents, end of period .....................        $       124,969       $       109,151
                                                                      ================   ===================

Supplemental disclosures:

Cash payments for:
   Interest ..................................................        $        24,418       $        17,790
   Income taxes ..............................................                    210                10,636

Financing and investing activities not affecting cash:
   Issuance of common stock associated with
   business acquisitions. ....................................        $             -       $         1,735

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

       The consolidated financial statements for the quarters ended September 30, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 2000, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.     Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and out-standing stock of T. G. Shown Associates, Inc., which owned 50% of the Amber Air Freight partnership. The Company had already owned the other 50% of this air cargo operation.

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

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"). The Company had maintained a code-share agreement with Chicago Express since April 1997. Chicago Express' results of operations, beginning May 1999, were consolidated into the Company.


3.    Earnings per Share

      The following tables set forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended September 30,
                                                                         2000                       1999
                                                                 -------------------------------------------
         Numerator:
             Net income                                                  $2,982,000             $13,700,000
         Denominator:
             Denominator for basic earnings per
                 share - weighted average shares                         12,121,233              12,409,820
             Effect of dilutive securities:
                 Employee stock options                                     418,356               1,156,648
                 Redeemable preferred stock                                 208,096                       -
                                                                --------------------  ----------------------
                Denominator for diluted earnings per
                 share - adjusted weighted average shares                12,747,685              13,566,468
                                                                ====================  ======================
         Basic earnings per share                                            $ 0.25                   $1.10
                                                                ====================  ======================
         Diluted earnings per share                                          $ 0.23                   $1.01
                                                                ====================  ======================


                                                                      Nine Months Ended September 30,
                                                                          2000                     1999
                                                                 -------------------------------------------
         Numerator:
             Net income                                                  $6,897,000             $46,945,000
         Denominator:
             Denominator for basic earnings per
                 share - weighted average shares                         12,105,645              12,260,175
             Effect of dilutive securities:
                 Employee stock options                                     670,645               1,277,113
                 Redeemable preferred stock                                  69,872                       -
                                                                --------------------  ----------------------

             Denominator for diluted earnings per
                 share - adjusted weighted average shares                12,846,162              13,537,288
                                                                ====================  ======================
         Basic earnings per share                                            $ 0.57                   $3.83
                                                                ====================  ======================
         Diluted earnings per share                                          $ 0.54                   $3.47

4.     Segment Disclosures

       The Company identifies its segments on the basis of similar products and services. The airline segment derives its revenues primarily from the sale of scheduled service or charter air transportation. ATALC derives its revenues from the sale of vacation packages, which, in addition to air transportation, includes hotels and other ground arrangements. ATALC purchases air transportation for its vacation packages from American Trans Air, Inc.

       Segment financial data is provided in the following tables for the periods indicated:

                                                           For the Three Months Ended September 30, 2000
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                          (In thousands)

       Operating revenue (external)                $315,061         $16,378             $15,862              $347,301
       Inter-segment revenue                         10,494             752             (11,246)                    -
       Operating expenses (external)                305,543          13,833              13,234               332,610
       Inter-segment expenses                           967           7,981              (8,948)                    -
       Operating income (loss)                       19,045          (4,684)                330                14,691
       Segment assets                               973,212         151,499            (225,507)              899,204

                                                           For the Three Months Ended September 30, 1999
                                               -----------------------------------------------------------------------
                                                                                      Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                             (In thousands)

       Operating revenue (external)                $264,490         $24,513            $13,918               $302,921
       Inter-segment revenue                         13,102           1,151            (14,253)                     -
       Operating expenses (external)                246,723          17,613             11,515                275,851
       Inter-segment expenses                         1,621           9,385            (11,006)                     -
       Operating income (loss)                       29,248          (1,334)              (844)                27,070
       Segment assets                               736,975          47,826            (38,019)               746,782

                                                            For the Nine Months Ended September 30, 2000
                                               -----------------------------------------------------------------------
                                                                                      Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)                $876,190        $80,164            $45,847              $1,002,201
       Inter-segment revenue                         47,817          2,257            (50,074)                      -
       Operating expenses (external)                869,886         54,822             41,616                 966,324
       Inter-segment expenses                         5,743         37,008            (42,751)                      -
       Operating income (loss)                       48,378         (9,409)            (3,092)                 35,877
       Segment assets                               973,212        151,499           (225,507)                899,204

                                                            For the Nine Months Ended September 30, 1999
                                               -----------------------------------------------------------------------
                                                                                     Other/
                                                 Airline           ATALC          Eliminations         Consolidated
                                               -------------    -------------    ----------------    -----------------
                                                                            (In thousands)

       Operating revenue (external)                $750,522          $75,129          $39,893                $865,544
       Inter-segment revenue                         31,118            1,147          (32,265)                      -
       Operating expenses (external)                694,355           55,393           29,337                 779,085
       Inter-segment expenses                         5,419           20,710          (26,129)                      -
       Operating income                              81,866              173            4,420                  86,459
       Segment assets                               736,975           47,826          (38,019)                746,782


5.     Purchase of Treasury Stock
       In 1994 and 1999, the Company's Board of Directors approved the repurchase of up to 850,000 shares of the Company's common stock. In September and October 2000, the Board of Directors approved the repurchase of up to an additional 850,000 shares of the Company's common stock, for a total of 1,700,000 shares of the Company's common stock.

       As of December 31, 1999, the Company had repurchased 612,052 common shares. In the first nine months of 2000, the Company completed the repurchase of 232,303 additional shares of Amtran common stock. In October 2000, the Company completed the repurchase of an additional 505,500 shares of common stock. As of October 31, 2000, a total of 350,145 shares of the Company's common stock remain authorized for repurchase.

6.     Commitments and Contingencies

       On May 4, 2000, the Company entered into a preliminary agreement to obtain, as subsequently amended, 39 Boeing 737-800 aircraft and 10 Boeing 757-300 aircraft. As part of this agreement, the Company also received purchase rights for an additional 50 aircraft. The Company also entered into preliminary agreements with General Electric and Rolls-Royce to supply engines to power the Boeing 737-800 and 757-300 aircraft, respectively. The Company also secured various financing commitments for all of the aircraft to be obtained. These financing commitments are comprised of various operating leases, leveraged leases, single investor leases and certain preferred stock purchase commitments. Closing of the entire transaction is subject to the completion of definitive documentation and customary closing conditions.

       On June 30, 2000, the Company signed a definitive purchase agreement for the 10 new Boeing 757-300s and 20 of the new Boeing 737-800s. These represent the aircraft to be obtained directly from Boeing.

       On September 20, 2000, the Company signed a definitive agreement to lease 14 new Boeing 737-800s from a lessor. In conjunction with this agreement, the Company also committed to the purchase of two spare General Electric aircraft engines. The aircraft under this agreement are scheduled for delivery between May 2001 and May 2004, while the spare engines are scheduled for delivery in 2001.

       On November 2, 2000, the Company signed a definitive agreement for warranty and ongoing maintenance services applicable to the General Electric engines which will power all 39 Boeing 737-800 aircraft. Under this agreement, all significant maintenance and overhaul will be provided in exchange for fixed payments by the Company per engine flight hour over the life of the agreement.

       The remaining 737-800s are expected to be obtained from several potential lessors through operating leases. Definitive agreements have not yet been formalized with respect to these remaining aircraft and engines. The Company expects to finalize most of these agreements in the fourth quarter of 2000.

7.     Redeemable Preferred Stock

       In September 2000, the Company issued 300 shares of Series B convertible redeemable preferred stock at a par value of $100,000 per share. The holders of the preferred stock are entitled to cumulative quarterly dividends at a rate of 5% on par value. The preferred shares are convertible into shares of Amtran common stock at a conversion rate of 6,381.62 shares of common stock per share of preferred stock, at a conversion price of $15.67 per share of common stock. The preferred stock is optionally redeemable by the Company under certain conditions, but the Company must redeem the preferred stock no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of par value beginning September 20, 2003, decreasing 0.3% per year to 100.0% at the mandatory redemption date of September 20, 2015. The holders of the preferred stock do not have the right to vote on or consent to any matter as shareholders, unless six quarterly dividends go unpaid. If six quarterly dividends go unpaid, the holders of the preferred stock will be entitled to elect at the next annual shareholders meeting, twenty-five percent of the Company's Board of Directors, but no less than two directors.

PART I -  Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 2000, Versus Quarter and Nine Months Ended September 30, 1999

Overview

Amtran, Inc. (the "Company") is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. Amtran, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 27 years and is the eleventh largest U.S. airline in terms of 1999 revenues. ATA provides scheduled service through nonstop and connecting flights from Chicago-Midway and Indianapolis to destinations such as Hawaii, Las Vegas, Phoenix, Florida, California, Mexico and San Juan, as well as to Philadelphia, Boston, Seattle, Reagan Washington National, Denver, Dallas-Ft. Worth and New York City's LaGuardia and John F. Kennedy airports. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and nine months ended September 30, 2000, the Company recorded operating income of $14.7 million and $35.9 million, respectively, as compared to $27.1 million and $86.5 million in the same periods of 1999. The decline in operating income in 2000 was primarily a result of higher fuel prices. In the quarter and nine months ended September 30, 2000, fuel expense increased $17.6 million and $52.0 million, as compared to the same periods of 1999, net of fuel price reimbursement earned under certain tour operator and military agreements. In the third quarter of 2000, the Company began a fuel-hedging program; see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fuel and Oil".

Results of Operations

For the quarter ended September 30, 2000, the Company earned $14.7 million in operating income, a decrease of 45.8% as compared to operating income of $27.1 million in the third quarter of 1999; and the Company earned $3.0 million in net income in the third quarter of 2000, a decrease of 78.1% as compared to net income of $13.7 million in the third quarter of 1999. Operating revenues increased 14.7% to $347.3 million in the third quarter of 2000, as compared to $302.9 million in the same period of 1999. Consolidated operating revenue per available seat mile ("RASM") increased 7.6% to 7.69 cents in the third quarter of 2000, as compared to 7.15 cents in the third quarter of 1999. Operating expenses increased 20.6% to $332.6 million in the third quarter of 2000, as compared to $275.9 million in the comparable period of 1999. Consolidated operating cost per available seat mile ("CASM") increased 13.2% to 7.37 cents in the third quarter of 2000, as compared to 6.51 cents in the third quarter of 1999.

For the nine months ended September 30, 2000, the Company earned $35.9 million in operating income, a decrease of 58.5% as compared to operating income of $86.5 million in the comparable period of 1999; and the Company earned $6.9 million in net income in the nine months ended September 30, 2000, a decrease of 85.3% as compared to net income of $46.9 million in the same period of 1999. Operating revenues increased 15.8% to $1.002 billion in the nine months ended September 30, 2000, as compared to $865.5 million in the same period of 1999. Consolidated RASM increased 6.8% to 7.97 cents in the nine months ended September 30, 2000, as compared to 7.46 cents in the same period of 1999. Operating expenses increased 24.0% to $966.3 million in the nine months ended September 30, 2000, as compared to $779.1 million in the comparable period of 1999. Consolidated CASM increased 14.3% to 7.68 cents in the nine months ended September 30, 2000, as compared to 6.72 cents in the same period of 1999.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                 Cents Per ASM                           Cents Per ASM
                                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                                           2000                1999                 2000                1999
                                                           ----                ----                 ----                ----

Total operating revenues                                   7.69                7.15                 7.97                7.46

Operating expenses:
    Fuel and oil                                           1.73                1.19                 1.63                1.07
    Salaries, wages and benefits                           1.70                1.53                 1.73                1.62
    Depreciation and amortization                          0.70                0.63                 0.75                0.63
    Handling, landing and navigation fees                  0.55                0.60                 0.59                0.61
    Aircraft rentals                                       0.43                0.33                 0.41                0.37
    Crew and other employee travel                         0.40                0.32                 0.40                0.32
    Aircraft maintenance, materials and repairs            0.36                0.34                 0.42                0.37
    Passenger service                                      0.29                0.28                 0.29                0.26
    Commissions                                            0.21                0.24                 0.25                0.26
    Other selling expenses                                 0.21                0.18                 0.21                0.18
    Ground package cost                                    0.18                0.28                 0.32                0.32
    Facility and other rentals                             0.08                0.08                 0.09                0.09
    Advertising                                            0.08                0.08                 0.12                0.12
    Other                                                  0.45                0.43                 0.47                0.50
                                                           ----                ----                 ----                ----
Total operating expenses                                   7.37                6.51                 7.68                6.72
                                                           ----                ----                 ----                ----
Operating income                                           0.32                0.64                0.29                 0.74
                                                           ----                ----                ----                 ----

ASMs (in thousands)                                     4,515,766           4,234,403           12,575,623           11,599,119

The following tables set forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars and expressed in cents per ASM:

                                                  For the Three Months Ended September 30,
                                               2000                  1999              Inc. (Dec)
                                        -----------------    -----------------     -----------------
    Airline and Other

  Operating revenue (000s)                       $330,171              $277,257             $52,914
  RASM (cents)                                       7.31                  6.55                0.76
  Operating expense (000s)                       $310,796              $248,853             $61,943
  CASM (cents)                                       6.88                  5.87                1.01

ATA Leisure Corp. (ATALC)
  Operating revenue (000s)                        $17,130               $25,664             $(8,534)
  RASM (cents)                                       0.38                  0.60               (0.22)
  Operating expense (000s)                        $21,814               $26,998             $(5,184)
  CASM (cents)                                       0.49                  0.64               (0.15)

                                                   For the Nine Months Ended September 30,
                                               2000                  1999              Inc. (Dec)
                                         ----------------- --- ----------------- -- -----------------
    Airline and Other

  Operating revenue (000s)                       $919,780              $789,268             $130,512
  RASM (cents)                                       7.31                  6.80                 0.51
  Operating expense (000s)                       $874,494              $702,982             $171,512
  CASM (cents)                                       6.95                  6.06                 0.89

ATA Leisure Corp. (ATALC)
  Operating revenue (000s)                        $82,421               $76,276               $6,145
  RASM (cents)                                       0.66                  0.66                    -
  Operating expense (000s)                        $91,830               $76,103              $15,727
  CASM (cents)                                       0.73                  0.66                 0.07

ATALC operating revenues and expenses presented above include those from external sources and those generated or incurred through another segment. Airline and other operating revenues and expenses presented above include intercompany eliminations.

Consolidated Flight Operations and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31/Saab" operations include the operations of Jetstream 31 and Saab 340B propeller aircraft by Chicago Express Airlines, Inc. as the ATA Connection.


                                                    Three Months Ended September 30,
                                           2000           1999        Inc (Dec)    % Inc (Dec)
                                       ----------------------------------------------------------
Departures Jet                                14,823         13,189       1,634         12.39
Departures J31/Saab (a)                        4,908          4,611         297           6.44
                                       ----------------------------------------------------------
     Total Departures (b)                     19,731         17,800       1,931         10.85
                                       ----------------------------------------------------------

Block Hours Jet                               46,042         42,391       3,651          8.61
Block Hours J31/Saab                           4,827          4,660         167          3.58
                                       ----------------------------------------------------------
     Total Block Hours (c)                    50,869         47,051       3,818          8.11
                                       ----------------------------------------------------------

RPMs Jet (000s)                            3,362,058      3,153,974     208,084          6.60
RPMs J31/Saab (000s)                          16,166          9,223       6,943         75.28
                                       ----------------------------------------------------------
     Total RPMs (000s) (d)                 3,378,224      3,163,197    215,027           6.80
                                       ----------------------------------------------------------

ASMs Jet (000s)                            4,487,886      4,219,310    268,576          6.37
ASMs J31/Saab (000s)                          27,880         15,093     12,787         84.72
                                       ----------------------------------------------------------
     Total ASMs (000s) (e)                 4,515,766      4,234,403    281,363          6.64
                                       ----------------------------------------------------------

Load Factor Jet                                74.91          74.75        0.16         0.21
Load Factor J31/Saab                           57.98          61.11       (3.13)       (5.12)
                                       ----------------------------------------------------------
     Total Load Factor (f)                     74.81          74.70        0.11         0.15
                                       ----------------------------------------------------------

Passengers Enplaned Jet                    2,032,703      1,787,108    245,595        13.74
Passengers Enplaned J31/Saab                  88,556         53,647     34,909        65.07
                                       ----------------------------------------------------------
     Total Passengers Enplaned (g)         2,121,259      1,840,755    280,504        15.24
                                       ----------------------------------------------------------

Revenue $(000s)                              347,301        302,921    44,380          14.65
RASM in cents (h)                               7.69           7.15       0.54          7.55
CASM in cents (i)                               7.37           6.51       0.86         13.21
Yield in cents (j)                             10.28           9.58       0.70          7.31

  See footnotes (a) through (j) on pages 14-15.

                                                     Nine Months Ended September 30,
                                           2000           1999        Inc (Dec)    % Inc (Dec)
                                       ----------------------------------------------------------
Departures Jet                                41,800         38,081         3,719         9.77
Departures J31/Saab (a)                       13,758         13,104           654         4.99
                                       ----------------------------------------------------------
     Total Departures (b)                     55,558         51,185         4,373         8.54
                                       ----------------------------------------------------------

Block Hours Jet                              130,885        120,306        10,579         8.79
Block Hours J31/Saab                          13,809         13,310           499         3.75
                                       ----------------------------------------------------------
     Total Block Hours (c)                   144,694        133,616        11,078         8.29
                                       ----------------------------------------------------------

RPMs Jet (000s)                            9,222,563      8,524,224       698,339         8.19
RPMs J31/Saab (000s)                          39,790         26,499        13,291        50.16
                                       ----------------------------------------------------------
     Total RPMs (000s) (d)                 9,262,353      8,550,723       711,630         8.32
                                       ----------------------------------------------------------

ASMs Jet (000s)                           12,510,701     11,556,648       954,053         8.26
ASMs J31/Saab (000s)                          64,922         42,471        22,451        52.86
                                       ----------------------------------------------------------
     Total ASMs (000s) (e)                12,575,623     11,599,119       976,504         8.42
                                       ----------------------------------------------------------

Load Factor Jet                                73.72          73.76        (0.04)        (0.05)
Load Factor J31/Saab                           61.29          62.39        (1.10)        (1.76)
                                       ----------------------------------------------------------
     Total Load Factor (f)                     73.65          73.72        (0.07)        (0.09)
                                       ----------------------------------------------------------

Passengers Enplaned Jet                    5,901,164      5,314,396       586,768        11.04
Passengers Enplaned J31/Saab                 221,252        152,567        68,685        45.02
                                       ----------------------------------------------------------
     Total Passengers Enplaned (g)         6,122,416      5,466,963       655,453        11.99
                                       ----------------------------------------------------------

Revenue $(000s)                            1,002,201        865,544       136,657        15.79
RASM in cents (h)                               7.97           7.46          0.51         6.84
CASM in cents (i)                               7.68           6.72          0.96        14.29
Yield in cents (j)                             10.82          10.12          0.70         6.92


See footnotes (d) through (j) on page 15.

(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, South Bend and Madison as the ATA Connection, using Saab 340B propeller aircraft. During 1999, Chicago Express operated nine 19-seat Jetstream aircraft. During the first three quarters of 2000, Chicago Express gradually replaced the Jetstream aircraft with nine 34-seat Saab 340B aircraft. As of September 30, 2000, all Jetstream aircraft have been removed from revenue service.

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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31/Saab" include the operations of Jetstream 31 and Saab 340B propeller aircraft by Chicago Express as the ATA Connection.

                                                     Three Months Ended September 30,
                                              2000           1999        Inc (Dec)    % Inc (Dec)
                                       ----------------------------------------------------------

Departures Jet                                10,842          9,411       1,431       15.21
Departures J31/Saab (a)                        4,908          4,611         297        6.44
                                       ----------------------------------------------------------
     Total Departures (b)                     15,750         14,022       1,728       12.32
                                       ----------------------------------------------------------

Block Hours Jet                               31,039         28,391       2,648        9.33
Block Hours J31/Saab                           4,827          4,660         167        3.58
                                       ----------------------------------------------------------
     Total Block Hours (c)                    35,866         33,051       2,815        8.52
                                       ----------------------------------------------------------

RPMs Jet (000s)                            2,082,759      1,952,291    130,468         6.68
RPMs J31/Saab (000s)                          16,166          9,223      6,943        75.28
                                       ----------------------------------------------------------
     Total RPMs (000s) (d)                 2,098,925      1,961,514    137,411         7.01
                                       ----------------------------------------------------------

ASMs Jet (000s)                            2,666,489      2,497,643    168,846         6.76
ASMs J31/Saab (000s)                          27,880         15,093     12,787        84.72
                                       ----------------------------------------------------------
     Total ASMs (000s) (e)                 2,694,369      2,512,736    181,633         7.23
                                       ----------------------------------------------------------

Load Factor Jet                                78.11          78.17       (0.06)       (0.08)
Load Factor J31/Saab                           57.98          61.11       (3.13)       (5.12)
                                       ----------------------------------------------------------
     Total Load Factor (f)                     77.90          78.06       (0.16)       (0.20)
                                       ----------------------------------------------------------

Passengers Enplaned Jet                    1,551,642      1,295,266     256,376        19.79
Passengers Enplaned J31/Saab                  88,556         53,647      34,909        65.07
                                       ----------------------------------------------------------
     Total Passengers Enplaned (g)         1,640,198      1,348,913     291,285        21.59
                                       ----------------------------------------------------------

Revenue $(000s)                              206,469        172,598      33,871        19.62
RASM in cents (h)                               7.66           6.87        0.79        11.50
Yield in cents (j)                              9.84           8.80        1.04        11.82
Rev per segment $ (k)                         125.88         127.95       (2.07)       (1.62)


See footnotes (a) through (j) on pages 14-15.


(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.


                                                     Nine Months Ended September 30,
                                              2000           1999        Inc (Dec)    % Inc (Dec)
                                       ----------------------------------------------------------
Departures Jet                                29,809         26,749       3,060         11.44
Departures J31/Saab (a)                       13,758         13,104         654          4.99
                                       ----------------------------------------------------------
     Total Departures (b)                     43,567         39,853       3,714          9.32
                                       ----------------------------------------------------------

Block Hours Jet                               87,093         79,068       8,025         10.15
Block Hours J31/Saab                          13,809         13,310         499          3.75
                                       ----------------------------------------------------------
     Total Block Hours (c)                   100,902         92,378       8,524          9.23
                                       ----------------------------------------------------------

RPMs Jet (000s)                            5,854,824      5,226,411    628,413          12.02
RPMs J31/Saab (000s)                          39,790         26,499     13,291          50.16
                                       ----------------------------------------------------------
     Total RPMs (000s) (d)                 5,894,614      5,252,910    641,704          12.22
                                       ----------------------------------------------------------

ASMs Jet (000s)                            7,433,895      6,673,153    760,742          11.40
ASMs J31/Saab (000s)                          64,922         42,471     22,451          52.86
                                       ----------------------------------------------------------
     Total ASMs (000s) (e)                 7,498,817      6,715,624    783,193          11.66
                                       ----------------------------------------------------------

Load Factor Jet                                78.76          78.32         0.44         0.56
Load Factor J31/Saab                           61.29          62.39        (1.10)       (1.76)
                                       ----------------------------------------------------------
     Total Load Factor (f)                     78.61          78.22         0.39         0.50
                                       ----------------------------------------------------------

Passengers Enplaned Jet                    4,391,968      3,702,651    689,317          18.62
Passengers Enplaned J31/Saab                 221,252        152,567     68,685          45.02
                                       ----------------------------------------------------------
     Total Passengers Enplaned (g)         4,613,220      3,855,218    758,002          19.66
                                       ----------------------------------------------------------


Revenue $(000s)                              571,342        480,877     90,465          18.81
RASM in cents (h)                               7.62           7.16        0.46          6.42
Yield in cents (j)                              9.69           9.15        0.54          5.90
Rev per segment $ (k)                         123.85         124.73      (0.88)         (0.71)


See footnotes (a) through (k) on pages 14-15.

Scheduled service revenues in the third quarter of 2000 increased 19.6% to $206.5 million from $172.6 million in the third quarter of 1999; and scheduled service revenues in the nine months ended September 30, 2000, increased 18.8% to $571.3 million from $480.9 million in the same period of 1999. Scheduled service revenues comprised 59.4% and 57.0%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 2000, as compared to 57.0% and 55.6%, respectively, of consolidated revenues in the same periods of 1999.

The Company's third quarter 2000 scheduled service at Chicago-Midway accounted for approximately 62.0% of scheduled service ASMs and 84.7% of scheduled service departures, as compared to 52.1% and 77.0%, respectively, in the third quarter of 1999. During the second and third quarters of 2000, the Company began operating nonstop flights to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul, none of which were served in the comparable periods of 1999. In addition to this new service, the Company served the following existing jet markets in both years: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport (seasonal), New York's LaGuardia Airport, Orlando, Phoenix, St. Petersburg, San Francisco, San Juan and Sarasota.

In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which then operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. Chicago Express began service to South Bend, Indiana, in October 2000, and will cease flying to Lansing, Michigan, in November 2000. In the third quarter of 2000, Chicago Express completed the replacement of nine 19-seat Jetstream 31 aircraft with nine 34-seat Saab 340B aircraft. All Jetstream aircraft have been removed from revenue service as of September 30, 2000, and are in the process of being returned to the lessors.

The Company anticipates that its Chicago-Midway operation will represent a focus of growing significance for its scheduled service business in 2000 and beyond. The Company operated 89 peak daily jet and commuter departures from Chicago-Midway in the third quarter of 2000, as compared to 67 in the third quarter of 1999, and served 25 destinations on a nonstop basis in the third quarter of 2000, as compared to 22 nonstop destinations served in the third quarter of 1999. In order to accommodate growth in jet departures in the existing terminal, in October 2000 Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal. This change has allowed the Company to convert the former Chicago Express gate to a jet departure gate, which will permit further expansion of jet departures in the current concourse facilities.

The Company presently expects to occupy 12 jet gates and one commuter aircraft gate on the new Chicago-Midway gate concourses. Although five of these additional gates are not expected to be available for occupancy until 2004, the Company expects to occupy new ticketing and passenger check-in space in the newly constructed Chicago-Midway terminal in the spring of 2001. This modern facility will provide the Company with 24 customer check-in positions for ticketing and baggage, as compared to 16 similar positions currently occupied by the Company in the existing terminal. The Company is currently investing in new passenger processing technology for use in the new terminal, such as curbside skycap check-in, roving agent check-in, and customer self-service kiosks. In addition, the Company has begun construction of a Federal Inspection Service facility at Chicago-Midway, from which it plans to commence nonstop international services in 2001 to new leisure destinations.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low-cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies, as compared to the Company's other gateway cities. Due to the importance of Chicago-Midway to the Company's scheduled service route network, the initial deliveries of new aircraft are expected to be used primarily in the Chicago-Midway hub, which is expected to be operating with an all-new fleet of Boeing aircraft as early as January of 2002 (see footnote 6 to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

The Company's Hawaii service accounted for 22.1% of scheduled service ASMs and 5.6% of scheduled service departures in the third quarter of 2000, as compared to 23.4% and 6.2%, respectively, in the third quarter of 1999. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to relatively low ownership costs of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crew.

The Company's Indianapolis service accounted for 9.4% of scheduled service ASMs and 7.6% of scheduled service departures in the third quarter of 2000, as compared to 11.3% and 9.9%, respectively, in the third quarter of 1999. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles (service has ceased as of August 2000), Orlando, St. Petersburg and Sarasota. The Company has served Indianapolis for 27 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its schedule and frequencies from time to time. The Company has announced new service between Chicago-Midway and Nassau beginning the first quarter of 2001, and nonstop to Hawaii from Chicago-O'Hare International Airport and New York's John F. Kennedy International Airport beginning in December of 2000.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to customer-designated destinations throughout the world. Commercial charter revenues accounted for 18.8% and 19.8%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 2000, as compared to 24.1% and 24.4%, respectively, in the comparable periods of 1999.

During the last several years, the Company has deployed additional aircraft into its rapidly growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company has addressed its seat capacity limitations in the commercial and military/government charter businesses through the acquisition of long-range Lockheed L-1011 series 500 aircraft. Although Lockheed L-1011 series 500 maintenance procedures and cockpit design are similar to the Company's existing fleet of Lockheed L-1011 series 50 and series 100 aircraft, they differ operationally in that their 10-to-11-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The deployment of these aircraft into the Company's fleet has increased the available seat capacity for these charter business units, in addition to opening new long-range market opportunities. The Company also expects to use some of these aircraft for scheduled service to and from Hawaii.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                               Three Months Ended September 30,
                                                       2000           1999        Inc (Dec)    % Inc (Dec)
                                                   ----------------------------------------------------------

Departures (b)                                             2,537          2,734         (197)        (7.21)
Block Hours (c)                                            9,370         10,608       (1,238)       (11.67)
RPMs (000s) (d)                                          841,025      1,030,934     (189,909)       (18.42)
ASMs (000s) (e)                                        1,041,683      1,254,253     (212,570)       (16.95)
Passengers Enplaned (g)                                  378,322        448,483      (70,161)       (15.64)
Revenue $(000s)                                           65,462         72,941       (7,479)       (10.25)
RASM in cents (h)                                           6.28           5.82         0.46          7.90
RASM less fuel escalation (l)                               6.03           5.79         0.24          4.15

See footnotes (b) through (h) on pages 14-15.

                                                               Nine Months Ended September 30,
                                                        2000           1999        Inc (Dec)    % Inc (Dec)
                                                   ----------------------------------------------------------

Departures (b)                                             7,716          8,165        (499)          (5.50)
Block Hours (c)                                           27,375         29,712      (2,337)          (7.87)
RPMs (000s) (d)                                        2,215,153      2,687,955    (472,802)         (17.59)
ASMs (000s) (e)                                        2,899,232      3,340,003    (440,771)         (13.20)
Passengers Enplaned (g)                                1,223,893      1,455,449    (231,556)         (15.91)
Revenue $(000s)                                          198,096        211,132     (13,036)          (6.17)
RASM in cents (h)                                           6.83           6.32        0.51            8.07
RASM less fuel escalation (l)                               6.50           6.31         .19            3.01


See footnotes (b) through (h) on pages 14-15.

 (l) Commercial charter contracts generally provide for the reimbursement to the Company by the tour operator of certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low- frequency but repetitive domestic and international flights between city pairs, which support high-passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed-city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $55.6 million and $160.5 million, respectively, in revenues in the quarter and nine months ended September 30, 2000, as compared to $59.5 million and $160.6 million, respectively, in the comparable periods of 1999.

Specialty charter is a product that is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates an increasing number of trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type that provides the most economical solution for those requirements. Specialty charter accounted for approximately $5.6 million and $20.9 million, respectively, in revenues in the quarter and nine months ended September 30, 2000, as compared to $7.6 million and $26.5 million, respectively, in the comparable periods of 1999.

Military/Government Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military flight operations of the Company.

                                                           Three Months Ended September 30,
                                                    2000          1999        Inc (Dec)     % Inc (Dec)
                                             ----------------------------------------------------------
Departures (b)                                        1,341         1,038            303        29.19
Block Hours (c)                                       5,222         3,380          1,842        54.50
RPMs (000s) (d)                                     414,104       170,308        243,796      143.15
ASMs (000s) (e)                                     741,779       466,647        275,132        58.96
Passengers Enplaned (g)                              94,914        42,915         51,999      121.17
Revenue $(000s)                                      53,575        30,090         23,485        78.05
RASM in cents (h)                                      7.22          6.45           0.77        11.94
RASM less fuel escalation (m)                          6.83          6.38           0.45         7.05

                                                             Nine Months Ended September 30,
                                                   2000           1999        Inc (Dec)    % Inc (Dec)
                                             -----------------------------------------------------------

Departures (b)                                        4,156          3,101         1,055        34.02
Block Hours (c)                                      15,935         11,341         4,594        40.51
RPMs (000s) (d)                                   1,123,515        596,750       526,765        88.27
ASMs (000s) (e)                                   2,132,416      1,523,456       608,960        39.97
Passengers Enplaned (g)                             276,022        148,850       127,172        85.44
Revenue $(000s)                                     151,722         91,599        60,123        65.64
RASM in cents (h)                                      7.12           6.01          1.11        18.47
RASM less fuel escalation (m)                          6.79           6.04          0.75        12.42


See footnotes (b) through (h) on pages 14-15. See footnote (m) on page 22.

(m) Military/government reimbursements to the Company are calculated based upon a "cost plus" formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change on the Company. A separate RASM calculation is provided, excluding the impact of the fuel price adjustments.

The Company participates in two related military/government charter programs known as "fixed-award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has traditionally participated in contractor teaming arrangements with other airlines. Under these arrangements, the team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents a majority of the passenger transport capacity of its team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization value points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to decrease to approximately $130.0 million for the contract year ending September 2001. This represents a 23.3% decrease from $169.5 million earned in the contract year ending September 2000.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company has traditionally marketed these ground packages to its Ambassadair Travel Club members and to its scheduled service passengers through its ATA Vacations subsidiary. However, since the acquisition of new tour operator businesses in the Detroit area in 1999 (see footnote 2 to the consolidated financial statements), the Travel Charter and Key Tours brands in Detroit have accounted for a significant portion of the Company's ground package sales.

In the third quarter of 2000, ground package revenues decreased 34.9% to $9.7 million, as compared to $14.9 million in the third quarter of 1999, and in the nine months ended September 30, 2000, ground package revenues increased 0.9% to $47.0 million, as compared to $46.6 million in the same period of 1999. The decrease in the comparative third quarters was primarily due to a reduction in sales of ground packages between Detroit and Las Vegas under the Key Tours brand name. The Company has reduced its sales of ground packages in this market due to unfavorable competitive pricing and excess capacity.


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

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company. Other revenues decreased 2.4% to $12.1 million in the third quarter of 2000, as compared to $12.4 million in the third quarter of 1999, and decreased 4.0% to $34.0 million in the nine months ended September 30, 2000, as compared to $35.4 million in the same period of 1999. In both respective sets of periods, the Company's other revenues decreased primarily due to a decline in miscellaneous ATALC revenues.

Operating Expenses
Fuel and Oil. Fuel and oil expense increased 54.2% to $78.0 million in the third quarter of 2000, as compared to $50.6 million in the third quarter of 1999, and increased 64.8% to $204.7 million in the nine months ended September 30, 2000, as compared to $124.2 million in the same period of 1999. The Company consumed 5.1% and 8.3%, respectively, more gallons of jet fuel for flying operations between the third quarters and nine-month periods ended September 30, 2000 and 1999, which resulted in an increase in fuel expense of approximately $3.4 million and $10.4 million, respectively, between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 46,042 jet block hours in the third quarter of 2000, as compared to 42,391 jet block hours in the third quarter of 1999, and flew 130,885 jet block hours in the nine months ended September 30, 2000, as compared to 120,306 jet block hours in the same period of 1999.

During the third quarter of 2000, the Company's average cost per gallon of jet fuel consumed increased by 44.4% as compared to the third quarter of 1999, resulting in an increase in fuel and oil expense of approximately $23.9 million between periods. During the nine months ended September 30, 2000, the average cost per gallon of jet fuel increased by 53.5% as compared to the first nine months of 1999, resulting in an increase in fuel and oil expense of approximately $71.1 million between periods. The Company records fuel escalation revenue from certain commercial charter customers and the U.S. military, as well as from certain bulk seat scheduled service agreements, which partially offset the impact of higher fuel prices. In the third quarter of 2000, the Company recognized $7.0 million in fuel escalation revenue, as compared to $0.7 million recognized in the same period of 1999. In the first nine months of 2000, the Company recognized $18.9 million in fuel escalation revenue, as compared to $(0.2) million in additional fuel expense recognized in the first nine months of 1999.

The Company implemented a fuel hedge program beginning in the third quarter of 2000. This program currently consists of swap agreements for heating oil. As of September 30, 2000, the Company has entered into such agreements for approximately 8.6 million gallons of heating oil for future delivery between November 2000 and April 2001, representing less than 5.6% of total expected fuel consumption for that period.

The Company expects that high prices for jet fuel will continue to negatively impact its profitability in future quarters. The actual cost of jet fuel in October 2000 was significantly higher that the average price of jet fuel in the third quarter of 2000, and these unprecedented fuel prices are expected to prevail at least into the first quarter of 2001. The Company expects to begin generating significant fuel consumption savings, however, as it introduces its new fleet of Boeing 737-800 and 757-300 aircraft between 2001 and 2003. The twin-engine Boeing 737-800 aircraft on order is expected to burn approximately 40% fewer gallons per block hour as compared to the fuel burn of the Company's existing fleet of three-engine Boeing 727-200 aircraft. The Company estimates that, as compared to the actual fuel burn of its Boeing 727-200 fleet in the third quarter of 2000, had that flying been done by a fleet of Boeing 737-800 aircraft, fuel consumption savings would have been approximately $11.5 million at prevailing prices. Future dollar savings will vary according to the actual price of jet fuel, and the Company will not realize the full benefit of this higher fuel efficiency until the fleet transition is completed in 2003.

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 2000 increased 18.2% to $76.5 million from $64.7 million in the third quarter of 1999, and in the nine months ended September 30, 2000, increased 16.0% to $217.2 million from $187.3 million in the same period of 1999.

The Company increased its average equivalent employees by approximately 22.7% and 20.5%, respectively, between the quarter and nine months ended September 30, 2000, and the comparable periods of 1999. This growth was most significant in categories of employees that are influenced directly by flight activity, such as flight crews and maintenance staff. Beginning in May 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the Company experienced a corresponding reduction in handling, landing and navigation fees. Some further employment growth in the first nine months of 2000 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities, and in other staff groups primarily involved in delivering services to the Company's customers. Staff increases also occurred for Chicago Express as a result of increased passengers boarded due to the conversion from 19-seat to 34-seat aircraft in the first nine months of 2000. The Company was also adversely affected by a significant increase in employee benefit costs in the first nine months of 2000, as compared to the first nine months of 1999.

These increases in salaries, wages and benefits costs were partially offset by the elimination of employee incentive awards in 2000. Such awards were earned by the Company's employees in 1999 due to record profitability in that year. In the quarter and nine months ending September 30, 1999, the Company recognized $2.0 million and $8.0 million, respectively, in accrued incentive awards, none of which was earned in the comparable periods of 2000.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 18.8% to $31.6 million in the third quarter of 2000, as compared to $26.6 million in the third quarter of 1999, and increased 29.7% to $94.0 million in the nine months ended September 30, 2000, as compared to $72.5 million in the same period of 1999.

Depreciation expense attributable to owned airframes, engines and leasehold improvements increased $1.3 million and $8.3 million, respectively, in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999. Five L-1011-500s, and nine 727-200s (previously financed by operating leases) were added to the Company's owned fleet throughout 1999 and early 2000. The Company also increased its investment in rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for amortization of inventory obsolescence and debt issue costs between years. These changes resulted in an increase in depreciation expense of $1.8 million and $5.2 million, respectively, in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999.

Amortization of capitalized engine and airframe overhauls increased $1.2 million and $4.9 million, respectively, in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 and Lockheed L-1011 fleets, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls between periods for these fleet types. Rolls-Royce-powered Boeing 757-200 aircraft, nine of which were delivered new from the manufacturer since late 1995, are not presently generating any engine or airframe overhaul expense since the initial post-delivery overhauls for these aircraft are just beginning under the Company's maintenance programs.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures increased $0.8 million and $2.2 million, respectively, in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

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

Handling, landing and navigation fees decreased by 2.3% to $25.0 million in the third quarter of 2000, as compared to $25.6 million in the third quarter of 1999, and increased 4.5% to $74.1 million in the nine months ended September 30, 2000, as compared to $70.9 million in the same period of 1999. The total number of system-wide jet departures between the third quarters of 2000 and 1999 increased by 12.4% to 14,823 from 13,189, and the total number of system-wide jet departures between the nine-month periods ended September 30, 2000 and 1999 increased by 9.8% to 41,800 from 38,081. The lower rate of growth in handling costs in the third quarter of 2000, as compared to the growth in departures for that quarter, was primarily due to the implementation of self-handling on the ramp at Chicago-Midway Airport beginning in May 2000, which was done with third-party contractors during all of 1999. A corresponding increase in salaries, wages & benefits attributable to self-handling was experienced during the third quarter of 2000.

Aircraft Rentals. Aircraft rentals expense for the third quarter of 2000 increased 37.1% to $19.2 million from $14.0 million in the third quarter of 1999, and in the nine months ended September 30, 2000, increased 20.0% to $52.1 million, as compared to $43.4 million in the same period of 1999. The Company accepted delivery of four Boeing 757-200 aircraft from the manufacturer (two in the fourth quarter of 1999, and two in June 2000), adding $3.7 million and $7.5 million, respectively, to aircraft rentals expense in the quarter and nine months ended September 30, 2000, as compared to the same periods of the prior year. Chicago Express aircraft rentals increased by $0.8 million and $1.6 million, respectively, in the quarters and nine month periods ended September 30, 2000 and 1999 due to the replacement of nine Jetstream aircraft with nine larger and newer Saab 340B aircraft during the first nine months of 2000. The Company also incurred $1.0 million and $2.1 million, respectively, in higher rentals in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, due to the lease of spare engines to support the Boeing 757-200 and Lockheed L-1011-500 fleets.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 35.1% to $18.1 million in the third quarter of 2000, as compared to $13.4 million in the third quarter of 1999, and increased 34.7% to $50.8 million in the nine months ended September 30, 2000, as compared to $37.7 million in the same period of 1999.

Positioning and hotel costs increased significantly in 2000 due primarily to the substantial increase in military departures in 2000, as compared to 1999. Military flights often operate to and from remote points from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. Also, due to heavy airline industry load factors in the first nine months of 2000, the Company paid higher average fares to position crews. Average hotel costs are higher for military operations, since hotel rates at international locations generally exceed domestic U.S. hotel rates.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials & repair expense increased 14.0% to $16.3 million in the third quarter of 2000, as compared to $14.3 million in the same period of 1999, and increased 25.5% to $53.2 million in the nine months ended September 30, 2000, as compared to $42.4 million in the same period of 1999.

The Company performed a total of 51 maintenance checks on its fleet during the first nine months of 2000 as compared to 37 in the same period of 1999. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $1.8 million and $7.7 million, respectively, between the quarter and nine months ended September 30, 2000, and the same periods of 1999.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 2000 and 1999, catering represented 78.9% and 79.7%, respectively, of total passenger service expense, while catering represented 78.4% and 81.7%, respectively, of total passenger service expense for the nine month periods ended September 30, 2000 and 1999.

The total cost of passenger service increased 10.2% to $13.0 million in the third quarter of 2000, as compared to $11.8 million in the third quarter of 1999, and increased 20.1% to $36.4 million in the nine months ended September 30, 2000, as compared to $30.3 million in the same period of 1999. The Company experienced increases of approximately 2.8% and 6.5%, respectively, in the average unit cost of catering each passenger between the quarters and nine month periods ended September 30, 2000 and 1999, primarily because in the first nine months of 2000 there were relatively more military passengers in the Company's business mix, who are provided a more expensive catering product due to more expensive military catering specifications and the longer average duration of these flights. This resulted in a price-and-business-mix increase of $0.3 million and $1.6 million, respectively, in catering expense in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999.

Total jet passengers boarded, however, increased 13.7% and 11.0%, respectively, between the same time periods, resulting in approximately $1.1 million and $2.5 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods.

In the third quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, the Company experienced increased departure delays over 15 minutes of 23.7% and 25.0%, respectively. These irregular operations resulted in higher costs to handle inconvenienced passengers and misconnected baggage. In the third quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, such costs were $0.4 million and $2.4 million higher, respectively.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of vacation packages and single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 5.0% to $9.6 million in the third quarter of 2000, as compared to $10.1 million in the third quarter of 1999, and increased 4.0% to $31.3 million in the nine months ended September 30, 2000, as compared to $30.1 million in the same period of 1999.

The Company incurred higher military commissions expense of $1.7 million and $4.9 million, respectively, in the third quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, which is consistent with growth in military revenues between years. These increases were largely offset by decreases in scheduled service commissions paid of $1.4 million and $4.6 million, respectively, in the third quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, due to an industry reduction in travel agency commission from 8.0% to 5.0% effective in the fourth quarter of 1999.

Other Selling Expenses. Other selling expenses are comprised primarily of fees paid to computer reservation systems ("CRS") for scheduled service bookings, credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 24.7% to $9.6 million in the third quarter of 2000, as compared to $7.7 million in the same period of 1999, and increased 29.0% to $27.1 million in the nine months ended September 30, 2000, as compared to $21.0 million in the same period of 1999.

Approximately $1.4 million of this increase in the third quarter of 2000, and $4.6 million in the first nine months of 2000, resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods, and because of an increase in rates charged by CRS systems for improved booking functionality. Credit card discount expense increased $0.8 million and $2.1 million, respectively, in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment. Toll-free telephone services decreased by $0.3 million and $0.7 million in the quarter and nine months ended September 30, 2000, as compared to the same periods of 1999, due to billing rate reductions secured from related vendors.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 30.8% to $8.3 million in the third quarter of 2000, as compared to $12.0 million in the third quarter of 1999, and increased 7.2% to $40.3 million in the nine months ended September 30, 2000, as compared to $37.6 million in the same period of 1999. Ground package costs decreased between the comparative third quarters primarily due to lower ground package sales between Detroit and Las Vegas under the Key Tours brand of ATALC.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 11.8% to $3.8 million in the third quarter of 2000, as compared to $3.4 million in the third quarter of 1999, and increased 12.9% to $11.4 million in the nine months ended September 30, 2000, as compared to $10.1 million in the same period of 1999. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Advertising. Advertising expense increased 3.0% to $3.4 million in the third quarter of 2000, as compared to $3.3 million in the third quarter of 1999, but increased 10.3% to $15.0 million in the nine months ended September 30, 2000, as compared to $13.6 million in the same period of 1999. The Company routinely incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air and ground packages. Such expenses were higher in the spring and summer months of 2000, as advertising support was provided for the introduction of scheduled service to the new destinations of Boston, Seattle, Washington, D.C. and Minneapolis-St. Paul.

Other Operating Expenses. Other operating expenses increased 10.4% to $20.1 million in the third quarter of 2000, as compared to $18.2 million in the third quarter of 1999, and increased 1.7% to $58.9 million in the nine months ended September 30, 2000, as compared to $57.9 million in the same period of 1999. The purchase by ATALC of charter air services from airlines other than the Company was $7.7 million less in the first nine months of 2000 than in the same period of 1999, due to the increased utilization of the Company's own aircraft for ATALC charter programs. In the first four months of 1999, the Company incurred $3.2 million in Chicago Express code share expenses which were not incurred during any period in 2000. Other expenses included in this category increased in 2000 as a general rule with the increase in the Company's flight activity. Expenses increasing year over year included flight simulator rentals, professional fees, insurance, and supplies. The Company also incurred higher costs associated with irregular flight operations in the first nine months of 2000, as compared to the first nine months of 1999.

Interest Income and Expense. Interest expense in the quarter and nine months ended September 30, 2000 increased to $8.1 million and $23.7 million, respectively, as compared to $5.3 million and $15.4 million, respectively, in the same periods of 1999. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1999 of $75.0 million in principal amount of 10.5% unsecured senior notes. Interest expense of $2.0 million and $5.9 million, respectively, was recorded in the quarter and nine months ended September 30, 2000, applicable to these notes, which was not incurred in the first nine months of 1999.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $2.3 million and $6.2 million, respectively, in interest income in the quarter and nine months ended September 30, 2000, as compared to $1.4 million and $4.5 million, respectively, in the same periods of 1999, when less cash was available for such investment.

Other Income. Other income decreased 85.6% to $274,000 in the first nine months of 2000, as compared to $1.9 million in the same period of 1999. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization that provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Amtran, Inc.) that elected to participate in the offering. The Company recorded a gain of $1.7 million, or $1.0 million after tax, in the first quarter of 1999.

Income Tax Expense. In the quarter and nine months ended September 30, 2000, the Company recorded $6.1 million and $11.7 million, respectively, in income tax expense applicable to $9.1 million and $18.6 million, respectively, of pre-tax income for those periods; while in the quarter and nine months ended September 30, 1999, income tax expense of $9.5 million and $30.5 million, respectively, was recorded on pre-tax income of $23.2 million and $77.5 million, respectively. The effective tax rates applicable to the quarter and nine months ended September 30, 2000, were 67.2% and 62.9%, respectively, as compared to 40.9% and 39.4%, respectively, for the same periods of 1999.

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

Liquidity and Capital Resources

Cash  Flows.  In the nine months  ended  September  30, 2000 and 1999,  net cash provided by operating activities was $96.5 million and $138.3 million, respectively. The decrease in cash provided by operating activities between periods was primarily attributable to lower earnings, partially offset by higher depreciation and amortization charges.

Net cash used in investing activities was $150.1 million and $239.7 million, respectively, in the nine months ended September 30, 2000 and 1999. Such amounts primarily included capital expenditures totaling $128.8 million and $217.7 million, respectively, for engine and airframe overhauls, airframe improvements, hushkit installations, the purchase of rotable parts, and for purchase deposits made on aircraft scheduled for future delivery. The Company paid $34.5 million in the first nine months of 2000 for deposits applicable to new aircraft deliveries beginning in 2001 (see footnote 6 to the consolidated financial statements). Included in capital expenditures for the first nine months of 1999 were approximately $41.5 million for the purchase of nine Boeing 727-200 aircraft; approximately $62.2 million for the purchase and modification of Lockheed L-1011-500 aircraft; and $15.7 million associated with the acquisitions of Travel Charter, Key Tours, Chicago Express and T. G. Shown Associates, Inc. (see footnote 2 to the consolidated financial statements).

Net cash provided by financing activities was $58.4 million and $37.5 million, respectively, in the nine months ended September 30, 2000 and 1999. During the first nine months of 2000, the Company issued two notes totaling $23.0 million, collateralized by two L-1011-500s; obtained a $10.0 million 14-year mortgage loan secured by the Company's Indianapolis hangar; received $11.4 million in proceeds from the sale/leaseback of several aircraft; and issued $30.0 million in preferred stock. During the first nine months of 1999, the Company received proceeds of $7.9 million for a note of $8.0 million, collateralized by the newly constructed Maintenance and Operations Center at the Indianapolis Airport, and issued $2.2 million in stock to complete the acquisition of Chicago Express. In addition, as of September 30, 1999, the Company had borrowed $31.0 million against its bank credit facility, all of which was repaid on October 1, 1999. There were no borrowings outstanding against the bank credit facility at September 30, 2000.

Aircraft and Fleet Transactions. In November 1994, the Company signed a purchase agreement for six new Boeing 757-200s that, as subsequently amended, now provides for 13 total aircraft to be delivered between 1995 and 2000. As of September 30, 2000, the Company had accepted delivery of the first 11 aircraft under these agreements, all of which were financed under leases accounted for as operating leases. The final two deliveries are scheduled to occur in November 2000. Advance payments totaling approximately $13.8 million ($6.9 million per aircraft) are required prior to delivery of the two remaining aircraft, with the remaining purchase price payable at delivery. As of September 30, 2000 and 1999, the Company had recorded fixed-asset additions of $13.8 million and $11.8 million, respectively, in advanced payments applicable to aircraft scheduled for future delivery, other than those aircraft described in the following paragraph. The Company intends to finance the remaining two Boeing 757-200 deliveries through sale/leaseback transactions accounted for as operating leases.

As further described in Note 6 to the consolidated financial statements, on June 30, 2000, the Company concluded a purchase agreement with the manufacturer to acquire 10 new Boeing 757-300s and 20 new Boeing 737-800s. The manufacturer's list price under this agreement is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. The deliveries of these aircraft are scheduled between June 2001 and April 2003. Advance payments are required for these purchases, and the Company has preliminary agreements in place to fund these advance deposits through long-term debt collateralized by the deposits and certain issuances of preferred stock. As of September 30, 2000, the Company had made $34.5 million in advanced payments for these aircraft.

In September 2000, the Company issued 300 shares of series B redeemable preferred stock at a par value of $100,000 per share. The $30.0 million in proceeds received from this transaction were used to finance aircraft deposits as described in the preceding paragraph. The holder of the preferred stock is entitled to cumulative quarterly dividends at a rate of 5% on par value. The preferred shares are convertible into shares of Amtran common stock at a conversion rate of 6,381.62 shares of common stock per share of preferred stock, at a conversion price of $15.67 per share of common stock. The preferred stock is optionally redeemable by the Company under certain conditions, but the Company must redeem the preferred stock no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of par value beginning September 20, 2003, decreasing by 0.3% per year to 100.0% at the mandatory redemption date of September 20, 2015. There are no voting rights attached to these shares.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine Saab 340B aircraft, including spare engines, spare parts and crew training, for an aggregate purchase price of approximately $30.0 million. These aircraft were placed into service throughout 2000 in conjunction with the retirement of the current fleet of Jetstream J31s, all of which are currently leased. As of September 30, 2000, Chicago Express had taken delivery of all nine of these aircraft, all of which have been placed into revenue service, and financed them through sale/leaseback transactions accounted for as operating leases.

Between the third quarter of 1998 and the fourth quarter of 1999, the Company accepted delivery of five L-1011-500 aircraft, which are powered by Rolls-Royce RB211-524B4-02 engines. Upon delivery of each aircraft, the Company completed certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach-seating configuration of 307 seats. Modifications were completed on all aircraft, the last of which was placed into service in the first quarter of 2000. The total cost of the five aircraft, together with spare engines and spare parts, was approximately $100.0 million. The Company financed these aircraft primarily through the issuance of unsecured notes.

Significant Financings. In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. In December 1999, the Company sold an additional $75.0 million principal amount of 10.5% senior notes. The $75.0 million in notes sold in 1999 were issued as a private placement under Rule 144A. The Company subsequently completed an exchange offer under which registered notes of equal value were issued to holders of the original notes.

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

In December 1999, ATA issued $17.0 million principal amount of special facility revenue bonds to finance the construction of certain facilities at Chicago-Midway Airport. The bonds are payable from and secured by a pledge and assignment of special facility revenues, including certain of the City of Chicago's rights under a special facility financing agreement between the City of Chicago and the Company. Payment of the bonds is guaranteed by the Company. Construction of this facility is currently in progress and is expected to be completed by the end of 2001.

In December 1999, the Company revised its revolving credit facility to provide a maximum of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus 1.25% to 2.50% or the agent bank's prime rate. This facility is subject to certain restrictive covenants, and is collateralized by certain L-1011-50 and Boeing 727-200 aircraft. As of September 30, 2000, there were no borrowings under the facility. As of September 30, 1999, the Company had borrowed $31.0 million under the facility, all of which was repaid on October 1, 1999. The Company had outstanding letters of credit secured under the facility of $32.9 million and $15.5 million, respectively, as of September 30, 2000 and 1999. No amounts had been drawn against letters of credit in either period.

In February 2000, the Company borrowed $11.5 million for operating cash purposes, and in September 2000, the Company borrowed an additional $11.5 million for operating cash purposes. Each five-year note reflecting these borrowings is collateralized by one Lockheed L-1011-500 aircraft.

In December 1995, the Company entered into a sale/lease transaction with the City of Indianapolis on its maintenance facility at the Indianapolis International Airport that resulted in the advance of $10.0 million in cash to the Company as secured by the maintenance facility. In September 2000, the Company obtained a $10.0 million, 14-year mortgage loan, the proceeds of which were used to repay the advance from the City of Indianapolis.

Future Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These accounting standards are effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requiring that all derivatives be recognized as either assets or liabilities at fair value. The Company is evaluating the new accounting standards and will adopt them in the first quarter of 2001. The Company has engaged in certain fuel hedging activities beginning in the third quarter of 2000, which the Company expects will be subject to the accounting and disclosure provisions of SFAS No. 133, as amended. The Company cannot currently predict what impact, if any, adoption of the statement will have on its results of operations and financial position in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This guidance clarifies the SEC's position on certain policies of revenue recognition. Most of the Company's revenue recognition policies are already consistent with SAB 101. The Company expects to complete the adoption of SAB 101 in the fourth quarter of 2000. None of the changes implemented by the Company in response to SAB 101 has had, or is expected to have, a material effect on the results of operations or financial position of the Company.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expected. Such factors include, but are not limited to, the following:

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


                            Amtran, Inc.
                            ----------------------------------------------------
                            (Registrant)







Date:  November 14, 2000    Kenneth K. Wolff
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                              Director




Date:  November 14, 2000    David M. Wing
                            David M. Wing
                            Vice President and Controller
                            Chief Accounting Officer