Form 10-K
period 2000-12-31
AMTRAN INC
filed 2001-04-02
CIK 898904

United States
                   Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on February 28, 2001) was approximately $34.8 million.

                    Applicable Only to Registrants Involved in Bankruptcy
                        Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes ______   No ______

                     Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,380,195 shares outstanding as of February 28, 2001.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:(1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Amtran, Inc. Proxy Statement to be filed within 120 days after the close of the last fiscal year are incorporated by reference into Part III.


                                                           TABLE OF CONTENTS
                                               FORM 10-K ANNUAL REPORT - 2000
                                                AMTRAN, INC. AND SUBSIDIARIES

PART I



                                                                                                                     Page #
PART I
         Item 1.     Business.............................................................................................3
         Item 2.     Properties..........................................................................................12
         Item 3.     Legal Proceedings...................................................................................13
         Item 4.     Submission of Matters to a Vote of Security Holders.................................................13
PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters........................14
         Item 6.     Selected Consolidated Financial Data................................................................15
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...............16
         Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..........................................43
         Item 8.     Financial Statements and Supplementary Data.........................................................44
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................66
PART III
         Item 10.    Directors and Officers of the Registrant............................................................67
         Item 11.    Executive Compensation..............................................................................67
         Item 12.    Security Ownership of Certain Beneficial Owners and Management......................................67
         Item 13.    Certain Relationships and Related Transactions......................................................67
PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................68
         Item 14d.   Valuation and Qualifying Accounts...................................................................69



Item 1.           Business

Amtran, Inc. (the "Company") owns American Trans Air, Inc. ("ATA"), the 11th largest passenger airline in the United States (based on 2000 capacity and traffic) and a provider of airline-related services in selected markets. The Company is the largest commercial charter airline in the United States and the largest provider of passenger airline services to the U.S. military, in each case based on 2000 revenue. For the year ended December 31, 2000, the revenues of the Company consisted of 58.3% scheduled service, 19.1% commercial charter service and 14.6% military charter service, with the balance derived from related services. The Company is an Indiana corporation incorporated in 1984.





PART I - Continued


Segment Information

The Company identifies its business segments on the basis of similar products and services. The airline segment derives its revenues principally from the sale of scheduled service, commercial charter and military/government charter air transportation. The tour operator segment (ATA Leisure Corp.) derives its revenues primarily from the sale of vacation packages that, in addition to scheduled service and commercial charter air transportation, typically include hotels, rental cars and other ground arrangements. For detailed segment disclosures, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14 - Segment Disclosures."

During 1999, the Company acquired several independent tour operator businesses and combined their operations with the Company's existing vacation package brand, ATA Vacations, to form ATA Leisure Corp. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 -Acquisition of Businesses."

Scheduled Service

The Company provides scheduled service through ATA to selected destinations primarily from its gateways at Chicago-Midway and Indianapolis and also provides transpacific services between the western United States, Chicago and New York to Hawaii. During the second and third quarters of 2000, the Company began operating nonstop flights from Chicago-Midway to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul. The Company also began nonstop service in December 2000 to Hawaii from Chicago's O'Hare International Airport and New York's John F. Kennedy International Airport. The Company focuses on routes where it believes it can be a leading provider of nonstop service and targets leisure and value-oriented business travelers.

The Company believes that it has significant competitive advantages in each of its primary markets.

     o Chicago-Midway, the Company's largest and fastest growing gateway, rep-resented approximately 63.5% of the Company's total scheduled service capacity in 2000. The Company is the number one carrier in terms of market share, based on origin and destination revenue passengers, on 16 of the 18 non-stop jet routes it serves from Chicago-Midway. The Company believes its service at this gateway would be difficult to replicate because of limited airport capacity. This competitive position is enhanced by Chicago-Midway's proximity to downtown Chicago and the fact that, for a substantial portion of the population within the metropolitan region, Chicago-Midway is the most convenient airport. The Company also enjoys a strong competitive position relative to the entire Chicago metropolitan area. The Company is the number one carrier in terms of market share on four of its 18 non-stop jet routes after taking into consideration competitors' flights originating from both Chicago-Midway and O'Hare
International Airport, and is one of the top five carriers in terms of market share on those routes on which it is not the number one carrier. The Company's Chicago-Midway operations include service to a number of midwestern cities provided by its commuter airline subsidiary, Chicago Express. This service provides an increasingly important source of feeder traffic for longer-haul flights from Chicago-Midway. The Company began service at Chicago-Midway in December 1992.

     o Hawaii represented approximately 17.0% of the Company's total scheduled service capacity in 2000. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market. Furthermore, a majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and most fuel risk. The Company has served the Hawaiian market since 1974 through its commercial charter operations and since 1987 through its scheduled service operations.

     o Indianapolis represented approximately 12.2% of the Company's total scheduled service capacity in 2000. The Company began scheduled service from Indianapolis in 1986 and believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share, based on origin and destination revenue passengers, in seven of its eight jet routes from Indianapolis. In Indianapolis, the Company operates Ambassadair, the nation's largest travel club, with approximately 38,500 indi-vidual or family memberships, providing the Company with a local marketing advantage similar to a frequent flier program.

Commercial Charter Service

The Company is the largest commercial passenger charter airline in the United States and provides services throughout the world, primarily to U.S. and European tour operators. The Company seeks to maximize the profitability of these operations by leveraging its leading market position, diverse aircraft fleet and worldwide operating capability. The Company believes its commercial charter services are a predictable source of revenues and operating profits in part because its commercial charter contracts require tour operators to assume capacity, yield and fuel price risk, and also because of the Company's ability to re-deploy assets into alternate markets.

Military/Government Charter Service

The Company has provided passenger airline services to the U.S. military since 1983 and is currently the largest commercial airline provider of these services. The Company believes that because these operations are generally less seasonal than leisure travel, they have tended to have a stabilizing impact on the Company's operating margins. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. The Company believes that its fleet of aircraft is well-suited to the needs of the military.

ATA Leisure Corp.

The Company has provided vacation package sales to its scheduled service customers under the wholly owned brand of ATA Vacations since 1987. In addition, the Company has served primarily vacation travelers in the Detroit metropolitan area for approximately 15 years in its commercial charter business. In order to grow and consolidate its vacation package business, the Company acquired several Detroit-area tour operators in 1999 (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 - Acquisition of Businesses") The Company operates all of its vacation package brands as the ATA Leisure Corp., with administrative offices based in Detroit.



Strategy

The Company intends to enhance its position as a leading provider of passenger airline services to selected markets where it can capitalize on its competitive strengths. The key components of this strategy are:

Participate in Markets Where it Can Be a Leader
The Company focuses on markets where it can be a leading provider of airline services. In scheduled service, the Company concentrates on routes where it can be the number one or number two carrier. The Company achieves this result principally through nonstop schedules, value-oriented pricing, focused marketing efforts and certain airport and aircraft advantages. The Company is the leading provider of commercial and military charter services in large part because of its variety of aircraft types, superior operational performance and its worldwide service capability.

Maintain Low-Cost Position
For 2000, 1999 and 1998, the Company's operating cost per available seat mile ("CASM") of 7.86(cent), 6.84(cent) and 6.09(cent), respectively, was one of the lowest among large U.S. passenger airlines. The airline segment CASM was 7.19(cent), 6.17(cent) and 5.94(cent), respectively, for the same annual periods. In 2000 and 1999, the Company's CASM was significantly impacted by higher fuel costs. The Company's CASM, adjusted to 1998 fuel prices, was 7.19(cent), 6.72(cent) and 6.09(cent), respectively, for 2000, 1999 and 1998.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Cents per ASM." The Company believes that its lower costs provide a significant competitive advantage, allowing it to operate profitably while pricing competitively in the scheduled service and commercial and military charter markets. The Company believes its low-cost position is primarily derived from its simplified product, route structure and low overhead costs.

In May 2000, the Company entered into a series of preliminary agreements to acquire 39 new Boeing 737-800 aircraft, and 10 new Boeing 757-300 aircraft. These aircraft are scheduled to replace the Company's 24 older Boeing 727-200 aircraft, which will be retired from service between 2001 and 2002. The Company expects to achieve significant operating cost savings with the introduction of these new aircraft, including (a) reduced fuel consumption; (b) transition from three-person to two-person cockpit crews; (c) lowered maintenance costs; and (d) improved utilization and dispatch reliability. The Company will accept delivery of the initial new aircraft in May 2001, and all new aircraft are expected to be in service by 2004.

Target Growth Opportunities
The Company intends to expand its operations selectively in areas where it believes it can achieve attractive financial returns.

Scheduled Service Expansion at Chicago-Midway. The Company plans to increase frequencies and potentially add new destinations from its Chicago-Midway gateway over the next 12 months. The Company will also occupy additional gates upon completion of the new terminal at Chicago-Midway to facilitate these expanding operations. In addition, the Company is using the proceeds of a $17.0 million Special Facility Revenue Bond issued in December 1999 to pay a portion of the cost of construction of a Federal Inspection Service facility ("FIS") at the Chicago-Midway Airport. This will allow international flights to operate directly to and from Chicago-Midway. This FIS facility is expected to be completed in late 2001.

Selected Strategic Transactions The Company continually evaluates possible acquisitions of related businesses or interests therein to enhance its competitive position in its market segments. In addition, the Company has and will continue to evaluate other possible business combinations or other strategic transactions, some of which could result in an increase in indebtedness, a change of control of Amtran, Inc., or both.

Industry Overview

Scheduled Airline Service
During 2000, several significant large airline business combinations were announced, and several large carriers have considered or are considering other combinations. Such combinations, if approved by regulatory authorities, could significantly increase the percentage of domestic scheduled service controlled by the largest airlines.

Commercial and Military/Government Charter Airline Service
In the United States, the passenger charter airline business is served by major scheduled airlines and a number of U.S. and non-U.S. charter airlines. Historically, charter airlines have supplemented the service provided by scheduled airlines by providing additional capacity at times of peak demand, such as during the Persian Gulf War, and on a longer-term basis to supplement the U.S. military's own passenger fleet. Based on the most recently available U.S. Department of Transportation ("DOT") statistics, total charter flights by all U.S. airlines represented approximately 2.7% of all available seat miles ("ASMs") flown within the United States during the twelve months ended June 30, 2000.

The Company's Airline Operations

Services Offered
The following table provides a summary of the Company's major revenue sources for the periods indicated:

                                                                   Year Ended December 31,

                                           2000              1999            1998             1997            1996
                                           ----              ----            ----             ----            ----
                                                                     (Dollars in millions)
Scheduled Service                        $ 753.3          $ 624.6         $ 511.3          $ 371.8         $ 386.5
                                         -------          -------         -------          -------         -------

Commercial Charter                         246.7            263.8           222.6            228.1           226.4
Military Charter                           188.6            126.2           121.9            131.1            84.2
                                           -----            -----           -----            -----            ----
      Total Charter Service                435.3            390.0           344.5            359.2           310.6
                                           -----            -----           -----            -----           -----

Other                                      103.0            107.8            63.6             52.2            53.8
                                           -----            -----            ----             ----            ----

      Total                            $ 1,291.6        $ 1,122.4         $ 919.4          $ 783.2         $ 750.9
                                       ---------        ---------         -------          -------         -------


Scheduled Service
The Company provides scheduled airline services on selected routes where it believes that it can be one of the leading carriers in those markets, focusing primarily on low-cost, nonstop or direct flights. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's John F. Kennedy and LaGuardia Airports, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle and Minneapolis-St. Paul. Virtually all of the Company's scheduled service revenue growth has resulted from expanded flying to and from Chicago-Midway.

Beginning in April 1997, the Company had entered into a code-share agreement with Chicago Express to operate passenger airline services between Chicago-Midway and other midwestern cities using Jetstream 31s. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express. Chicago Express' results of operations, beginning in May 1999, were consolidated into those of the Company, replacing the fixed fee per flight previously recorded by the Company. This generated no material change to operating revenues or expenses. Chicago Express began service to South Bend, Indiana in October 2000 and ceased flying to Lansing, Michigan in November 2000. In January 2000, Chicago Express entered into an agreement to purchase nine
34-seat Saab 340B aircraft, engines and related parts. These aircraft were placed into service during the first three quarters of 2000 in conjunction with the retirement from service of the Jetstream 31s.

Included in the Company's jet scheduled service are bulk sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator may take up to 85% of an aircraft as a bulk-seat purchase. The seats that the Company retains are sold through its own scheduled service distribution network. Under bulk sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by tour operators. To minimize its credit exposure under these arrangements, the Company requires bonding or a security deposit for a portion of the contract price. Bulk seat sales amounted to $84.5 million, $71.2 million and $68.6 million in 2000, 1999 and 1998, respectively, which represented 6.5%, 6.3% and 7.5%, respectively, of the Company's consolidated revenues for such periods.

Commercial Charter
Commercial charter represented 19.1%, 23.5% and 24.2%, respectively, of the Company's consolidated revenues for 2000, 1999 and 1998. The Company's principal customers for commercial charter are tour operators, sponsors of incentive travel packages and specialty charter customers.

Tour Operator Programs. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating over varying periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft, including the crew and all necessary passenger and aircraft handling services, and assumes responsibility and risk for the actual sale of the available aircraft seats. Under most of its contracts with tour operators, the Company passes through increases in fuel costs from a contracted price. Under these contracts, if the fuel price increase causes the tour operator's fuel cost to rise in excess of 10%, the tour operator has the option of canceling the contract. The Company experienced no significant contract cancellations in 2000 or 1999 as a result of fuel price increases. The Company is required to absorb increases in fuel costs that occur within 14 days of flight time.

Although the Company serves tour operators on a worldwide basis, its primary customers are U.S.-based. The Company's five largest tour operator customers represented approximately 11.9%, 12.5% and 14.4%, respectively, of the Company's consolidated revenues for 2000, 1999 and 1998, and the ten largest tour operator customers represented approximately 12.8%, 14.7% and 17.5%, respectively, of the Company's consolidated revenues for the same periods.

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

Military/Government Charter
In 2000, 1999 and 1998, sales to the U.S. military and other governmental agencies were approximately 14.6%, 11.2% and 13.3%, respectively, of the Company's consolidated revenues. Traditionally, the Company's focus has been on short-term military "contract expansion" business which is routinely awarded by the U.S. government based on availability of appropriate aircraft. The U.S. government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are awarded based upon the participating airlines' average costs. The short-term expansion business is awarded pro rata to those carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to decrease to approximately $141.6 million for the contract year ending September 2001. This represents a 16.5% decrease from $169.5 million earned in the contract year ending September 2000.

The Company is subject to biennial inspections by the U.S. Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was completed in the fourth quarter of 1999.

Other Business
In addition to its charter and scheduled service businesses, the Company operates several other smaller businesses that complement its airline businesses. The Company sells ground arrangements (hotels, car rentals and attractions) through its Ambassadair and ATA Leisure Corp. subsidiaries; provides airframe and power plant mechanic training through American Trans Air Training Corporation; and provides helicopter charter services through its ExecuJet subsidiary. Additionally, the Company, through its subsidiary ATA Cargo, Inc., markets cargo services primarily in the Company's scheduled operations. In aggregate, these businesses, together with incidental revenues associated with core charter and scheduled service operations, accounted for 8.0%, 9.6% and 6.9%, respectively, of consolidated revenues in 2000, 1999 and 1998.

Aircraft Fleet

As of December 31, 2000, ATA was certified to operate a fleet of 19 Lockheed L-1011s, 24 Boeing 727-200ADVs and 15 Boeing 757-200s. The Company's commuter affiliate, Chicago Express, was separately certified to operate 9 Saab 340B propeller aircraft as of December 31, 2000.

Lockheed L-1011 Aircraft
The Company's 19 Lockheed L-1011 aircraft are wide-body aircraft, 11 of which have a range of 2,971 nautical miles, three of which have a range of 3,425 nautical miles, and five of which have a range of 5,577 nautical miles. These aircraft conform to the FAA's Stage 3 noise requirements and have a low ownership cost relative to other wide-body aircraft types. See "- Environmental Matters." These aircraft have an average age of approximately 24 years. As of December 31, 2000, the Company owned 18 of these aircraft and one was under an operating lease that expires in March 2003. Certain of the Lockheed L-1011 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Boeing 727-200ADV Aircraft
The Company's 24 Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high-thrust, JT8D-17/-17A engines and have a range of 2,050 nautical miles. These aircraft conform to Stage 3 noise requirements and have an average age of approximately 21 years. As of December 31, 2000, the Company owned 13 of these aircraft, while leasing the remaining 11 aircraft with initial lease terms that expire between December 2000 and September 2003, subject to the Company's right to extend each lease for varying terms or purchase the aircraft.
Boeing 757-200 Aircraft
The Company's 15 Boeing 757-200 aircraft are relatively new, narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, all of which are leased, have an average age of approximately 3 years and meet Stage 3 noise requirements. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. In addition, the Company's Boeing 757-200s have the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between December 2001 and September 2022, subject to the Company's right to extend each lease for varying terms.

Saab 340B Aircraft
The Company's nine Saab 340B aircraft are commuter aircraft with two turboprop engines. These 34-seat aircraft have an average age of approximately 11 years. The Company leases all of these aircraft.

New Aircraft Acquisitions
In the second quarter of 2000, the Company entered into a series of agreements to acquire 39 new Boeing 737-800 aircraft, and 10 new Boeing 757-300 aircraft. These aircraft will have Boeing's latest technology and are significantly more fuel-efficient than the Company's existing 3-engine fleets. The Company expects to achieve significant operating cost savings with the introduction of these new aircraft, resulting from reduced fuel consumption, transition from three-person to two-person cockpit crews and improved reliability. The Company expects delivery of these aircraft to begin in May 2001 and to be substantially complete by December 2002.

Although Lockheed L-1011 and Boeing 727-200 aircraft are subject to the FAA's Aging Aircraft program, the Company does not currently expect that its cost of compliance for these aircraft will be material. See "- Regulation."

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

Maintenance and Support

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 120,000 square-foot facility was designed to meet the maintenance needs of the Company's fleet and to provide supervision and control of purchased maintenance services. The Company has approximately 1,270 employees supporting its maintenance and technical efforts.

The Company currently maintains 15 permanent maintenance facilities, including its Indianapolis facility. In addition, the Company utilizes "road teams," which are dispatched primarily as charter flight operations require to arrange and supervise maintenance services at temporary locations. The Company also uses road teams to supervise all maintenance not performed in-house.






Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees, which applied to approximately 33.5%, 34.8% and 45.0%, respectively, of consolidated revenues in 2000, 1999 and 1998. The Company engaged in a fuel-hedging program from 1998 to mid-1999, which hedged a portion of its scheduled service fuel exposure during that time period. The Company re-established its fuel-hedging program in the third quarter of 2000 and expects to continue this program in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses - Fuel and Oil."

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

The Company also competes against several U.S. and foreign charter airlines. In the United States, these charter airlines are smaller in size than the Company. In Europe, several charter airlines are as large or larger than the Company. Certain European charter airlines are affiliates of large scheduled airlines or tour operators.

Competition for Military/Government Charter Services
The Company competes for military and other government charters with primarily smaller U.S. airlines. The allocation of U.S. military air transportation contracts is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use to the military, among other factors.

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

Employees

As of December 31, 2000, the Company had approximately 7,800 full and part-time employees, approximately 2,675 of whom were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA"), and the Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with the AFA was ratified in April 2000 and will become subject to amendment in October 2004. The current collective bargaining agreement with ALPA became subject to amendment, but did not expire, in September 2000. The Company began negotiations with ALPA in the second quarter of 2000 to amend the collective bargaining agreement, and negotiations are currently in progress.

The Company's flight dispatchers elected the Transport Workers Union ("TWU") to represent them in October 1999, and a collective agreement was ratified in August 2000, which will become subject to amendment in August 2004.

The Company believes that relations with its employees are good. Any prolonged dispute with employees, whether or not represented by a union, could have an adverse impact on the Company's operations.

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

At the Company's aircraft maintenance facilities, materials are used that are regulated as hazardous under federal, state or local laws. The Company is required to maintain programs to protect the safety of the employees who use these materials and to manage and dispose of any waste generated by the use of these materials in compliance with these laws. More generally, the Company is also subject at these facilities to federal, state and local regulations relating to protection of the environment and to discharge of material into the environment. The Company does not expect that the costs associated with ongoing compliance with any of these regulations will have a material impact on the Company's capital expenditures, earnings or competitive position. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for instance, imposing additional requirements or restrictions on operations.

Based upon bilateral aviation agreements between the U.S. and other nations, and, in the absence of such agreements, comity and reciprocity principles, the Company, as a charter carrier, is generally not restricted as to the frequency of its flights to and from most foreign destinations. However, these agreements generally restrict the Company to the carriage of passengers and cargo on flights which either originate in the U.S. and terminate in a single foreign nation, or which originate in a single foreign nation and terminate in the U.S. The civil aeronautics authorities in the relevant countries must generally specifically approve proposals for any additional charter service. Approval of such requests is typically based on considerations of comity and reciprocity and cannot be guaranteed.

The Company believes it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier-operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company.

Environmental Matters

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. In general, the Company is prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 2000, the Company's entire fleet met Stage 3 requirements.

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

The Company's Maintenance and Engineering Center is also located at Indianapolis International Airport. This 120,000-square-foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. The Indianapolis Maintenance and Engineering Center is an FAA-certificated repair station and has the capability to perform routine and non-routine maintenance on the Company's aircraft.

In 1995, the Company leased Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. The Company has completed significant improvements to this leased property, which is used to provide line maintenance for the Boeing 757-200 and Boeing 727-200 narrow-body fleets. The Company also leases an 18,700-square-foot reservation facility located near Chicago's O'Hare Airport. During the second quarter of 1999, the Company completed construction of a 120,000-square-foot building immediately adjacent to the Company's hangar at Indianapolis International Airport. This facility is used primarily by operations and maintenance staff. The Company routinely leases various properties at airports for use by passenger service, flight operations and maintenance staffs.

At December 31, 2000, ATA and Chicago Express were certified to operate a fleet of 67 aircraft. The following table summarizes the ownership characteristics of each aircraft type operated by the Company as of the end of 2000.




                                                          Owned (Encumbered
                                            Owned          -Pledged on Bank       Leased (Fixed      Operating-Lease
                                         (Unencumbered)  Facility or Other Debt)      Buy-out)         (No Buy-out)           Total

Boeing 727-200ADV                                 3                       10              11                  -                24

Boeing 757-200ER                                  -                        -              13                  2                15

Lockheed L-1011-50/100                            1                       12              -                   1                14

Lockheed L-1011-500                               1                        4              -                   -                 5

Saab 340B                                         -                        -              9                   -                 9

TOTAL                                             5                       26              33                  3                67



Item 3.    Legal Proceedings

Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are routine and incidental to the Company's business. The majority of these lawsuits are covered by insurance. To the knowledge of management, none of these claims involve a claim for damages in excess of 10 percent of the assets of the Company, is a material proceeding under Federal or state environmental laws or is an environmental proceeding brought by a governmental authority involving potential monetary sanctions in excess of $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.




PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The  Company's  common stock is quoted on the Nasdaq  National  Market under the
symbol   "AMTR."  The  Company   had  255  and  272   registered   shareholders,
respectively, at December 31, 2000 and 1999.

                                                                      Year Ended December 31, 2000

Market Prices of Common Stock                                 High                 Low                 Close
                                                              ----                 ---                 -----

First Quarter                                                19  3/8             13  5/8              17  7/8

Second Quarter                                               18  7/16             8  5/8              12  7/16

Third Quarter                                                13  7/8             10                   10 15/16

Fourth Quarter                                               15                   9                   14  1/2

                                                                      Year Ended December 31, 1999

Market Prices of Common Stock                                 High                 Low                 Close
                                                              ----                 ---                 -----
First Quarter                                                28  1/8             18  1/2              19

Second Quarter                                               25                  18  7/8              24  5/8

Third Quarter                                                27  1/2             18  1/2              18  3/4

Fourth Quarter                                               22                  16  1/2              19  3/8


No dividends have been paid on the company's common stock since becoming publicly held.

On September 20, 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred, International Lease Finance Corporation ("ILFC"), is entitled to cumulative quarterly dividends at an annual rate of 5% on the liquidation amount ($100,000 per share) of Series B Preferred. The Series B Preferred is convertible into shares of Amtran common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B Preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015. Shares of Series B Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series B Preferred, (2) if six quarterly dividends go unpaid, the owner of Series B Preferred, together with the owner of Series A Preferred (as defined below) and the owners of any other preferred stock ranking equal to Series B Preferred, will be entitled to elect at the next annual shareholders meeting twenty-five percent of the Company's Board of Directors, but no less than two directors and
(3) increases in the number of authorized shares of Series B Preferred and authorizations of preferred stock ranking senior to Series B Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock.

On December 28, 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred, Boeing Capital Corporation, Inc. ("BCC") is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with net proceeds of a public offering of the Company's common stock. Shares of Series A Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series A Preferred, (2) if three semiannual dividends go unpaid, the owner of Series A Preferred, together with the owner of Series B Preferred and the owners of any other preferred stock ranking equal to Series A Preferred, will be entitled to elect at the next annual shareholders meeting, twenty-five percent of the Company's Board of Directors, but no less than three directors, (3) approval of (a) an acquisition by the Company or one of its subsidiaries of assets and liabilities from a third party the net asset value of which equals ten percent of the Company's net consolidated assets in its most recent publicly available balance sheet or (b) a merger by the Company or one of its subsidiaries with a third party involving an acquisition or disposition of more than ten percent of the Company's consolidated net assets in its most recent publicly available balance sheet (other than a disposition of all the Company's L-1011 or Boeing 727 aircraft) that, in either case, results in a downgrade of the Company's credit rating by Moody's to "C1" or by Standard & Poor's to "C+", unless the Company offers to redeem the Series A Preferred prior to that transaction at a price equal to the liquidation amount plus accrued and unpaid dividends to the redemption date and
(4) increases in the number of authorized shares of Series A Preferred and authorizations of preferred stock ranking senior to Series A Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock. The Company has the right on any date on which dividends are payable to exchange in whole but not in part subordinated notes for shares of Series A Preferred; the principal amount of any exchanged subordinated notes will equal the liquidation amount of the shares of Series A Preferred, plus any accrued and unpaid dividends.

The issuance and sale of the Series A and Series B Preferred are exempt from registration requirements under Section 4(2) of the Securities and Exchange Act of 1933, which applies to private offerings of securities. The proceeds of the issuances of the Series A Preferred and the Series B Preferred were used to finance aircraft deposits on Boeing 757-300 and Boeing 737-800 aircraft ordered by the Company.

Item 6.   Selected Consolidated Financial Data - (Unaudited)

The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes.

                       Amtran, Inc.
                     Five-Year Summary
                  Year Ended December 31,

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data and ratios)        2000           1999           1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
  Operating revenues                                          $ 1,291,553      $1,122,366    $ 919,369    $ 783,193    $ 750,851
  Operating expenses                                            1,288,983       1,032,339      843,996      769,709      786,907
  Operating income (loss) (1)                                       2,570          90,027       75,373       13,484      (36,056)
  Income (loss) before taxes                                      (19,931)         77,797       67,210        6,027      (39,581)
  Net income (loss) available to common shareholders (3)          (15,699)         47,342       40,081        1,572      (26,674)
  Net income (loss) per share - basic (2)                           (1.31)           3.86         3.41         0.14        (2.31)
  Net income (loss) per share - diluted (2)                         (1.31)           3.51         3.07         0.13        (2.31)

Balance Sheet Data (at end of period):
  Property and equipment, net                                   $ 662,046       $ 511,832    $ 329,332    $ 267,681    $ 224,540
  Total assets                                                  1,032,430         815,281      594,549      450,857      369,601
  Total debt                                                      457,949         347,871      246,671      191,804      149,371
  Redeemable preferred stock                                       80,000               -            -            -            -
  Shareholders' equity                                            124,654         151,376      102,751       56,990       54,744
  Ratio of total debt to shareholders' equity                        3.67            2.30         2.40         3.37         2.73
  Ratio of total liabilities to shareholders' equity                 6.64            4.39         4.79         6.91         5.75

Selected Operating Statistics for Consolidated Passenger
Services: (4)
  Revenue passengers carried (thousands)                          8,006.1         7,044.6      6,168.3      5,307.4      5,680.5
  Revenue passenger miles (millions)                             11,816.8        10,949.0      9,758.1      8,986.0      9,172.4
  Available seat miles (millions)                                16,390.1        15,082.6     13,851.7     12,647.7     13,295.5
  Passenger load factor                                             72.1%           72.6%        70.5%        71.0%        69.0%



(1) In the third quarter of 1996 and fourth quarter of 2000, the Company recorded $4.7 million and $2.2 million, respectively, in losses on the disposal of leased and owned assets associated with the reconfiguration of its fleet.

(2) In 1997, the Company adopted Financial Accounting Standards Board Statement 128, "Earnings per Share," which established new standards for the calculation and disclosure of earnings per share. Loss per share for 1996 was restated to conform to the new standards under Statement 128.

(3) Preferred stock dividends of $375,000 were paid in the fourth quarter of 2000.

(4) Operating statistics pertain only to ATA and Chicago Express and do not include information for other operating subsidiaries of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. The Company, through its principal subsidiary, ATA, has been operating for 28 years and is the 11th largest U.S. passenger airline in terms of 2000 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia and John F. Kennedy Airports, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle and Minneapolis-St Paul. Chicago Express also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

The Company generated operating income of $2.6 million, and a net loss of $15.3 million, for the year ended December 31, 2000. Profitability in 2000 was severely impacted by fuel prices, which averaged nearly 50% more per gallon than in 1999, and the Company's fleet, which is generally older and less fuel-efficient. Both the Lockheed L1011 and the Boeing 727-200 aircraft operate with three engines, compared to more fuel-efficient new aircraft that are powered by two more technologically advanced engines.

In May 2000, the Company placed an order for 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft. These aircraft will be equipped with Boeing's latest technology and equipment, and are significantly more fuel-efficient than the Company's current three-engine aging aircraft. Delivery of the new aircraft is scheduled to begin in May 2001 and to be substantially completed by December 2002.






Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, consolidated oper-ating revenues and expenses expressed as cents per ASM.

                                                                              Cents per ASM
                                                                          Year Ended December 31,
                                                                 2000               1999               1998
                                                                 ----               ----               ----
Consolidated operating revenues:
                                                                 7.88               7.44               6.64

Consolidated operating expenses:
     Salaries, wages and benefits                                1.81               1.67               1.52
     Fuel and oil                                                1.68               1.13               0.99
     Depreciation and amortization                               0.76               0.64               0.57
     Handling, landing and navigation fees                       0.59               0.59               0.54
     Aircraft rentals                                            0.44               0.39               0.38
     Aircraft maintenance, materials and repairs                 0.43               0.37               0.39
     Crew and other employee travel                              0.40               0.33               0.30
     Ground package cost                                         0.31               0.33               0.14
     Passenger service                                           0.28               0.26               0.24
     Commissions                                                 0.24               0.26               0.21
     Other selling expenses                                      0.22               0.19               0.16
     Advertising                                                 0.13               0.12               0.13
     Facilities and other rentals                                0.10               0.09               0.07
     Other                                                       0.47               0.47               0.45
Total consolidated operating expenses                            7.86               6.84               6.09

Consolidated operating income                                    0.02               0.60               0.55


ASMs (in thousands)                                        16,390,101         15,082,630         13,851,731



The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM.

                                                   Year Ended December 31,
                                        2000               1999                 1998
                                        ----               ----                 ----
Airline and Other

     Operating revenue (000s)        $1,192,984         $1,022,541          $  897,884
     RASM (cents)                          7.28               6.78                6.48
     Operating expense (000s)        $1,178,737         $  929,898          $  822,468
     CASM (cents)                          7.19               6.17                5.94

ATALC
     Operating revenue (000s)         $  98,569          $  99,825          $   21,485
     RASM (cents)                          0.60               0.66                0.16
     Operating expense (000s)         $ 110,246         $  102,441          $   21,528
     CASM (cents)                          0.67               0.67                0.15


Year Ended December 31, 2000, Versus Year Ended December 31, 1999

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


                                                        Twelve Months Ended December 31,
                                              2000           1999         Inc (Dec)      % Inc (Dec)
                                              ------------------------------------------------------
Departures Jet                               55,714          50,207           5,507            10.97
Departures J31/Saab (a)                      18,985          17,716           1,269             7.16
                                             ------          ------           -----             ----
     Total Departures (b)                    74,699          67,923           6,776             9.98
                                             ------          ------           -----             ----

Block Hours Jet                             172,824         157,481          15,343             9.74
Block Hours J31/Saab                         18,708          17,979             729             4.05
                                             ------          ------             ---             ----
     Total Block Hours (c)                  191,532         175,460          16,072             9.16
                                            -------         -------          ------             ----


RPMs Jet (000s)                          11,760,135      10,913,081         847,054             7.76
RPMs J31/Saab (000s)                         56,669          35,922          20,747            57.76
                                             ------          ------          ------            -----
     Total RPMs (000s) (d)               11,816,804      10,949,003         867,801             7.93
                                         ----------      ----------         -------             ----

ASMs Jet (000s)                          16,295,730      15,025,000       1,270,730             8.46
ASMs J31/Saab (000s)                         94,371          57,630          36,741            63.75
                                             ------          ------          ------            -----
     Total ASMs (000s) (e)               16,390,101      15,082,630       1,307,471             8.67
                                         ----------      ----------       ---------             ----

Load Factor Jet                               72.17           72.63           (0.46)           (0.63)
Load Factor J31/Saab                          60.05           62.33           (2.28)           (3.66)
                                              -----           -----           -----            -----
     Total Load Factor (f)                    72.10           72.59           (0.49)           (0.68)
                                              -----           -----           -----            -----

Passengers Enplaned Jet                   7,686,077       6,838,339         847,738            12.40
Passengers Enplaned J31/Saab                320,062         206,304         113,758            55.14
                                            -------         -------         -------            -----
     Total Passengers Enplaned (g)        8,006,139       7,044,643         961,496            13.65
                                          ---------       ---------         -------            -----

Revenue $ (000s)                          1,291,553       1,122,366         169,187            15.07
RASM in cents (h)                              7.88            7.44            0.44             5.91
CASM in cents (i)                              7.86            6.84            1.02            14.91
Yield in cents (j)                            10.93           10.25            0.68             6.63


See footnotes (c) through (j) on page 20.

(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, South Bend and Madison as the ATA Connection, using Saab 340B propeller aircraft. During 1999, Chicago Express operated nine 19-seat Jetstream aircraft. During the first three quarters of 2000, Chicago Express replaced the Jetstream aircraft with nine 34-seat Saab 340B aircraft. As of September 30, 2000, all Jetstream aircraft had been removed from revenue service.

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

(f) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and military/government charter, load factor is less relevant because the Company sells an entire aircraft instead of individual seats. Since both costs and revenues are largely fixed for these types of charter flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

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





Operating Revenues

Total operating revenues in 2000 increased 15.2% to $1.292 billion from $1.122 billion in 1999. This increase was due to a $128.7 million increase in scheduled service revenues, a $62.3 million increase in military/government charter revenues and a $1.7 million increase in ground package revenues, offset by a $6.4 million decrease in other revenues and a $17.1 million decrease in commercial charter revenues.

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



                                                        Twelve Months Ended December 31,
                                              2000           1999         Inc (Dec)      % Inc (Dec)
                                              ------------------------------------------------------
Departures Jet                               40,892          35,402           5,490            15.51
Departures J31/Saab (a)                      18,985          17,716           1,269             7.16
                                             ------          ------           -----             ----
     Total Departures (b)                    59,877          53,118           6,759            12.72
                                             ------          ------           -----             ----

Block Hours Jet                             118,473         104,555          13,918            13.31
Block Hours J31/Saab                         18,708          17,979             729             4.05
                                             ------          ------             ---             ----
     Total Block Hours (c)                  137,181         122,534          14,647            11.95
                                            -------         -------          ------             ----


RPMs Jet (000s)                           7,700,639       6,828,181         872,458            12.78
RPMs J31/Saab (000s)                         56,669          35,922          20,747            57.76
                                             ------          ------          ------            -----
     Total RPMs (000s) (d)                7,757,308       6,864,103         893,205            13.01
                                         ----------      ----------         -------             ----

ASMs Jet (000s)                          10,025,603       8,809,564       1,216,039            13.80
ASMs J31/Saab (000s)                         94,371          57,630          36,741            63.75
                                             ------          ------          ------            -----
     Total ASMs (000s) (e)               10,119,974       8,867,194       1,252,780            14.13
                                         ----------      ----------       ---------             ----

Load Factor Jet                               76.81           77.51           (0.70)           (0.90)
Load Factor J31/Saab                          60.05           62.33           (2.28)           (3.66)
                                              -----           -----           -----            -----
     Total Load Factor (f)                    76.65           77.41           (0.76)           (0.98)
                                              -----           -----           -----            -----

Passengers Enplaned Jet                   5,873,598       4,878,643         994,955            20.39
Passengers Enplaned J31/Saab                320,062         206,304         113,758            55.14
                                            -------         -------         -------            -----
     Total Passengers Enplaned (g)        6,193,660       5,084,947       1,108,713            21.80
                                          ---------       ---------         -------            -----

Revenue $ (000s)                            753,301         624,647         128,654            20.60
RASM in cents (h)                              7.44            7.04            0.40             5.68
CASM in cents (i)                              9.71            9.10            0.61             6.70
Yield in cents (j)                           121.62          122.84           (1.22)           (0.99)



See footnotes (a) through (j) on pages 19 and 20.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 2000 increased 20.6% to $753.3 million from $624.6 million in 1999. Scheduled service revenues were 58.3% of consolidated revenues in 2000, as compared to 55.7% of consolidated revenues in 1999.

The Company's scheduled service at Chicago-Midway accounted for approximately 63.5% of scheduled service ASMs and 83.5% of scheduled service departures in 2000, as compared to 56.7% and 77.2%, respectively, during 1999. During the second and third quarters of 2000, the Company began operating nonstop flights to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul, none of which were served in the comparable periods of 1999. In addition to this new service, the Company served the following existing jet markets in both years: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport (seasonal), New York's LaGuardia Airport, Orlando, Phoenix, St. Petersburg, San Francisco, San Juan and Sarasota.

In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express Airlines, Inc., which then operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. Chicago Express began service to South Bend, Indiana, in October 2000, and ceased flying to Lansing, Michigan, in November 2000. In the first three quarters of 2000, Chicago Express completed the replacement of nine 19-seat Jetstream 31 aircraft with nine 34-seat Saab 340B aircraft. All Jetstream aircraft were removed from revenue service by September 30, 2000, and are currently being returned to the lessors.

The Company anticipates that its Chicago-Midway operation will represent an increasing proportion of its scheduled service business in 2001 and beyond. The Company operated 94 peak daily jet and commuter departures from Chicago-Midway in 2000, as compared to 67 in 1999, and served 25 destinations on a nonstop basis in 2000, as compared to 22 nonstop destinations served in 1999. In order to accommodate the growth in jet departures in the existing terminal, in October 2000 Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal. This change has allowed the Company to convert the former Chicago Express gate to a jet departure gate, which will permit further expansion of jet departures in the current concourse facilities.

The Company presently expects to occupy 12 jet gates and one commuter aircraft gate on the new Chicago-Midway airport concourses. Eight of the gates which the Company will occupy are expected to open in late 2001 and five additional gates are expected to be available for use by the Company in 2004. The Company is currently investing in new passenger processing technology for use in the new terminal and expects to occupy ticketing and passenger check-in space in the newly constructed Chicago-Midway terminal in the first week of March 2001. In addition, the Company has begun construction of a FIS facility at Chicago-Midway, from which it plans to commence nonstop international services in late 2001. Due to the importance of Chicago-Midway to the Company's scheduled service route network, the initial deliveries of new aircraft are expected to be used primarily in the Chicago-Midway hub.

The Company's Hawaii service accounted for 17.0% of scheduled service ASMs and 4.3% of scheduled service departures in 2000, as compared to 18.5% and 4.7%, respectively, in 1999. The Company provided nonstop service in both years from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The majority of seats in these markets are sold to independent tour operators, while the company distributes the remaining seats through its normal scheduled service channels.

The Company's Indianapolis service accounted for 12.2% of scheduled service ASMs and 8.8% of scheduled service departures in 2000, as compared to 14.0% and 10.8%, respectively, in 1999. In both years, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles (service was discontinued as of August 2000), Orlando, St. Petersburg and Sarasota. The Company has served Indianapolis for 28 years through the Ambassadair Travel Club and through scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its schedule and flight frequencies from time to time. The Company, in cooperation with a tour operator partner, began nonstop service to Hawaii from Chicago-O'Hare International Airport and New York's John
F. Kennedy International Airport in December of 2000.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to customer-designated destinations throughout the world. Commercial charter revenues accounted for 19.1% of consolidated revenues in 2000 as compared to 23.5% in 1999.

During the last several years, the Company has deployed additional aircraft into its rapidly growing scheduled service markets, reducing the availability of aircraft capacity for commercial and military/government charter flying. The Company has addressed its seat capacity limitations in the commercial and military/government charter businesses through the acquisition of long-range Lockheed L-1011-500 aircraft. Although Lockheed L-1011-500 maintenance procedures and cockpit design are similar to the Company's fleet of Lockheed L-1011-50 and 100 aircraft, they differ operationally in that their
10-to-11-hour range permits them to operate nonstop to parts of Asia, South America and Central and Eastern Europe using an all-coach seating configuration preferred by the U.S. military and most of the Company's commercial charter customers. The deployment of these aircraft into the Company's fleet has increased the available seat capacity for the commercial and military/government charter business units in addition to opening new long-range market opportunities. The Company also uses several of these aircraft for scheduled service to and from Hawaii.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                    Twelve Months Ended December 31,
                                          2000            1999       Inc (Dec)     % Inc (Dec)
                                          ----------------------------------------------------

Departures (b)                           9,722          10,212           (490)          (4.80)
Block Hours (c)                         34,356          37,119         (2,763)          (7.44)
RPMs (000s) (d)                      2,687,051       3,253,165       (566,114)         (17.40)
ASMs (000s) (e)                      3,610,413       4,129,966       (519,553)         (12.58)
Passengers Enplaned (g)              1,472,340       1,753,237       (280,897)         (16.02)
Revenue $ (000s)                       246,705         263,766        (17,061)          (6.47)
RASM in cents (h)                         6.83            6.39           0.44            6.89
RASM less fuel escalation (l)             6.47            6.35           0.12            1.89


See footnotes (b) through (h) on pages 19 and 20.

(l) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low- frequency but repetitive domestic and international flights between city pairs, which support high-passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed-city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $192.8 million in revenues in 2000, as compared to $193.8 million in 1999.

Specialty charter is a product that is designed to meet the unique requirements of a customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates trips in an all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type that provides the most economical solution for those requirements. Specialty charter accounted for approximately $31.5 million in revenues in 2000, as compared to $40.0 million in 1999.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government charter operations of the Company.


                                                   Twelve Months Ended December 31,
                                          2000          1999        Inc (Dec)     % Inc (Dec)
                                          ---------------------------------------------------
Departures (b)                           4,961         4,444              517          11.63
Block Hours (c)                         19,443        15,354            4,089          26.63

RPMs (000s) (d)                      1,339,545       818,627          520,918          63.63
ASMs (000s) (e)                      2,605,791     2,027,471          578,320          28.52
Passengers Enplaned (g)                329,200       199,013          130,187          65.42
Revenue $ (000s)                       188,556       126,213           62,343          49.40
RASM in cents (h)                         7.24          6.23             1.01          16.21
RASM less fuel escalation (m)             6.88          6.21             0.67          10.79


See footnotes (b) through (h) on pages 19 and 20.

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

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Short-term expansion flying is generally offered to airlines on very short notice.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to decrease to approximately $141.6 million for the contract year ending September 2001. This represents a 16.5 % decrease from $169.5 million earned in the contract year ending September 2000.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company traditionally marketed these ground packages to its Ambassadair Travel Club members and to its scheduled service passengers through its ATA Vacations subsidiary. However, since the acquisition of new tour operator businesses in the Detroit area in 1999, the Travel Charter and Key Tours brands in Detroit have accounted for a significant portion of the Company's ground package sales.

The Company's Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 38,500 individual and family members annually. ATA Leisure Corp. offers numerous ground accommodations to the general public in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company.

In 2000, ground package revenues increased 2.7% to $59.8 million, as compared to $58.2 million in 1999. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company. Other revenues decreased 13.1% to $43.1 million in 2000, as compared to $49.6 million in 1999.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in 2000 increased 17.6% to $297.0 million from $252.6 million in 1999.

The Company increased its average equivalent employees by approximately 20.4% between 2000 and 1999. This growth was most significant in categories of employees that are influenced directly by flight activity, such as flight crews and maintenance staff. Beginning in May 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the Company experienced a corresponding reduction in handling, landing and navigation fees. Some further employment growth in 2000 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities and in other staff groups primarily involved in delivering services to the Company's customers. Staff increases also occurred for Chicago Express as a result of increased passengers boarded due to the conversion from 19-seat to 34-seat aircraft in the first nine months of 2000. The Company was also adversely affected by a significant increase in employee benefit costs in 2000, as compared to 1999.

These increases in salaries, wages and benefits costs were partially offset by the elimination of employee incentive awards in 2000. In 1999, the Company expensed $6.4 million in accrued incentive awards while no incentive awards were earned in 2000.

Fuel and Oil. Fuel and oil expense increased 60.8% to $274.8 million in 2000, as compared to $170.9 million in 1999. The Company consumed 8.1% more gallons of jet fuel for flying operations between 2000 and 1999, which resulted in an increase in fuel expense of approximately $14.1 million between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 172,824 jet block hours in 2000, as compared to 157,481 jet block hours in 1999, an increase of 9.7% between years.

During 2000, the Company's average cost per gallon of jet fuel consumed increased by 49.7% as compared to 1999, resulting in an increase in fuel and oil expense of approximately $91.6 million between periods. The Company contacts with most commercial charter customers, the U.S. military, and with certain bulk seat purchasers to provide for fuel escalation revenue, which partially offset the impact of higher fuel prices. In 2000, the Company recognized $26.4 million in fuel escalation revenue, as compared to $1.8 million recognized in 1999.

The Company implemented a fuel hedge program beginning in the third quarter of 2000. This program currently consists of swap agreements for heating oil. The company uses heating oil swaps to hedge its jet fuel risk because heating oil trades publicly on an exchange and is a refined oil product like jet fuel. Heating oil and jet fuel also demonstrate a strong price correlation. As of December 31, 2000, the Company has entered into swap agreements for approximately 13.6 million gallons of heating oil for future delivery between January 2001 and September 2001, which represents approximately 6.3% of total expected fuel consumption for that period.

The Company expects that high prices for jet fuel will continue to negatively impact its profitability in future quarters. The Company expects to begin generating significant fuel consumption savings, however, as it introduces its new fleet of Boeing 737-800 and 757-300 aircraft between 2001 and 2003. The twin-engine Boeing 737-800 aircraft are expected to burn 40% fewer gallons per block hour than the Company's three-engine Boeing 727-200 aircraft. The Company estimates that, as compared to the actual fuel burn of its Boeing 727-200 fleet in 2000, had that flying been done by a fleet of Boeing 737-800 aircraft, fuel consumption savings would have been approximately $42.8 million at fuel prices prevailing in 2000. Future fuel consumption savings will vary according to the actual price of jet fuel, and the Company will not realize the full benefit of this higher fuel efficiency until the fleet transition is completed in 2003.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 30.2% to $125.0 million in 2000, as compared to $96.0 million in 1999.

Depreciation expense attributable to owned airframes, engines and leasehold improvements increased $9.3 million in 2000, as compared to 1999. The Company added four owned L-1011-500s, to the Company's fleet from late 1999 through 2000. The Company also purchased seven hushkits for 727-200 aircraft and two spare engines for the L-1011-500s late in 1999 through 2000. The Company also increased its investment in rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for amortization of inventory obsolescence and debt issue costs between years. These changes resulted in an increase in depreciation expense of $8.4 million in 2000, as compared to 1999.

Amortization of capitalized engine and airframe overhauls increased $8.5 million in 2000, as compared to 1999, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Lockheed L-1011 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls in 2000 for the Boeing 727-200 and Lockheed L-1011 fleets. Rolls-Royce-powered Boeing 757-200 aircraft, thirteen of which were delivered new from the manufacturer since late 1995, are starting to generate engine and airframe overhaul expense. This resulted in a $1.2 million increase in amortization costs between periods.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures increased $2.5 million in 2000, as compared to 1999. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

The current depreciable life of assets related to the L1011-50 and 100 aircraft assumes a common retirement date for the fleet of December 31, 2004. With continuously increasing repair costs and the fuel-inefficiency of this fleet, the Company has begun re-evaluating this decision. The Company is considering retiring each L1011-50 and 100 aircraft prior to its next scheduled heavy maintenance check. To ensure the correct economic decision, the Company is performing an extensive analysis of expected revenue generation and operating cost of each aircraft in this fleet. As of December 31, 2000, this analysis is not yet complete. Two aircraft in the fleet are scheduled for heavy maintenance checks in the first quarter of 2001. These aircraft cannot be operated past these dates unless the necessary scheduled heavy maintenance is performed. As of December 31, 2000, the Company is uncertain whether this required maintenance will be performed or whether these two aircraft will be retired. The net book value of these two aircraft less anticipated salvage value, as of December 31, 2000 was approximately $5.6 million.

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

Handling, landing and navigation fees increased by 9.1% to $97.4 million in 2000 as compared to $89.3 million in 1999. The total number of system-wide jet departures between 2000 and 1999 increased by 11.0% to 55,714 from 50,207. The lower rate of growth in handling costs in 2000, as compared to the growth in departures, was partly due to the implementation of self-handling on the ramp at Chicago-Midway Airport beginning in May 2000, which was done with third-party contractors during all of 1999. A corresponding increase in salaries, wages & benefits attributable to self-handling was experienced during the remainder of 2000.

Aircraft Rentals. Aircraft rentals expense for 2000 increased 22.8% to $72.1 million from $58.7 million in 1999. The Company accepted delivery of six Boeing 757-200 aircraft from the manufacturer (two in the fourth quarter of 1999, two in June 2000 and two in November 2000), adding $10.8 million to aircraft rentals expense in 2000, as compared to 1999. Chicago Express aircraft rentals increased by $2.4 million in 2000 as compared to 1999, due to the replacement of 19-seat Jetstream aircraft with 34-seat Saab 340B aircraft. The Company also incurred $2.8 million in higher rentals in 2000, as compared to 1999, due to the lease of spare engines to support the Boeing 757-200 and Lockheed L-1011-500 fleets. The Company purchased 12 Boeing 727-200 aircraft between the first quarter of 1999 and fourth quarter of 2000, which had previously been financed through operating leases, resulting in a decrease in aircraft rentals of $1.5 million between periods.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials & repair expense increased 26.6% to $70.4 million in 2000, as compared to $55.6 million in 1999.

The Company performed a total of 62 maintenance checks on its fleet during 2000 as compared to 53 in 1999. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $9.0 million between 2000 and 1999.

The Company recognized an increase in aircraft maintenance, materials and repairs of $2.5 million in 2000, as compared to 1999, due to the consolidation of the results of its wholly owned subsidiary, Chicago Express. The results of operation for Chicago Express were consolidated with the Company beginning in May 1999.

Crew and Other Employee Travel. Crew and other employee travel consists primarily of the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 32.4% to $65.8 million in 2000 as compared to $49.7 million in 1999.

Positioning and hotel costs increased significantly in 2000 due primarily to the substantial increase in military departures in 2000, as compared to 1999. Military flights often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. Also, due to heavy airline industry load factors in 2000, the Company paid higher average fares to position crews. Average hotel costs are higher for military operations since hotel rates at international locations generally exceed domestic U.S. hotel rates.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Leisure Corp. ("ATALC") customers. Ground package cost increased 3.9% to $50.9 million in 2000, as compared to $49.0 million in 1999. Ground package costs increased in proportion to the increase in ground package revenues.

Passenger Service. Passenger service expense includes the costs of onboard meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 2000 and 1999, catering represented 78.8% and 82.0%, respectively, of total passenger service expense.

The total cost of passenger service increased 16.3% to $45.6 million in 2000, as compared to $39.2 million in 1999. The Company experienced an increase of approximately 2.1% in the average unit cost of catering each passenger between 2000 and 1999, primarily because in 2000 there were relatively more military passengers in the Company's business mix, who are provided a more expensive catering product due to military catering specifications and the longer average duration of these flights. This resulted in a price-and-business-mix increase of $0.8 million in catering expense in 2000, as compared to 1999.

Total jet passengers boarded, however, increased 12.4% between years, resulting in approximately $3.7 million in higher volume-related catering expenses between the same sets of comparative periods.

In 2000, as compared to 1999, the Company experienced increased departure delays over 15 minutes of 34.3%. These irregular operations resulted in higher costs to handle inconvenienced passengers and misconnected baggage. In 2000, as compared to 1999, such costs were $2.6 million higher.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of vacation packages and single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense stayed constant at $39.1 million between 2000 and 1999.

The Company incurred higher military commissions expense of $4.4 million in 2000, as compared to 1999, which is consistent with growth in military revenues between years. These increases were largely offset by decreases in scheduled service commissions paid of $4.9 million due to an industry reduction in travel agency commission from 8.0% to 5.0% effective in the fourth quarter of 1999.

Other Selling Expenses. Other selling expenses comprise primarily fees paid to computer reservation systems ("CRS") for scheduled service bookings, credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 30.6% to $36.7 million in 2000, as compared to $28.1 million in 1999.

Approximately $6.3 million of this increase in 2000 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and because of an increase in rates charged by CRS systems for improved booking functionality. Credit card discount expense increased $3.0 million as compared to 1999, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment. Toll-free telephone services decreased by $0.8 million in 2000, as compared to 1999, due to billing rate reductions secured from related vendors.

Advertising. Advertising expense increased 18.3% to $22.0 million in 2000, as compared to $18.6 million in 1999. The Company routinely incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air and ground packages. Such expenses were higher in the spring and summer months of 2000, as advertising support was provided for the introduction of scheduled service to the new destinations of Boston, Seattle, Washington, D.C. and Minneapolis-St. Paul. Advertising also increased due to increased marketing emphasis on commuter and Florida markets in 2000.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 18.8% to $15.8 million in 2000, as compared to $13.3 million in 1999. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations.

Other Operating Expenses. Other operating expenses increased 5.7% to $76.3 million in 2000, as compared to $72.2 million in 1999. The purchase by ATALC of charter air services from airlines other than the Company was $7.5 million less in 2000 than in 1999 due to the increased utilization of the Company's own aircraft for ATALC charter programs. In 1999, the Company incurred $3.1 million in Chicago Express code share expenses, which were not incurred during any period in 2000. Other expenses included in this category increased in 2000 as a general rule with the increase in the Company's flight activity. Expenses increasing year over year included flight simulator rentals, professional fees, insurance and supplies. The Company also incurred higher costs associated with irregular flight operations in 2000, as compared to 1999.

Interest Income and Expense. Interest expense in 2000 increased to $31.5 million as compared to $21.0 million in 1999. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1999 of $75.0 million in principal amount of 10.5% unsecured senior notes. Interest expense of $7.7 million was recorded in 2000, applicable to these notes, which was not incurred in 1999.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $8.4 million in interest income in 2000, as compared to $5.4 million in 1999, when less cash was available for such investment.

Other Income. Other income decreased 82.4% to $0.6 million in 2000, as compared to $3.4 million in 1999. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization that provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February and December 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including the Company) that elected to participate in the offering. The Company recorded a gain of $1.7 million in the first quarter of 1999 and a similar gain of $1.3 million in the fourth quarter of 1999.

Income Tax Expense. In 2000, the Company recorded $4.6 million in income tax credits applicable to $19.9 million of pre-tax loss for that period, while in 1999 income tax expense was $30.5 million on pre-tax income of $77.8 million. The effective tax rate applicable to credits in 2000 was 23.1%, as compared to an effective tax rate of 39.2% in 1999.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of certain amounts paid for crew per diem (40% in 2000 and 45% in 1999). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to increase the effective rate as amounts of pre-tax income decrease and to decrease tax credit otherwise applicable to pre-tax losses.

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


                                                        Twelve Months Ended December 31,
                                                    1999           1998        Inc (Dec)      % Inc (Dec)
                                                    -----------------------------------------------------
Departures Jet                                    50,207         45,881           4,326             9.43
Departures J31 (a)                                17,716         16,388           1,328             8.10
                                                  ------         ------           -----             ----
     Total Departures (b)                         67,923         62,269           5,654             9.08
                                                  ------         ------           -----             ----

Block Hours Jet                                  157,481        144,237          13,244             9.18
Block Hours J31                                   17,979         16,166           1,813            11.21
                                                  ------         ------           -----            -----
     Total Block Hours (c)                       175,460        160,403          15,057             9.39
                                                 -------        -------          ------             ----

RPMs Jet (000s)                               10,913,081      9,727,097       1,185,984            12.19
RPMs J31 (000s)                                   35,922         30,991           4,931            15.91
                                                  ------         ------           -----            -----
     Total RPMs (000s) (d)                    10,949,003      9,758,088       1,190,915            12.20
                                              ----------      ---------       ---------            -----

ASMs Jet (000s)                               15,025,000     13,799,507       1,225,493             8.88
ASMs J31 (000s)                                   57,630         52,224           5,406            10.35
                                                  ------         ------           -----            -----
     Total ASMs (000s) (e)                    15,082,630     13,851,731       1,230,899             8.89
                                              ----------     ----------       ---------             ----

Load Factor Jet                                    72.63          70.49            2.14             3.04
Load Factor J31                                    62.33          59.34            2.99             5.04
                                                   -----          -----            ----             ----
     Total Load Factor (f)                         72.59          70.45            2.14             3.04
                                                   -----          -----            ----             ----

Passengers Enplaned Jet                        6,838,339      5,991,662         846,677            14.13
Passengers Enplaned J31                          206,304        176,604          29,700            16.82
                                                 -------        -------          ------            -----
     Total Passengers Enplaned (g)             7,044,643      6,168,266         876,377            14.21
                                               ---------      ---------         -------            -----

Revenue $ (000s)                               1,122,366        919,369         202,997            22.08
RASM in cents (h)                                   7.44           6.64            0.80            12.05
CASM in cents (i)                                   6.84           6.09            0.75            12.32
Yield in cents (j)                                 10.25           9.42            0.83             8.81


  See footnotes (a) through (j) on pages 19 and 20.

Operating Revenues

Total operating revenues in 1999 increased 22.0% to $1.122 billion from $919.4 million in 1998. This increase was due to a $113.4 million increase in scheduled service revenues, a $41.2 million increase in commercial charter revenues, a $35.0 million increase in ground package revenues, a $9.1 million increase in other revenues and a $4.3 million increase in military/government charter revenues.

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


                                                       Twelve Months Ended December 31,
                                              1999          1998       Inc (Dec)      % Inc (Dec)
                                              ---------------------------------------------------

Departures Jet                              35,402        31,237          4,165            13.33
Departures J31 (a)                          17,716        16,388          1,328             8.10
                                            ------        ------          -----             ----
     Total Departures (b)                   53,118        47,625          5,493            11.53
                                            ------        ------          -----            -----

Block Hours Jet                            104,555        92,263         12,292            13.32
Block Hours J31                             17,979        16,166          1,813            11.21
                                            ------        ------          -----            -----
     Total Block Hours (c)                 122,534       108,429         14,105            13.01
                                           -------       -------         ------            -----

RPMs Jet (000s)                          6,828,181     5,777,555      1,050,626            18.18
RPMs J31 (000s)                             35,922        30,991          4,931            15.91
                                            ------        ------          -----            -----
     Total RPMs (000s) (d)               6,864,103     5,808,546      1,055,557            18.17
                                         ---------     ---------      ---------            -----

ASMs Jet (000s)                          8,809,564     7,756,330      1,053,234            13.58
ASMs J31 (000s)                             57,630        52,224          5,406            10.35
                                            ------        ------          -----            -----
     Total ASMs (000s) (e)               8,867,194     7,808,554      1,058,640            13.56
                                         ---------     ---------      ---------            -----

Load Factor Jet                              77.51         74.49           3.02             4.05
Load Factor J31                              62.33         59.34           2.99             5.04
                                             -----         -----           ----             ----
     Total Load Factor (f)                   77.41         74.39           3.02             4.06
                                             -----         -----           ----             ----

Passengers Enplaned Jet                   4,878,643     4,094,454        784,189            19.15
Passengers Enplaned J31                     206,304       176,604         29,700            16.82
                                            -------       -------         ------            -----
     Total Passengers Enplaned (g)        5,084,947     4,271,058        813,889            19.06
                                          ---------     ---------        -------            -----

Revenue $ (000s)                            624,647       511,254        113,393            22.18
RASM in cents (h)                              7.04          6.55           0.49             7.48
Yield in cents (j)                             9.10          8.80           0.30             3.41
Revenue per segment $ (k)                    122.84        119.70           3.14             2.62


See footnotes (a) through (j) on pages 19 and 20. See footnote (k) on page 21.

Scheduled service revenues in 1999 increased 22.2% to $624.6 million from $511.3 million in 1998. Scheduled service revenues comprised 55.7% of consolidated revenues in 1999, as compared to 55.6% of consolidated revenues in 1998.

The Company's scheduled service at Chicago-Midway accounted for approximately 56.7% of scheduled service ASMs and 77.2% of scheduled service departures in 1999, as compared to 53.4% and 73.5%, respectively, during 1998. During 1998, the Company began nonstop service to New York's LaGuardia Airport, Dallas-Ft. Worth and Denver, which continued throughout 1999. During 1999, the Company began nonstop service to Philadelphia, which was not served during 1998. In addition to these new services, the Company served the following existing jet markets in both years: Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy International Airport, Orlando, Phoenix, St. Peters-burg, San Francisco and Sarasota. The Company's operations at Chicago-Midway continued to be the fastest growing portion of its scheduled service business in 1999. The Company operated a peak schedule of 67 daily jet and commuter departures from Chicago-Midway and served 22 destinations on a nonstop basis in the summer of 1999, as compared to 57 peak daily departures and 21 nonstop destinations served in the summer of 1998. In 1998, the Company completed a $1.7 million renovation of the existing terminal facilities at Chicago-Midway to enhance their attractiveness and convenience for its customers.

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


                                                   Twelve Months Ended December 31,
                                          1999          1998       Inc (Dec)      % Inc (Dec)
                                          ---------------------------------------------------
Departures (b)                          10,212         9,602            610             6.35
Block Hours (c)                         37,119        33,516          3,603            10.75
RPMs (000s) (d)                      3,253,165     3,009,638        243,527             8.09
ASMs (000s) (e)                      4,129,966     3,882,202        247,764             6.38
Passengers Enplaned (g)              1,753,237     1,617,901        135,336             8.36
Revenue $ (000s)                       263,766       222,571         41,195            18.51
RASM in cents (h)                         6.39          5.73           0.66            11.52
RASM less fuel escalation (l)             6.35          5.73           0.62            10.82



See footnotes (b) through (h) on pages 19 and 20. See footnote (l) on page 23.

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


                                                    Twelve Months Ended December 31,
                                          1999          1998        Inc (Dec)      % Inc (Dec)
                                          ----------------------------------------------------
Departures (b)                           4,444         4,447              (3)           (0.07)
Block Hours (c)                         15,354        16,389          (1,035)           (6.32)
RPMs (000s) (d)                        818,627       821,813          (3,186)           (0.39)
ASMs (000s) (e)                      2,027,471     1,963,069          64,402             3.28
Passengers Enplaned (g)                199,013       205,641          (6,628)           (3.22)
Revenue $ (000s)                       126,213       121,911           4,302             3.53
RASM in cents (h)                         6.23          6.21            0.02             0.32
RASM less fuel escalation (m)             6.21          6.35           (0.14)           (2.20)


See footnotes (b) through (h) on pages 19 and 20. See footnote (m) on page 24.

Ground Package Revenues. In 1999, ground package revenues increased 150.9% to $58.2 million, as compared to $23.2 million in 1998.

Effective January 31, 1999, the Company completed the acquisition of Travel Charter International ("TCI") in Detroit, Michigan (see "Financial Statements and Supplementary Data Notes to Consolidated Financial Statements - Note 13 - Acquisition of Businesses.") TCI provides tour packages, including ground arrangements, primarily to Mexican, Caribbean and Central American destinations during the winter season, and to Europe in the summer. Prior to the acquisition, the Company had a relationship with TCI as a major provider of passenger airline services for over 14 years. Approximately $15.6 million of the increase in ground package revenues was attributable to the incremental ground package revenues of TCI, none of which were included in the Company's results of operations in 1998.

Effective April 30, 1999, the Company completed the purchase of Key Tours, Inc. and affiliated companies, also a tour operator serving the Detroit metropolitan area (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 - Acquisition of Businesses.") Key Tours provides tour packages, including ground arrangements, to such leisure destinations as Las Vegas and Florida. The Company has had a relationship with Key Tours as a major provider of passenger airline services for over 15 years. Approximately $16.6 million of the increase in ground package revenues was attributable to the incremental ground package revenues of Key Tours, none of which were included in the Company's results of operations in 1998.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company. Other revenues increased 22.8% to $49.6 million during 1999, as compared to $40.4 million in 1998. The Company's other revenues increased primarily due to higher revenues earned in non-passenger airline businesses, especially cargo revenues which increased approximately $6.5 million, largely due to the acquisition of the remaining 50% of the Amber Air Freight partnership at the beginning of 1999 (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 - Acquisition of Businesses").

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits expense in 1999 increased 19.5% to $252.6 million, as compared to $211.3 million in 1998.

The Company increased its average equivalent employees by approximately 14.8% in 1999, as compared to 1998, in order to appropriately staff the Company's growth between periods. This growth was most significant in categories of employees, which are influenced directly by flight activity. Some employment growth in 1999 was also provided to improve customer service in targeted areas, such as at airport ticket counters, in reservations and in other departments primarily involved in delivering services to the Company's customers. The Company also recorded $6.7 million in additional salaries, wages and benefits in 1999 attributable to new companies acquired. The average rate of pay earned by the Company's employees (including all categories of salaries, wages and benefits) increased by approximately 4.1% in 1999 as compared to 1998.

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

During 1999, the Company's average cost per gallon of jet fuel consumed increased by 12.0% as compared to 1998, resulting in an increase in fuel and oil expense of approximately $18.0 million between years. This increase in fuel price was experienced generally in the airline industry as a result of significant increases in average crude oil and distillate market prices, as compared to 1998, particularly in the last two quarters of 1999.

The Company entered into fuel price hedge contracts during 1998 and the first six months of 1999 under which the Company sought to reduce the risk of fuel price increases. These hedges impacted fuel and oil expense by 1.8% and 1.2% in 1999 and 1998, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased 22.0% to $96.0 million in 1999, as compared to $78.7 million in 1998. The Company recorded goodwill amortization expense of $0.9 million in 1999 due to the acquisition of new businesses, which was not incurred in 1998.

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

As is more fully explained in Note 12 to the Consolidated Financial Statements, certain changes in accounting estimates for depreciation have been made by the Company. Effective July 1, 1998, the Company extended the estimated useful life of the 13 owned Lockheed L-1011-50 and 100 aircraft to a common retirement date of December 2004, and also reduced the estimated salvage value of the related airframes, engines and rotables. This change in estimate reduced depreciation expense in 1999 by $2.0 million, as compared to 1998. In addition, effective January 1, 1999, the Company extended the estimated useful lives of capitalized Boeing 727-200 airframes, engines and improvements, all leasehold improvements, and all rotable parts associated with this fleet, and reduced the associated estimated salvage values. The effect of this change in estimate was to reduce depreciation expense in 1999 by $4.6 million, as compared to 1998.

Handling, Landing and Navigation Fees. Handling, landing and navigation fees increased by 19.7% to $89.3 million in 1999, as compared to $74.6 million in 1998. The total number of system-wide jet departures between 1999 and 1998 increased by 9.4% to 50,207 from 45,881, resulting in approximately $6.8 million in volume-related handling and landing expense increases between periods. Many of these departures were to destinations with significantly higher handling costs and landing fees, and proportionately more such departures were made by wide-body L-1011 aircraft, which incur higher handling and landing costs per departure. These price and departure mix variances resulted in $4.7 million more handling and landing costs in 1999 than in 1998. The Company incurred approximately $1.1 million in higher deicing costs in 1999, as compared with 1998, attributable to the impact of more winter weather on flight operations in 1999 than in 1998. Additionally, the Company recorded approximately $1.4 million in higher cargo handling expenses in 1999, as compared to 1998, due to the acquisition of T.G. Shown Associates, Inc. in January 1999.

Aircraft Rentals. Aircraft rentals expense for 1999 increased 10.5% to $58.7 million from $53.1 million in 1998. The Company financed four and refinanced one additional Boeing 757-200 aircraft in 1999 with operating leases, including two aircraft delivered new from the manufacturer at the end of 1998, and two others delivered in October and November 1999, increasing aircraft rentals expense by $12.5 million in 1999, as compared to 1998. The Company also owned nine Boeing 727-200 aircraft during most of 1999, which had been financed through operating leases during most of 1998, thereby reducing aircraft rentals expense by $6.9 million between years.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense increased 3.5% to $55.6 million in 1999, as compared to $53.7 million in 1998. The Company expensed a total of 53 maintenance checks on its fleet during 1999, as compared to 51 in 1998. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $2.3 million between 1999 and 1998.

Crew and Other Employee Travel. The cost of crew and other employee travel increased 19.5% to $49.7 million in 1999, as compared to $41.6 million in 1998. During 1999, the Company's average full-time-equivalent cockpit and cabin crew employment was 9.7% higher than in 1998, while jet block hours flown increased by 9.2% between the same periods. The Company also experienced lower utilization of crewmembers due to the increase in military business. The average cost of hotel rooms per full-time-equivalent crewmember increased 17.6% in 1999, as compared to 1998. Such hotel costs increased primarily due to higher room rates paid in 1999.

Ground Package Cost. Ground package cost increased 151.3% to $49.0 million in 1999, as compared to $19.5 million in 1998. Approximately $27.3 million of this increase was attributable to the operations of Travel Charter and Key Tours in 1999, none of which costs were incurred in 1998.

Passenger Service. For 1999 and 1998, catering represented 82.0% and 84.1%, respectively, of total passenger service expense. The total cost of passenger service increased 15.3% to $39.2 million in 1999, as compared to $34.0 million in 1998. The Company experienced a decrease of approximately 2.7% in the average unit cost of catering each passenger between years, primarily because in 1999 there were relatively more scheduled service passengers in the Company's business mix, who are provided a less-expensive catering product than the Company's longer-stage-length commercial and military/government charter passengers. This resulted in a price-and-business-mix reduction of $1.0 million in catering expense in 1999, as compared to 1998. Total jet passengers boarded, however, increased 14.1% between years, resulting in approximately $3.9 million in higher volume-related catering expenses between the same sets of comparative periods.

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

Other Selling Expenses. Other selling expenses increased 27.1% to $28.1 million in 1999, as compared to $22.1 million in 1998. Scheduled service passengers boarded increased 19.1% between the same periods. All such selling expenses increased due to growth in the scheduled service and tour operator business units between periods.

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

Facilities and Other Rentals. The cost of facilities and other rentals increased 40.0% to $13.3 million in 1999, as compared to $9.5 million in 1998. Approximately $1.7 million of the growth in facilities costs between periods was attributable to the need to provide facilities at airport locations to support new scheduled service destinations and expanded services at existing destinations. Facility costs also increased $0.8 million as a result of the acquisition of new businesses.

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

Income Tax Expense. In 1999, the Company recorded $30.5 million in income tax expense applicable to $77.8 million of pre-tax income for that period, while in 1998, income tax expense was $27.1 million on pre-tax income of $67.2 million. The effective tax rate applicable to 1999 was 39.2%, as compared to 40.4% in 1998.

Liquidity and Capital Resources

Cash Flows. In 2000, 1999 and 1998, the net cash provided by operating activities was $111.7 million, $152.7 million and $151.5 million, respectively. The decrease in cash provided by operating activities between 1999 and 2000 was primarily attributable to lower earnings, partially offset by higher depreciation and amortization charges.

Net cash used in investing activities was $290.8 million, $305.7 million and $142.4 million, respectively, in the years ended December 31, 2000, 1999 and 1998. Such amounts primarily included capital expenditures totaling $263.5 million, $274.3 million and $175.4 million, respectively, for aircraft purchases and pre-delivery deposits, engine and airframe overhauls, airframe improvements, hushkit installations and the purchase of rotable parts. The Company recorded $144.2 million and $20.4 million in 2000 and 1999, respectively, for deposits applicable to aircraft scheduled for future delivery. In 1999, the Company recorded $74.2 million in capital expenditures related to the purchase and modification of five L-1011-500 aircraft and $41.5 million for the purchase of nine Boeing 727-200 aircraft that were previously leased.

Net cash provided by financing activities for the year ended December 31, 2000, 1999 and 1998, was $188.1 million, $100.3 million and $59.6 million, respectively. In all years, cash provided by financing activities was primarily attributable to proceeds from long-term debt, which in 2000 consisted primarily of $89.9 million in aircraft deposit finance facilities, $23.0 million in notes collateralized by two L-1011-500 aircraft and a $10.0 million mortgage secured by the Company's Indianapolis maintenance facility, and in 1999 consisted primarily of $75.0 million principal amount of unsecured senior notes, a $17.0 million special facility revenue bond and a $7.9 million note payable. In 1998, proceeds from long-term debt were comprised primarily of $125.0 million principal amount of unsecured senior notes and a $6.0 million special facility revenue bond. Also contributing to cash provided by financing activities were proceeds from the sale/leaseback of several new aircraft of $10.8 million, $6.9 million and $0.4 million in 2000, 1999 and 1998, respectively. In 2000, cash provided by financing activities also included the sale of $80.0 million of redeemable preferred stock. These cash inflows were offset by treasury stock purchases of $14.1 million, $8.6 million and $0.1 million in 2000, 1999 and 1998, respectively. Cash inflows were also offset by payments on long-term debt of $14.0 million in 2000 for scheduled monthly installment payments and the repayment of an advance from the City of Indianapolis obtained in 1995 and $1.6 million for scheduled monthly installment payments in 1999. In 1998, payments on long-term debt consisted primarily of a $34.0 million repayment of the bank credit facility, a $30.0 million repayment of a note payable and $7.5 million for other repayments.

Aircraft and Fleet Transactions. On May 4, 2000, the Company announced a series of preliminary agreements to obtain 39 Boeing 737-800 aircraft and ten Boeing 757-300 aircraft, as well as engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. During the second half of the year, the Company converted most of the preliminary agreements into firm commitments.

On June 30, 2000, the Company signed a purchase agreement with the Boeing Company to purchase the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The aircraft will be obtained directly from Boeing. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. The deliveries of the aircraft are scheduled between June 2001 and April 2003. Advance payments are required for these purchases, and, during 2000, the Company funded these advance deposits through aircraft deposit finance facilities and the sale of preferred stock. As of December 31, 2000, the Company had made $136.9 million in advanced payments for these aircraft.

On September 20, 2000, the Company signed an agreement to lease 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with this agreement, the Company also committed to the purchase of two spare General Electric aircraft engines, which will also be funded through lease financing from ILFC. The aircraft under this lease agreement are scheduled for delivery between May 2001 and May 2004, while the spare engines are scheduled for delivery in 2001.

On December 6, 2000, the Company signed an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services. The aircraft under this lease agreement are scheduled for delivery from July 2001 through July 2002.

In connection with the new aircraft orders, the Company is negotiating with BCC on a structure for the creation of a limited liability company ("LLC") to remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to this joint venture, the Company expects to receive both cash and equity in the LLC. The Company expects that BCC will provide the marketing expertise and capital for cargo conversions.

In 1994, the Company signed a purchase agreement for six new Boeing 757-200s that, as subsequently amended, provided for 13 total aircraft to be delivered between 1995 and 2000. As of December 31, 2000, the Company had accepted delivery of all of the aircraft under these agreements. The final two deliveries occurred in November 2000. The Company financed these aircraft through sale/leaseback transactions accounted for as operating leases.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine Saab 340B aircraft, including spare engines, spare parts and crew training, for an aggregate purchase price of approximately $30.0 million. These aircraft were placed into service throughout 2000 in conjunction with the retirement of their fleet of Jetstream J31s, all of which were leased. As of December 31, 2000, Chicago Express had taken delivery of all nine of these aircraft, all of which have been placed into revenue service, and financed them through sale/leaseback transactions accounted for as operating leases.

Between the third quarter of 1998 and the fourth quarter of 1999, the Company accepted delivery of five L-1011-500 aircraft, which are powered by Rolls-Royce RB211-524B4-02 engines. Upon delivery of each aircraft, the Company completed certain modifications and improvements to the airframes and interiors in order to qualify them to operate in a standard coach-seating configuration of 307 seats. Modifications were completed on all aircraft, the last of which was placed into service in the first quarter of 2000. The total cost of the five aircraft, together with spare engines and spare parts, was approximately $100.0 million. The Company financed these aircraft through the issuance of unsecured notes and secured equipment debt.

Significant Financings. In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. In December 1999, the Company sold an additional $75.0 million principal amount of 10.5% unsecured senior notes. The $75.0 million in notes sold in 1999 were issued as a private placement under Rule 144A. The Company subsequently completed an exchange offer under which registered notes of equal value were issued to holders of the original notes.

In December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes in a public offering.

In the second quarter of 1999, the Company completed the construction of a 120,000 square foot Maintenance and Operations Center immediately adjacent to the Company's maintenance hangar at Indianapolis International Airport. The Company financed this facility with an $8.0 million loan secured by a 15-year mortgage on the facility.

In December 1999, ATA issued $17.0 million of special facility revenue bonds to finance the construction of certain facilities at Chicago-Midway Airport. The bonds are payable from and secured by an assignment of special facility revenues, including certain of the City of Chicago's rights under a special facility financing agreement between the City of Chicago and the Company. The Company guarantees payment on the bonds. Construction of this facility is currently in progress and is expected to be completed by the end of 2001.

In December 1999, the Company amended its revolving credit facility to provide for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is subject to certain restrictive covenants and is collateralized by certain L-1011-50, L-1011-100 and Boeing 727-200 aircraft. As of December 31, 2000, there were no borrowings under the facility.

On February 22, 2000, the Company borrowed $11.5 million, and in September 2000, the Company borrowed an additional $11.5 million. Each five-year note reflecting these borrowings is collateralized by one Lockheed L-1011-500 aircraft.

On September 29, 2000, the Company obtained a $10.0 million, 14-year loan, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The proceeds of the loan were used to repay an advance received from the City of Indianapolis, in December 1995, that resulted from the sale/leaseback of the facility.

In December 2000, the Company entered into three finance facilities, with Banca Commerciale Italiana, General Electric Capital Corporation and Rolls Royce, to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in aircraft deposit funding, and, as of December 31, 2000, the Company had borrowed $89.9 million against these three facilities, of which $75.6 million has been classified as a current liability because the amounts are payable upon delivery of aircraft in 2001. The remaining $14.3 million has been classified as a long-term liability because the Company has obtained a commitment for lease financing upon delivery of the aircraft. Interest on the facilities is payable monthly.

As described under "Market for the Registrant's Common Stock and Related Security Holder Matters," on September 20, 2000, the Company issued and sold 300 shares of Series B Preferred to ILFC. For additional details with respect to the issuance and sale of the Series B Preferred, see "Market for the Registrant's Common Stock and Related Security Holder Matters" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9 - Preferred Stock."

As described under "Market for the Registrant's Common Stock and Related Security Holder Matters," on December 28, 2000, the Company issued and sold 500 shares of Series A Preferred to BCC. For additional details with respect to the issuance and sale of the Series A Preferred, see "Market for the Registrant's Common Stock and Related Security Holder Matters" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9 - Preferred Stock."

The proceeds from the issuance and sale of the Series A Preferred and the Series B Preferred were used to finance aircraft deposits on the Boeing 757-300 and Boeing 737-800 aircraft.

Future Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards are effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requiring that all derivatives be recognized as either assets or liabilities at fair value. The Company has evaluated the new accounting standards and will adopt them in the first quarter of 2001. The Company has engaged in certain fuel hedging activities beginning in the third quarter of 2000, which will be subject to the accounting and disclosure provisions of SFAS No. 133, as amended. The adoption of this statement will not have a material effect on the Company's financial statements.

Forward-Looking Information

Information contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results may be material, depending upon the circumstances. Where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those expected. Such factors include, but are not limited to, the following:

o    economic conditions;
o    labor costs;
o    aviation fuel costs;
o    competitive pressures on pricing;
o    weather conditions;
o    governmental legislation and regulation;
o    consumer perceptions of the Company's products;
o    demand for air transportation in markets in which the Company operates; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission.

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

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2000, aircraft fuel accounted for approximately 21.3% of the Company's operating expenses, compared to 16.6% in 1999. In addition to purchasing fuel-hedging contracts, the Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter, bulk scheduled service and mail contracts.

During 1999 and 2000, the Company entered into fuel hedge contracts to reduce the volatility of fuel prices. During early 1999, the company hedged fuel using swap agreements, which establish specific swap prices for designated periods, and fuel cap agreements, which guarantee a maximum price per gallon for designated periods. As of December 31, 1999, however, the Company had no fuel hedge contracts in effect. During 2000, the Company again began entering into fuel hedge contracts, this time exclusively hedging fuel price using heating oil swaps. As of December 31, 2000, the Company had outstanding fuel hedge agreements totaling 13.6 million gallons, or 4.8% of the Company's projected aircraft fuel requirements for 2001.

The following table depicts the estimated fair values the Company would pay or receive on December 31, 2000, had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of December 31, 2000.

                                                                                      Estimated Fair
                                              Notional Amount      Average Contract        Values
                                               (in Gallons)        Rate per Gallon     (Pay)/Receive
                                             ---------------------------------------------------------
Swap Contracts - Heating Oil                   13,608,000              $0.8175            ($528,999)


Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 2000, the Company has approximately $71.5 million of variable-rate debt available through a revolving credit facility. In 2001, the Company does not expect to incur significant borrowings under the facility, so the risk of exposure to market interest rate fluctuations is not significant.

As of December 31, 2000, the Company had fixed-rate unsecured debt with a carrying value of $300 million. Based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments, the fair value of the fixed-rate debt is estimated at approximately $303.7 million. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $14.5 million as of December 31, 2000. As of December 31, 1999, that risk was approximately $7.5 million.

If 2001 average short-term  interest rates decreased by 1.0% as compared to 2000
average  rates,  the  Company's   projected   interest  income  from  short-term
investments would decrease by approximately $1.5 million during 2001.








PART II - Continued




Item 8.        Financial Statements and Supplementary Data


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.





/S/ERNST & YOUNG LLP
Indianapolis, Indiana
January 23, 2001


                   AMTRAN, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

                                                                       December 31,   December 31,
                                                                           2000           1999
                                                                       -------------------------------

                            ASSETS
Current assets:
     Cash and cash equivalents ...................................   $   129,137    $   120,164
     Receivables, net of allowance for doubtful accounts
     (2000 - $1,191; 1999 - $1,511) ..............................        56,605         52,099
     Inventories, net ............................................        49,055         36,686
     Prepaid expenses and other current assets ...................        25,411         22,945
                                                                          ------         ------

Total current assets .............................................       260,208        231,894

Property and equipment:
     Flight equipment ............................................       962,906        781,171
     Facilities and ground equipment .............................       111,825         92,060
                                                                         -------         ------
                                                                       1,074,731        873,231
     Accumulated depreciation ....................................      (412,685)      (361,399)
                                                                        --------       --------
                                                                         662,046        511,832

Goodwill .........................................................        22,858         23,453
Deposits and other assets ........................................        87,318         48,102
                                                                          ------         ------

Total assets .....................................................   $ 1,032,430    $   815,281
                                                                     ===========    ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt .........................   $    82,476    $     2,079
    Accounts payable .............................................        10,066         20,234
    Air traffic liabilities ......................................       107,050         93,507
    Accrued expenses .............................................       147,095        126,180
                                                                         -------        -------

Total current liabilities ........................................       346,687        242,000

Long-term debt, less current maturities ..........................       375,473        345,792
Deferred income taxes ............................................        54,503         58,493
Other deferred items .............................................        51,113         17,620
                                                                          ------         ------

Total liabilities ................................................       827,776        663,905

Redeemable preferred stock; authorized and issued 800 shares              80,000             --

Shareholders' equity:
    Preferred stock; authorized 9,999,200 shares; none issued......           --             --
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,082,118 - 2000; 12,884,306 - 1999 ...............        59,012         55,826
    Treasury stock; 1,696,355 shares - 2000; 612,052 shares - 1999       (24,564)       (10,500)
    Additional paid-in-capital ...................................        12,232         12,910
    Retained earnings ............................................        77,974         93,673
    Deferred compensation - ESOP .................................            --           (533)
                                                                                           ----

Total shareholders' equity .......................................       124,654        151,376
                                                                         -------        -------

Total liabilities and shareholders' equity .......................   $ 1,032,430    $   815,281
                                                                     ===========    ===========


See accompanying notes.


                                         AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share data)

                                                                                          Year Ended December 31,
                                                                            2000               1999               1998
                                                                            ------------------------------------------

Operating revenues:
   Scheduled service..............................................     $  753,301        $    624,647       $   511,254
   Charter........................................................        435,262             389,979           344,482
   Ground package.................................................         59,848              58,173            23,186
   Other..........................................................         43,142              49,567            40,447
                                                                           ------              ------            ------
Total operating revenues..........................................      1,291,553           1,122,366           919,369
                                                                        ---------           ---------           -------

Operating expenses:
   Salaries, wages and benefits...................................        297,012             252,595           211,304
   Fuel and oil...................................................        274,820             170,916           137,401
   Depreciation and amortization..................................        125,041              96,038            78,665
   Handling, landing and navigation fees..........................         97,414              89,302            74,640
   Aircraft rentals...............................................         72,145              58,653            53,128
   Aircraft maintenance, materials and repairs....................         70,432              55,645            53,655
   Crew and other employee travel.................................         65,758              49,707            41,565
   Ground package cost............................................         50,903              49,032            19,466
   Passenger service..............................................         45,571              39,231            34,031
   Commissions....................................................         39,065              39,050            28,483
   Other selling expenses.........................................         36,650              28,099            22,147
   Advertising....................................................         22,016              18,597            17,772
   Facilities and other rentals...................................         15,817              13,318             9,536
   Other..........................................................         76,339              72,156            62,203
                                                                           ------              ------            ------
Total operating expenses..........................................      1,288,983           1,032,339           843,996
                                                                        ---------           ---------           -------

Operating income..................................................          2,570              90,027            75,373

Other income (expense):
  Interest income.................................................          8,389               5,375             4,433
  Interest expense................................................        (31,452)            (20,966)          (12,808)
  Other...........................................................            562              3,361                212
                                                                              ---              -----                ---
Other expenses....................................................        (22,501)            (12,230)           (8,163)
                                                                          -------             -------            ------

Income (loss) before income taxes and preferred stock dividends...        (19,931)             77,797            67,210
Income taxes (credit).............................................         (4,607)             30,455            27,129
                                                                           ------              ------            ------
Net income (loss).................................................        (15,324)             47,342            40,081

Preferred dividends...............................................           (375)                -                 -
                                                                             ----
Income (loss) available to common shareholders....................     $  (15,699)        $    47,342        $   40,081
                                                                       ==========         ===========        ==========

Basic earnings per common share:
Average shares outstanding........................................     11,956,532          12,269,474        11,739,106
Net income (loss) per common share................................     $    (1.31)        $      3.86        $     3.41
                                                                       ==========         ===========        ==========

Diluted earnings per common share:
Average shares outstanding........................................     11,956,532          13,469,537        13,066,222
Net income (loss) per common share................................    $    (1.31)        $      3.51        $     3.07
                                                                       ==========         ===========        ==========

See accompanying notes.


                                        AMTRAN, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                            (Dollars in thousands)

                                              Redeemable                                 Additional                  Deferred
                                               Preferred       Common      Treasury       Paid-in      Retained        Comp
                                                 Stock          Stock       Stock         Capital      Earnings        ESOP
                                              ------------------------------------------------------------------------------

  Balance, December 31, 1997 ..............   $     --        $ 38,760    $ (1,760)       $ 15,340      $  6,250    $ (1,600)


     Net income ...........................         --              --          --              --        40,081          --

     Issuance of common stock for ESOP ....         --              --          --            (257)           --         534

     Restricted stock grants ..............         --             147          --             (66)           --          --

     Stock options exercised ..............         --           8,725          --          (4,089)           --          --

     Purchase of 8,506 shares of  treasury
     stock.................................         --              --        (121)             --            --          --

     Disqualifying disposition of stock ...         --              --         --              807            --          --
                                                                                               ---

  Balance, December 31, 1998 ..............          0           47,632     (1,881)         11,735         46,331      (1,066)
                                                     -           ------     ------          ------         ------      ------

     Net income ...........................         --              --         --               --         47,342         --

     Issuance of common stock for ESOP ....         --              --         --               37             --        533

     Restricted stock grants ..............         --              32         --              (10)            --          --

     Stock options exercised ..............         --           6,897         --           (3,207)            --          --

     Purchase of 418,546 shares of
     treasury stock .......................         --              --     (8,619)              --             --          --

     Disqualifying disposition of stock ...         --              --         --            3,887             --          --

     Acquisition of businesses ............         --           1,265         --              468             --          --
                                                                 -----                         ---

  Balance, December 31, 1999 ..............          0          55,826    (10,500)          12,910         93,673        (533)
                                                     -          ------    -------           ------         ------         ----

     Net loss .............................         --              --         --               --        (15,699)         --

     Issuance of redeemable preferred stock     80,000              --         --               --             --          --

     Issuance of common stock for ESOP ....         --              --         --              276             --         533

     Restricted stock grants ..............         --              67        (14)              17             --          --

     Stock options exercised ..............         --           2,937         --           (1,356)            --          --

     Purchase of 1,084,303 shares of
     treasury stock .......................         --              --    (14,050)              --             --          --

     Disqualifying disposition of stock ...         --              --         --              411             --          --


     Acquisition of businesses ............         --             182         --              (26)            --          --
                                                                   ---                         ---

  Balance, December 31, 2000 ..............    $80,000         $59,012   $(24,564)         $12,232        $77,974          $0
                                                ======          ======    =======           ======         ======           =


  See accompanying notes.


               AMTRAN, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands)

                                                                              Year Ended December 31,
                                                                    2000              1999             1998
                                                                    --------------------------------------
Operating activities:

Net income (loss)                                              $ (15,324)         $ 47,342         $  40,081
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization.......................         125,041           96,038            78,665
     Deferred income taxes...............................          (3,990)           5,873            21,160
     Other non-cash items................................           4,324            7,573             1,358
Changes in operating assets and liabilities:
     Receivables ........................................          (4,506)         (21,197)           (1,655)
     Inventories ........................................         (15,191)         (18,746)           (4,356)
     Prepaid expenses ...................................          (2,466)           7,484            (4,712)
     Accounts payable ...................................         (10,168)          10,684            (3,353)
     Air traffic liabilities ............................          13,543           (2,465)            8,108
     Accrued expenses ...................................          20,429           20,087            16,166
                                                                   ------           ------            ------
    Net cash provided by operating activities ...........         111,692          152,673           151,462
                                                                  -------          -------           -------
Investing activities:

Proceeds from sales of property and equipment ...........              68              264            37,061
Capital expenditures ....................................        (263,501)        (274,300)         (175,417)
Acquisition of businesses, net of cash acquired .........              --           16,673                --
Additions to other assets ...............................         (27,404)         (48,355)           (3,996)
Net cash used in investing activities ...................        (290,837)        (305,718)         (142,352)

Financing activities:

Preferred stock dividends..................................          (375)              --                --
Payments on short-term debt................................            --               --            (4,750)
Proceeds from sale/leaseback transactions..................         10,791           6,890               350
Proceeds from long-term debt. .............................        123,942          99,902           131,000
Payments on long-term debt ................................        (13,998)         (1,590)          (71,485)
Proceeds from stock option exercises ......................          1,822           3,690             4,636
Proceeds from redeemable perferred stock ..................         80,000              --                --
Purchase of treasury stock ................................        (14,064)         (8,619)             (121)
                                                                   -------          ------              ----
Net cash provided by financing activities .................        188,118         100,273            59,630
                                                                   -------         -------            ------

Increase (decrease) in cash and cash equivalents ..........          8,973         (52,772)           68,740
Cash and cash equivalents, beginning of period ............        120,164         172,936           104,196
Cash and cash equivalents, end of period ..................      $ 129,137       $ 120,164         $ 172,936

Supplemental disclosures:

Cash payments for:
    Interest ...............................................     $  31,628       $  24,411         $  14,685
    Income taxes ...........................................           579          11,910             7,897

Financing and investing activities not affecting cash:
    Capital lease ..........................................     $     117       $   2,729                --
    Accrued capital interest ...............................     $   7,890              --                --


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

      Inventories

      Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over its estimated useful service life. The obsolescence allowance at December 31, 2000 and 1999 was $13.1 million and $10.3 million, respectively. Inventories are charged to expense when consumed.

      Revenue Recognition

      Revenues are recognized when air transportation or other services are provided. Customer flight deposits and unused passenger tickets sold are included in air traffic liability. As is customary within the industry, the Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in the results of operations for the periods in which the evaluations are completed.

      Passenger Traffic Commissions

      Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid but not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

      Property and Equipment

      Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. Advanced payments for future aircraft purchases are recorded at cost. As of December 31, 2000 and 1999, the Company had recorded advanced payments for future aircraft deliveries totaling $136.9 million and $20.4 million, respectively. The estimated useful service lives for the principal depreciable asset classifications are as follows:

Asset                                                   Estimated Useful Service Life

Aircraft and related equipment
     Lockheed L-1011 (Series 50 and 100)                Depreciating to common retirement date of December
                                                        2004 (see Notes 11 and 12)


     Lockheed L-1011 (Series 500)                       Depreciating to common retirement date of December
                                                        2010


     Boeing 727-200                                     Depreciating to common retirement date of December
                                                        2008 (see Notes 11 and 12)


     Boeing 757-200                                     All aircraft are subject to operating leases

     Saab 340B                                          All aircraft are subject to operating leases

Major rotable parts, avionics and assemblies            Life of equipment to which applicable (generally
                                                        ranging from 5-18 years)


Improvements to leased flight equipment                 Period of benefit or term of lease

Other property and equipment                            3-7 years

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

2.    Cash and Cash Equivalents

      Cash and cash equivalents consist of the following:

                                                  December 31,
                                             2000               1999
                                             -----------------------
                                                 (in thousands)
Cash                                      $ 19,264           $ 19,831
Commercial paper                           108,938             99,948
U.S. Treasury repurchase agreements            935                385
                                         $ 129,137          $ 120,164

3.    Property and Equipment

      The Company's property and equipment consist of the following:

                                                                                    December 31,
                                                                              2000                 1999
                                                                              -------------------------
                                                                                   (in thousands)
Flight equipment, including airframes, engines and other                    $ 826,036           $ 760,778
Advance payments for future aircraft deliveries                               136,870              20,393
                                                                              -------              ------
Total flight equipment                                                        962,906             781,171
Less accumulated depreciation                                                 351,329             313,090
                                                                              -------             -------
                                                                              611,577             468,081
                                                                              -------             -------
Facilities and ground equipment                                               111,825              92,060
Less accumulated depreciation                                                  61,356              48,309
                                                                               ------              ------
                                                                               50,469              43,751
                                                                               ------              ------
                                                                            $ 662,046           $ 511,832
                                                                            ---------           ---------



4.    Long-Term Debt

      Long-term debt consists of the following:

                                                                                      December 31,
                                                                                 2000             1999
                                                                                 ---------------------
                                                                                    (in thousands)


Unsecured Senior Notes, fixed rate of 10.50%, payable in August 2004        $   175,000      $   175,000

Unsecured Senior Notes, fixed rate of 9.625%, payable in December 2005          125,000          125,000

Aircraft deposit finance facilities, variable rates, payable upon
delivery of aircraft                                                             89,875               --

City of Chicago variable-rate special facility revenue bonds, payable
in January 2029                                                                  16,960           16,960

Note payable to institutional lender, variable rate, payable in varying
installments through October 2005                                                11,075               --

Note payable to institutional lender, variable rate, payable in varying
installments through March 2005                                                  10,083               --

Mortgage note payable to institutional lender, fixed rate of 8.75%,
payable in varying installments through June 2014                                 9,937               --

Mortgage note payable to institutional lender, fixed rate of 8.30%,
payable in varying installments through June 2014                                 7,595            7,886

City of Chicago variable-rate special facility revenue bonds, payable
in December 2020                                                                  6,000            6,000

City of Indianapolis advance                                                         --           10,000

Other                                                                             6,424            7,025
                                                                                  -----            -----
                                                                                457,949          347,871

Less current maturities                                                          82,476             2,079
                                                                                 ------             -----
                                                                            $   375,473      $   345,792
                                                                            -----------      -----------




      In July 1997, the Company sold $100.0 million principal amount of unsecured senior notes. The Company sold an additional $75.0 million principal amount of these notes in December 1999. Interest on these notes is payable on February 1 and August 1 of each year. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. Prior to August 1, 2000, the Company had the right to redeem, at any time, up to 35.0% of the original aggregate principal amount of the notes with the proceeds of sales of common stock at a redemption price of 110.5% of their principal amount plus accrued interest, provided that at least $113.8 million in aggregate principal amount of the notes remained outstanding after such redemption. The net proceeds of the $100.0 million unsecured notes issued in 1997 were approximately $96.9 million, after deducting costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and used the balance of the proceeds for general corporate purposes. The net proceeds of the $75.0 million unsecured notes issued in 1999 were approximately $73.0 million after deducting costs and fees of issuance, and were used for general corporate purposes.

      In December 1998, the Company sold $125.0 million principal amount of unsecured senior notes. Interest on these notes is payable on June 15 and December 15 of each year. The Company may redeem the notes, in whole or in part, at any time on or after June 15, 2003, initially at 104.81% of their principal amount plus accrued interest, declining to 102.41% of their principal amount plus accrued interest on June 15, 2004, then to 100.0% of their principal amount plus accrued interest at maturity. At any time prior to June 15, 2001, the Company may redeem up to 35.0% of the principal amount of the notes with the proceeds of one or more sales of its common stock, at a redemption price of 109.625% of their principal amount plus accrued interest, provided that at least $81.25 million aggregate principal amount of the notes remains outstanding after such redemption. The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million after deducting costs and fees of issuance. The Company used the net proceeds for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, together with available cash and bank facility borrowings, for the purchase of Boeing 727-200 aircraft, engines, engine hushkits and spare parts.

      In December 2000, the Company entered into three finance facilities to fund pre-delivery deposits on the new Boeing 757-300 and Boeing 737-800 aircraft. The Company obtained the first facility from Banca Commerciale Italiana. It provides up to $75.0 million in deposit funding, against which the Company had borrowed $55.7 million as of December 31, 2000. The Company obtained a second facility from General Electric Capital Corporation. This facility provides for up to approximately $58.2 million in pre-delivery deposit funding, against which the Company had borrowed $14.3 million at December 31, 2000. The third facility, obtained from Rolls-Royce, will fund up to $40.0 million in deposits, against which the Company had borrowed $19.9 million as of December 31, 2000. Of the aggregate amount of $89.9 million borrowed against the three facilities as of December 31, 2000, $75.6 million has been classified as a current liability because the amounts are payable upon delivery of aircraft in 2001. The remaining $14.3 million has been classified as a long-term liability because the Company has obtained a commitment for lease financing upon delivery of the related aircraft. Interest on these facilities is payable monthly.

      In December 1999, the Company issued $17.0 million in variable-rate special facility revenue bonds through the City of Chicago. Interest on the bonds is payable on the first of every month, and the principal is due on January 1, 2029. Net proceeds from the bonds are being used to finance costs related to designing, constructing, equipping and installing a Federal Inspection Service facility at Chicago-Midway Airport.

      On February 22, 2000, the Company borrowed $11.5 million, and on September 22, 2000, the Company borrowed an additional $11.5 million. Each of these five-year notes is collateralized by one Lockheed L-1011-500 aircraft.

      On September 29, 2000, the Company obtained a $10.0 million, 14-year loan, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The proceeds of the loan were used to repay an advance received from the City of Indianapolis in December 1995 that resulted from the sale/leaseback of the facility.

      In June 1999, the Company obtained an $8.0 million loan secured by a 15-year mortgage on the new Maintenance and Operations Center. The construction of the 120,000 square foot facility was completed in the second quarter of 1999.

      In December 1999, the Company amended its revolving bank credit facility to provide for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. ATA is the borrower under the credit facility, which is guaranteed by the Company and each of the Company's other active subsidiaries. The principal amount of the facility matures on January 2, 2003, and borrowings are secured by certain Boeing 727-200 aircraft and certain Lockheed L-1011-50 and L-1011-100 aircraft and engines. Borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate.

      The unsecured senior notes, bank credit facility and other loans secured by certain collateral are subject to restrictive covenants, including, among other things, limitations on: the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; and the creation of liens on or other transactions involving certain assets. In addition, certain covenants require specified financial ratios to be maintained.

      Future maturities of long-term debt are as follows:

                  December 31, 2000
                   -----------------
                     (in thousands)

2001                            $ 82,476

2002                              19,982

2003                               5,238

2004                             180,124

2005                             134,429

Thereafter                        35,700
                                  ------
                               $ 457,949
                               ---------

      Interest   capitalized  in  connection   with  long-term   asset  purchase
      agreements and construction projects was $15.3 million and $6.1 million in 2000 and 1999, respectively.

  5.   Lease Commitments

      At December  31,  2000,  the Company had  aircraft  leases on one Lockheed
      L-1011-100,  11  Boeing  727-200s,  15  Boeing  757-200s  and 9 SAAB  340B
      aircraft, which are operated by Chicago Express. The Lockheed L-1011-100 has an initial lease term of 60 months and expires in 2003. The Boeing 757-200s have initial lease terms which expire between 2001 and 2022. The Boeing 727-200s have initial lease terms of 3 to 7 years and expire between 2001 and 2003. The Saab 340B aircraft have initial lease terms of
      9.5 years and expire between 2009 and 2010. The Company also leases six engines for use on the Lockheed L-1011-500s and five engines for use on the Boeing 757-200s. The L-1011-500 engine leases expire between 2006 and 2007, and the Boeing 757-200 engine leases expire from 2008 through 2011. All aircraft and engine leases are accounted for as operating leases.

      The Company is responsible for all maintenance costs on these aircraft and engines, and it must meet specified airframe and engine return conditions upon lease expiration.

      As of December 31, 2000, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with lease terms that vary from 1.5 to 45 years and expire at various dates through 2040. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership, nor do they contain options to purchase.

      The Company leases its headquarters facility from the Indianapolis Airport Authority under an operating lease agreement, which expires in December 2002. The agreement has an option to extend for five years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

      Future minimum lease payments at December 31, 2000, for noncancelable operating leases with initial terms of more than one year are as follows:



                                          Facilities
                      Flight              and Ground
                     Equipment            Equipment              Total
                     -------------------------------------------------
                                      (in thousands)

2001                     $  75,510             $  8,224            $  83,734

2002                        72,134                8,060               80,194

2003                        66,404                7,899               74,303

2004                        65,541                8,413               73,954

2005                        65,541                6,222               71,763

Thereafter                 638,402               37,440              675,842
                           -------               ------              -------
                         $ 983,532             $ 76,258          $ 1,059,790
                         ---------             --------          -----------

      Rental expense for all operating leases in 2000, 1999 and 1998 was $88.0 million, $72.0 million and $62.7 million, respectively.





6.    Income Taxes

      The provision for income tax expense (credit) consisted of the following:

                                                  December 31,
                                     2000             1999               1998
                                     ----------------------------------------
                                                 (In thousands)
Federal:
     Current                         $  -           $ 15,339            $ 6,403
     Deferred                      (4,278)            10,889             18,102
                                   ------             ------             ------
                                   (4,278)            26,228             24,505
State:
     Current                          328              1,284                686
     Deferred                        (657)             2,943              1,938
                                     ----              -----              -----
                                     (329)             4,227              2,624
                                     ----              -----              -----
Income tax expense (credit)       $(4,607)          $ 30,455           $ 27,129
                                  --------          --------           --------

      The provision for income taxes differed from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                           December 31,
                                                             2000              1999              1998
                                                             ----              ----              ----
                                                                          (In thousands)
Federal income taxes at statutory rate                    $ (6,841)           $ 27,175          $ 23,523

State income taxes, net of federal benefit                    (143)              1,997             1,711

Non-deductible expenses                                       1,872              1,578             1,234

Other, net                                                      505              (295)               661
                                                                ---              ----                ---

Income tax expense (credit)                               $ (4,607)           $ 30,455          $ 27,129
                                                          --------            --------          --------


      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred tax liability and asset components are as follows:

                                                                                            December 31,
                                                                                       2000              1999
                                                                                       ----------------------
                                                                                            (In thousands)
Deferred tax liabilities:

  Tax depreciation in excess of book depreciation                                    $ 100,187         $ 84,505

  Other taxable temporary differences                                                      714              474
                                                                                           ---              ---

  Deferred tax liabilities                                                             100,901           84,979

Deferred tax assets:

  Tax benefit of net operating loss carryforwards                                       12,739              270

  Alternative minimum tax and other tax credit carryforwards                            15,813           18,611

  Vacation pay accrual                                                                   4,552            3,839

  Amortization of lease credits                                                          1,830            1,897

  Deferred gain on sale of fixed assets                                                 12,959            3,411

  Other deductible temporary differences                                                 2,978            2,565
                                                                                         -----            -----

     Deferred tax assets                                                                50,871           30,593

Deferred taxes classified as:

Current asset                                                                          $ 4,473          $ 4,107
                                                                                       -------          -------

Non-current liability                                                                 $ 54,503         $ 58,493
                                                                                      --------         --------



      At December 31, 2000, for federal tax reporting purposes, the Company had approximately $32.5 million of net operating loss carryforward available to offset future federal taxable income and $15.8 million of alternative minimum tax and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforward expires in 2015. The alternative minimum tax and other tax credit carryforwards have no expiration dates.

7.     Retirement Plan

      The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 50.0% in 2000, 45.0% in 1999, and 40.0% in 1998, of the
      amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 2000, 1999 and 1998 were $3.9 million, $3.1 million and $2.3 million, respectively.

      In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. Shares of common stock held by the ESOP were allocated to participating employees annually for seven years, ending in 1999, as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year was recognized as compensation expense. As the program ended in 1999, the Company recognized no related compensation expense in 2000, but recognized $0.7 million in both 1999 and 1998.
 8.    Shareholders' Equity

      In 1994, the Company's Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. In 1999, the repurchase of an additional 600,000 common shares was approved. In the second half of 2000, the Board of Directors approved the repurchase of up to another 850,000 shares of the Company's common stock, allowing for a total of 1,700,000 repurchased common shares. As of December 31, 2000, the Company had repurchased 1,696,355 common shares at a cost of $24.6 million.

      The Company's 1993 Incentive Stock Plan for Key Employees (1993 Plan) authorizes the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees (1996 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. The Company's 2000 Incentive Stock Plan for Key Employees (2000 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have 5 to 10-year terms and generally vest and become fully exercisable over specified periods of up to three years of continued employment.

      A summary of common stock option changes follows:

                                                                 Number              Weighted-Average
                                                               of shares              Exercise Price
                                                               -------------------------------------
Outstanding at December 31, 1997                               2,512,400                  $       9.39
                                                               ---------                  ------------
     Granted                                                     560,900                          9.67
     Exercised                                                 (545,347)                          8.50
     Canceled                                                  (157,700)                          9.08
                                                               --------                           ----

Outstanding at December 31, 1998                               2,370,253                          9.38
                                                               ---------                          ----
     Granted                                                     582,510                         26.33
     Exercised                                                  (431,075)                         8.56
     Canceled                                                    (28,528)                        15.02
                                                                 -------                         -----
     Outstanding at December 31, 1999                          2,493,160                         13.41
                                                               ---------                         -----
     Granted                                                     638,550                         15.69
     Exercised                                                  (183,906)                         8.61
     Canceled                                                    (37,331)                        17.88
                                                                 -------                         -----
Outstanding at December 31, 2000                               2,910,473                  $      14.19
                                                               =========                  ============
Options excercisable at December 31, 1999                      1,077,554                  $      10.04
                                                               =========                  ============
Options excercisable at December 31, 2000                      1,741,092                  $      11.51
                                                               ---------                  ------------


      During 1996, the Company adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The weighted-average fair value of options granted during 2000 and 1999 is estimated at $6.02 and $9.67 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999:
      risk-free interest rate of 5.06% and 6.29%; expected market price volatility of 0.51 and 0.46; weighted-average expected option life; estimated forfeitures of 6.0% and 5.6%; and no dividends.

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

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:

                                                             2000               1999               1998
                                                             ------------------------------------------
                                                               (In thousands, except per share data)

Net income (loss) available to common
shareholders as reported                                 $ (15,699)           $ 47,342           $ 40,081

Net income (loss) available to common
shareholders pro forma                                     (19,527)             41,740             37,209

Diluted income (loss) per share as reported                  (1.31)               3.51               3.07

Diluted income (loss) per share pro forma                    (1.63)               3.10               2.85



      Options outstanding at December 31, 2000, expire from January 2003 to August 2010. A total of 2,826,183 shares are reserved for future grants as of December 31, 2000, under the 1993, 1996 and 2000 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:


      Range of Exercise Prices                                      $7 - 11            $12 - 27
Options outstanding:

     Weighted-Average Remaining Contractual Life                   6.5 years           7.8 years

     Weighted-Average Exercise Price                                 $  8.72            $  19.71

     Number                                                        1,461,481           1,448,992

Options exercisable:

     Weighted-Average Exercise Price                                 $  8.66            $  19.87

     Number                                                        1,298,589             442,503







9.    Redeemable Preferred Stock

     On September 20, 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred, International Lease Finance Corporation ("ILFC"), is entitled to cumulative quarterly dividends at an annual rate of 5% on the liquidation amount ($100,000 per share) of Series B Preferred.. The Series B Preferred is convertible into shares of Amtran common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B
     Preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015. Shares of Series B Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series B Preferred,
     (2) if six quarterly dividends go unpaid, the owner of Series B Preferred, together with the owner of Series A Preferred (as defined below) and the owners of any other preferred stock ranking equal to Series B Preferred, will be entitled to elect at the next annual shareholders meeting twenty-five percent of the Company's Board of Directors, but no less than two directors and (3) increases in the number of authorized shares of Series B Preferred and authorizations of preferred stock ranking senior to Series B Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock.

     On December 28, 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred,
     Boeing Capital Corporation, Inc. ("BCC") is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with net proceeds of a public offering of the Company's common stock. Shares of Series A Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series A Preferred, (2) if three semiannual dividends go unpaid, the owner of Series A Preferred, together with the owner of Series B Preferred and the owners of any other preferred stock ranking equal to Series A Preferred, will be entitled to elect at the next annual shareholders meeting, twenty-five percent of the Company's Board of Directors, but no less than three directors, (3) approval of (a) an acquisition by the Company or one of its subsidiaries of assets and liabilities from a third party the net asset value of which equals ten percent of the Company's net consolidated assets in its most recent publicly available balance sheet or (b) a merger by the Company or one of its subsidiaries with a third party involving an acquisition or disposition of more than ten percent of the Company's consolidated net assets in its most recent publicly available balance sheet (other than a disposition of all the Company's L-1011 or Boeing 727 aircraft) that, in either case, results in a downgrade of the Company's credit rating by Moody's to "C1" or by Standard & Poor's to "C+", unless the Company offers to redeem the Series A Preferred prior to that transaction at a price equal to the liquidation amount plus accrued and unpaid dividends to the redemption date and (4) increases in the number of authorized shares of Series A Preferred and authorizations of preferred stock ranking senior to Series A Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock. The Company has the right on any date on which dividends are payable to exchange in whole but not in part subordinated notes for shares of Series A Preferred; the principal amount of any exchanged subordinated notes will equal the liquidation amount of the shares of Series A Preferred, plus any accrued and unpaid dividends.

10.   Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:


                                                              2000                 1999                  1998
                                                              -----------------------------------------------
Numerator:
  Net income (loss)                                   $(15,324,000)          $47,342,000          $ 40,081,000
  Preferred stock dividends                               (375,000)                    -                     -
                                                          --------

  Income (loss) available to common
  shareholders                                        $(15,699,000)          $47,342,000          $ 40,081,000
                                                      ============           ===========          ============

Denominator:
  Denominator for basic earnings per share -
  weighted average shares                               11,956,532            12,269,474            11,739,106

  Effect of dilutive securities:
     Employee stock options                                      -             1,200,063             1,327,116
     Redeemable preferred stock                                  -                     -                     -

Dilutive potential securities                                    -             1,200,063             1,327,116
                                                                               ---------             ---------
Denominator for diluted earnings per share
 - adjusted weighted average shares                     11,956,532            13,469,537            13,066,222
                                                        ==========            ==========            ==========

Basic earnings (loss) per share                          $   (1.31)             $   3.86            $    3.41
                                                         =========              ========            =========
Diluted earnings (loss) per share                        $   (1.31)             $   3.51            $    3.07
                                                         =========              ========            =========


11.      Commitments and Contingencies

      In 1998, the Company decided to extend the lives of the L-1011-50 and 100 aircraft through 2004 and, as a result, implemented a change in accounting estimate to reflect December 31, 2004, as the common retirement date for the entire fleet. With continuously increasing repair costs and the fuel-inefficiency of this fleet, the Company has begun re-evaluating this decision. The Company is considering retiring each L1011-50 and 100 aircraft prior to its next scheduled heavy maintenance check. To ensure the correct economic decision, the Company is performing an extensive analysis of expected revenue generation and operating cost of each aircraft in this fleet. As of December 31, 2000, this analysis is not yet complete. Two aircraft in the fleet are scheduled for heavy maintenance checks in the first quarter of 2001. These aircraft cannot be operated past these dates unless the necessary scheduled heavy maintenance is performed. As of December 31, 2000, the Company is uncertain whether this required maintenance will be performed or whether these two aircraft will be retired. The net book value of these two aircraft less anticipated salvage value was approximately $5.6 million as of December 31, 2000.

      As of December 31, 2000, the Company owns 13 of its Boeing 727-200 aircraft and has operating leases on the other 11. Between 1997 and 2000 the Company signed several purchase agreements to acquire eight of the leased Boeing 727-200 aircraft. The Company purchased three of these aircraft in the fourth quarter of 2000. The remaining five aircraft are scheduled to be purchased in the first quarter of 2001.

      On May 4, 2000, the Company announced a series of preliminary agreements to obtain 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power these new aircraft. The Company also received purchase rights for an additional 50 aircraft and had secured various financing commitments for all of the aircraft to be obtained. During the second half of the year, the Company converted most of these preliminary agreements into firm commitments. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines.

      On June 30, 2000, the Company signed a definitive agreement with the Boeing Company to purchase the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. These aircraft will be obtained directly from Boeing. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. As of December 31, 2000, the Company has obtained firm lease financing for 18 of the 30 aircraft and has preliminary commitments for lease financing on the remaining 12 aircraft. The ten Boeing 757-300s are scheduled for delivery between July 2001 and May 2002. The 20 Boeing 737-800s are scheduled for delivery between June 2001 and April 2003.

      On September 20, 2000, the Company signed an agreement to lease 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with this agreement, the Company also committed to the purchase of two spare General Electric aircraft engines, which will also be funded through lease financing from ILFC. The aircraft under this lease agreement are scheduled for delivery between May 2001 and May 2004, while the spare engines are scheduled for delivery in 2001.

      On December 6, 2000, the Company signed an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services. The aircraft under this lease agreement are scheduled for delivery from July 2001 through July 2002.

      On November 2, 2000, the Company signed an agreement for warranty and ongoing maintenance services applicable to the General Electric engines which will power all 39 Boeing 737-800 aircraft. Under this agreement, all significant maintenance and overhauls will be provided in exchange for fixed payments by the Company per engine flight hour over the life of the agreement. The Company is currently negotiating a similar agreement with Rolls Royce to cover the engines, which will power the Boeing 757-300 aircraft.

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

12.    Change in Accounting Estimate

      In July 1998, the Company committed to the purchase of five Lockheed L-1011-500 aircraft that were delivered between August 1998 and September 1999. In conjunction with this fleet expansion, the Company decided to operate its existing fleet of Lockheed L-1011-50 and 100 aircraft through December 2004, as opposed to previous retirement dates, which had ranged from 2000 to 2002. The Company implemented this change in accounting estimate effective July 1, 1998, which, in addition to extending the estimated useful lives of the 13 owned aircraft and related engines, overhauls and spare parts, also reduced the estimated salvage value for these aircraft as of the common retirement date of December 2004.

      This change in accounting estimate resulted in a reduction in depreciation expense of $4.1 million in both the year ended December 31, 2000 and 1999 and $2.1 million in depreciation and amortization expense for the year ended December 31, 1998, and resulted in an increase in net income of $3.1 million, $2.5 million and $1.2 million in the same periods. Basic and diluted earnings per share for the year ended December 31, 2000, were both increased by $0.26, while basic and diluted earnings per share for the year ended December 31, 1999, were increased by $0.20 and $0.19, respectively, and basic and diluted earnings per share for the year ended December 31, 1998, were increased by $0.10 and $0.09, respectively.

      In the first quarter of 1999, the Company purchased eight Boeing 727-200 aircraft, which had previously been financed through leases accounted for as operating leases. As of the first quarter of 1999, the Company had also completed the re-negotiation of certain contract terms on its remaining 15 leased Boeing 727-200 aircraft, which generally provided for the purchase of these aircraft at the end of their initial lease terms, extending from 1999 to 2003. The Company complied with federal Stage 3 noise regulations by installing hushkits on its entire fleet of 24 Boeing 727-200 aircraft, which permits the Company to operate these aircraft after that date.

      In the first quarter of 1999, the Company implemented a change in accounting estimate to extend the estimated useful lives of capitalized Boeing 727-200 airframes, engines, leasehold improvements and rotable parts from the end of the initial lease terms of the related aircraft to approximately 2008. This change in accounting estimate resulted in a reduction of depreciation expense of $4.6 million for both years ended December 31, 2000 and 1999, which resulted in an increase in net income of $3.6 million and $2.8 million in 2000 and 1999, respectively. Basic and diluted earnings per share for the year ended December 31, 2000, were both increased by $0.30, while basic and diluted earnings per share for the year ended December 31, 1999, were increased by $0.23 and $0.21, respectively.

13.    Acquisition of Businesses

       On January 26, 1999, the Company acquired all of the issued and out-standing stock of T. G. Shown Associates, Inc., which owns 50% of the Amber Air Freight partnership. The Company already owned the other 50% of the partnership.

       On January 31, 1999, the Company purchased the membership interests of Travel Charter International, LLC ("TCI"), a Detroit-based independent tour operator. ATA had been providing passenger airline services to TCI for over 14 years. TCI's results of operations, beginning February 1999, were consolidated into the Company.

       On April 30, 1999, the Company acquired all of the issued and outstanding stock of Agency Access Training Center, Inc. ("AATC") and Key Tours Las Vegas, Inc. ("KTLV"), and additionally purchased the majority of the current assets and current liabilities of Keytours, Inc. ("KTI"), a Canadian corporation. All three companies (AATC, KTLV and KTI) were previously under common control and jointly operated an independent tour business in the Detroit metropolitan area using the brand name of Key Tours. ATA had been providing passenger airline services to Key Tours for over 15 years. Beginning May 1999, the results of operations of Key Tours' brand were consolidated into the Company.

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

14.    Segment Disclosures

       During 1999, the Company acquired several independent tour operator businesses and combined their operations with the Company's existing vacation package brand, ATA Vacations. (See Note 13.) These companies comprise the ATA Leisure Corp. ("ATALC").

       The Company identifies its segments on the basis of similar products and services. The airline segment derives its revenues primarily from the sale of scheduled service or charter air transportation. ATALC derives its revenues from the sale of vacation packages, which, in addition to air transportation, include hotels and other ground arrangements. ATALC purchases air transportation for its vacation packages from ATA and other airlines.

       The Company's revenues are derived principally from customers domiciled in the United States.

       The most significant component of the Company's property and equipment is aircraft and related improvements and parts. All aircraft are registered in the United States. The Company therefore considers all property and equipment to be domestic.

       The United States government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. government revenues accounted for 14.6%, 11.2% and 13.3% of consolidated revenues for 2000, 1999 and 1998, respectively.

       Segment financial data as of and for the years ended December 31, 2000, 1999 and 1998 follows:

                                                              For the Year Ended December 31, 2000

                                                                                      Other/
                                               Airline              ATALC          Eliminations        Consolidated
                                               --------------------------------------------------------------------
                                                                        (in thousands)
Operating revenue (external)                 $ 1,132,031          $ 95,357           $ 64,165           $1,291,553

Inter-segment revenue                             58,140             3,212            (61,352)                   -

Operating expenses (external)                  1,162,084            66,995             59,904            1,288,983

Inter-segment expenses                             7,260            43,251            (50,511)                   -

Operating income (loss)                           20,827          (11,677)            (6,580)                2,570

Segment assets (at year-end)                   1,109,042           180,154          (256,766)            1,032,430



                                                              For the Year Ended December 31,1999

                                                                                      Other/
                                                Airline             ATALC          Eliminations        Consolidated
                                                -------------------------------------------------------------------
                                                                        (in thousands)
Operating revenue (external)                   $ 972,081          $ 94,840           $ 55,445           $1,122,366

Inter-segment revenue                             42,970             4,985            (47,955)                   -

Operating expenses (external)                    919,833            69,925             42,581            1,032,339

Inter-segment expenses                             7,045            32,516            (39,561)                   -

Operating income (loss)                           88,173           (2,616)              4,470               90,027

Segment assets (at year-end)                     821,373            69,800            (75,892)             815,281



                                                              For the Year Ended December 31, 1998

                                                                                      Other/
                                                 Airline            ATALC          Eliminations         Consolidated
                                               ----------------------------------------------------------------------
                                                                        (in thousands)
Operating revenue (external)                   $ 858,702          $ 21,485           $ 39,182            $ 919,369

Inter-segment revenue                             24,620                              (24,620)                   -

Operating expenses (external)                    807,932            12,261             23,803              843,996

Inter-segment expenses                             6,496             9,267            (15,763)                   -

Operating income (loss)                           68,894               (43)             6,522               75,373

Segment assets (at year-end)                     637,101               274            (42,826)             594,549




15.      Fuel Price Risk Management

      During 2000, 1999 and 1998, the Company entered into fuel hedge contracts to minimize the risk of fuel price fluctuation. The extent to which fuel has been hedged and the type of hedge instruments has varied. During 1998 and early 1999, the Company hedged fuel using swap agreements, which establish specific swap prices for designated periods, and fuel cap agreements, which guarantee a maximum price per gallon for designated periods. During 2000, the Company again began entering into fuel hedge contracts, this time exclusively hedging fuel price using heating oil swaps.

      The Company accounts for fuel hedge contracts in accordance with FASB Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (FAS 80). According to FAS 80, changes in the market value of the hedge contracts are recognized in income when the effects of related changes in the price of the hedged item are recognized. Therefore, the Company records gains or losses on fuel hedge contracts as a component of fuel expense in the month of settlement. As of December 31, 2000, the Company had contracts in place to protect approximately 13.6 million gallons of fuel. The contracts have settlement dates from January 2001 through September 2001 and represent approximately 6.3% of the expected fuel consumption during that period of time.

      In addition to purchasing fuel-hedging contracts, the Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter, bulk scheduled service and mail contracts. In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
      133), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 effective January 1, 2001.

      FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

      Based on the Company's derivative positions at December 31, 2000, the adoption of FAS 133 will not have a material effect on the Company's financial statements.


                                          Financial Statements and Supplementary Data
                                                 Amtran, Inc. and Subsidiaries
                                               2000 Quarterly Financial Summary
                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                       March 31        June 30          September 30        December 31
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                                           $321,366        $333,534          $   347,301         $  289,352
Operating expenses                                            318,802         314,912              332,610            322,659
Operating income                                                2,564          18,622               14,691            (33,307)
Other expenses                                                 (5,635)         (6,073)              (5,597)            (5,196)
Income before income taxes                                     (3,071)         12,549                9,094            (38,503)
Income taxes (credits)                                         (1,117)          6,680                6,112            (16,282)
Net income (loss)                                              (1,954)          5,869                2,982            (22,221)
Income (loss) available to common shareholders               $ (1,954)       $  5,869           $    2,982         $  (22,596)
Net income (loss) per common share - basic                   $  (0.16)       $   0.48           $     0.25         $    (1.96)
Net income (loss) per common share - diluted                 $  (0.16)       $   0.46           $     0.23         $    (1.96)


                                           Financial Statements and Supplementary Data
                                                 Amtran, Inc. and Subsidiaries
                                               1999 Quarterly Financial Summary
                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                       March 31        June 30          September 30        December 31
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues                                           $277,909        $284,714         $   302,921          $  256,822
Operating expenses                                            248,950         254,284             275,851             253,254
Operating income                                               28,959          30,430              27,070               3,568
Other expenses                                                 (1,516)         (3,603)             (3,886)             (3,225)
Income before income taxes                                     27,443          26,827              23,184                 343
Income taxes (credits)                                         10,903          10,122               9,484                (54)
Income available to common shareholders                      $ 16,540        $ 16,705         $    13,700          $      397
Net income per common share - basic                          $   1.36        $   1.37         $      1.10          $     0.03
Net income per common share - diluted                        $   1.22        $   1.24         $      1.01          $     0.03


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.




PART III






Item 10.   Directors and Officers of the Registrant

Incorporated  herein   by  reference from the Company's proxy  statement for the
annual meeting of stockholders to be held on May 29, 2001.


Item 11.   Executive Compensation

Incorporated  herein   by  reference from the Company's proxy  statement for the
annual meeting of stockholders to be held on May 29, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Incorporated  herein   by  reference from the Company's proxy  statement for the
annual meeting of stockholders to be held on May 29, 2001.

Item 13.   Certain Relationships and Related Transactions

Incorporated  herein   by  reference from the Company's proxy  statement for the
annual meeting of stockholders to be held on May 29, 2001.


PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)  (1)   Financial Statements

                      The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                       o Consolidated Balance Sheets for years ended December 31, 2000 and 1999

                       o Consolidated Statements of Operations for years ended December 31, 2000, 1999 and 1998

                       o Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2000, 1999 and 1998

                       o Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998

                       o     Notes to Consolidated Financial Statements

                  (2)  Financial Statement Schedule

            The following consolidated financial information for the years 2000, 1999 and 1998 is included in Item 14(d):

                                                                                          Page

                       o     Schedule II - Valuation and Qualifying Accounts               69

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3)  Exhibits

                       Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

           (b) Reports on Form 8-K

               There were no Form 8-Ks filed during the quarter ended December 31, 2000

           (c) Exhibits

              See the Index to Exhibits attached to this report.

           (d) Financial Statement Schedule

               See Schedule II - Valuation and Qualifying Accounts on next page.


Item 14d.  Valuation and Qualifying Accounts                                                                          Schedule II


                                                       (Dollars in thousands)
COLUMN A                                            COLUMN B               COLUMN C                COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                          ---------


                                                                                    Charged to
                                                    Balance at       Charged to       Other
                                                   Beginning of      Costs and       Accounts -    Deductions -        Balance at
Description                                           Period          Expenses       Describe       Describe         End of Period
----------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 1998:
     Deducted from asset accounts:
        Allowance for doubtful accounts                   1,682          1,492              -            2,011(1)           1,163
        Allowance for obsolescence - Inventory            7,631          1,905              -            1,095(2)           8,441
        Valuation allowance - Assets held for               200              -              -              200(3)               -
                                                            ---                                            ---

     Totals                                            $  9,513       $  3,397        $     -        $   3,306           $  9,604
                                                       ========       ========        ======         =========           ========

Year ended December 31, 1999:
     Deducted from asset accounts:
        Allowance for doubtful accounts                   1,163          2,318              -            1,970(1)           1,511
        Allowance for obsolescence - Inventory            8,441          1,872              -               22(2)          10,291
                                                          -----          -----                              --             ------
     Totals                                            $  9,604       $  4,190        $     -        $   1,992          $  11,802
                                                       ========       ========        ======         =========          =========

Year ended December 31, 2000:
     Deducted from asset accounts:
        Allowance for doubtful accounts                   1,511          2,431              -            2,751(1)          1,191
        Allowance for obsolescence - Inventory           10,291          3,466              -              645(2)         13,112
                                                         ------          -----                             ---            ------
     Totals                                            $ 11,802       $  5,897        $     -        $   3,396         $  14,303
                                                       ========       ========        ======         =========         =========

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


                                  AMTRAN, INC.
                                  (Registrant)

Date                               by /s/ J. George Mikelsons
                                          J. George Mikelsons
                                          Chairman
                                            On behalf of the Registrant and as
                                          Director


Date                                  /s/ John P. Tague
                                          John P. Tague
                                          President and Chief Executive Officer
                                          Director

Date                                  /s/ James W. Hlavacek
                                          James W. Hlavacek
                                          Executive Vice President and
                                            Chief Operating Officer
                                          Director

Date                                  /s/ Kenneth K. Wolff
                                          Kenneth K. Wolff
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Director

Date                                  /s/ Robert A. Abel
                                          Robert A. Abel
                                          Director

Date                                  /s/ William P. Rogers, Jr.
                                          William P. Rogers, Jr.
                                          Director

Date                                  /s/ Andrejs P. Stipnieks
                                          Andrejs P. Stipnieks
                                          Director

Date                                  /s/ David M. Wing
                                          David M. Wing
                                          Vice President and Controller
                                          Chief Accounting Officer



               Index to Exhibits

   Exhibit No.

   3.(i)(a)    Restated  Articles of Incorporation of Amtran,  Inc. (incorporated by reference to Exhibit 3(a) to Amtran, Inc.'s
               Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

   3.(i)(b)    Articles of Amendment  to the Restated  Articles of  Incorporation  adopted as of September  19, 2000.

   3.(i)(c)    Articles of Amendment to the Restated Articles of Incorporation adopted as of December 28, 2000

   3(ii)       Bylaws of Amtran,  Inc.,  as amended,  (incorporated  by  reference  to Exhibit  3(b) to Amtran,  Inc.'s Registration
               Statement on S-1 dated March 16, 1993, File No. 33-59630).

   4.1         Indenture dated as of July 24, 1997, by and among Amtran,  Inc., as issuer,  American Trans Air, Inc.,  Ambassadair
               Travel Club, Inc., ATA Vacations,  Inc., Amber Travel,  Inc.,  American Trans Air Training Corporation,  American
               Trans Air Execujet,  Inc. and Amber Air Freight Corporation, as guarantors, and First Security Bank, N.A., as trustee
               (incorporated by reference to Exhibit 4.1 to Amtran, Inc.'s Registration Statement on S-4 dated October 6, 1997, File
               No. 333-37283).

  4.2          Indenture  dated as of December 11, 1998, by and among Amtran,  Inc., as issuer,  American Trans  Air, Inc.,
               Ambassadair  Travel Club, Inc., ATA Vacations, Inc., Amber Travel,  Inc.,  American Trans  Air  Training Corporation,
               American  Trans Air  Execujet,  Inc.  and Amber Air  Freight Corporation, as  guarantors,  and First  Security  Bank,
               N.A.,  as  trustee  (incorporated  by reference to Exhibit 4.4 to Amtran, Inc.'s Registration  Statement on S-3 dated
               August 26, 1998,  File No. 333-52655).

  4.3          First  Supplemental  Indenture  dated as of December 11, 1998,  by and among  Amtran,  Inc.,  as issuer,  American
               Trans Air, Inc.,  Ambassadair  Travel Club,  Inc., ATA Vacations,  Inc., Amber Travel,  Inc., American Trans Air
               Training Corporation, American Trans Air Execujet,  Inc. and Amber Air Freight Corporation,  as guarantors, and First
               Security Bank, N.A., as trustee, to the Indenture  dated as of December  11, 1998  (incorporated  by reference to
               Exhibit 4.4 to Amtran, Inc.'s Registration Statement on S-3 dated August 26, 1998, File No. 333-52655).

  4.4          First  Supplemental  Indenture  dated as of December 21, 1999,  by and among  Amtran,  Inc.,  as issuer,  American
               Trans Air, Inc.,  Ambassadair  Travel Club,  Inc., ATA Vacations,  Inc., Amber Travel,  Inc., American Trans Air
               Training  Corporation,  American Trans Air Execujet,  Inc. and Amber Air  Freight  Corporation,  Chicago  Express
               Airlines,  Inc.,  as  guarantors,  and First Security Bank,  N.A., as trustee,  to the Indenture dated as of
               July 24, 1997  (incorporated  by reference  to Exhibit 4.1 to Amtran,  Inc.'s  Registration  Statement  on S-4 dated
               January 25, 2000, File No. 333-95371).

  4.5          Pass Through Trust Agreement, dated as of February 15, 2000,  between  American  Trans Air,  Inc. and Wilmington
               Trust Company, as Trustee, made with respect to the  formation of American  Trans Air 2000-1G-O  Pass Through  Trust
               and the issuance of 8.039%  Initial  American Trans Air 2000-1G-O Pass Through  Trust  Certificates  and 8.039%
               Exchange  American   Trans  Air   2000-1G-O   Pass   Through Certificates (incorporated by reference to Exhibit
               4.5 to Amtran,  Inc.'s  Registration  Statement on S-4 dated August 11, 2000, File No. 333-43606).

  4.6          Pass Through Trust Agreement, dated as of February 15, 2000,  between  American  Trans Air,  Inc. and Wilmington
               Trust Company,  as Trustee,  made with respect to the  formation  of  American  Trans Air 2000-1G-S  Pass Through
               Trust and the issuance of 8.039%  Initial  American Trans Air 2000-1G-S Pass Through Certificates and 8.039% Exchange
               American Trans  Air 2000-1G-S  Pass Through  Certificates (incorporated  by  reference  to  Exhibit  4.6  to  Amtran,
               Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

  4.7          Pass Through Trust Agreement, dated as of February 15, 2000,  between  American  Trans Air,  Inc. and Wilmington
               Trust Company,  as Trustee, made with respect to the  formation  of  American  Trans Air  2000-1C-O  Pass Through
               Trust and the issuance of 9.644%  Initial  American Trans Air 2000-1C-O Pass Through Certificates and 9.644% Exchange
               American Trans  Air  2000-1C-O  Pass  Through  Certificates (incorporated  by  reference  to  Exhibit  4.7  to
               Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

  4.8          Pass Through Trust Agreement, dated as of February 15, 2000,  between  American  Trans Air,  Inc. and  Wilmington
               Trust Company,  as Trustee,  made with respect to the  formation  of  American  Trans Air 2000-1C-S  Pass Through
               Trust and the issuance of 9.644%  Initial  American Trans Air 2000-1C-S Pass Through  Certificates and 9.644%
               Exchange American Trans  Air  2000-1C-S  Pass  Through  Certificates (incorporated  by  reference  to  Exhibit  4.8 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

  4.9          Purchase and Investor Rights Agreement dated as of December 13, 2000,  between Amtran,  Inc. and Boeing Capital
               Corporation.

  4.10         Purchase and Investor Rights Agreement dated as of September 19, 2000, between Amtran,  Inc. and International Lease
               Finance Corporation.

  4.11         Pass Through Trust Agreement,  dated as of December 16, 1996, among Amtran, Inc., American Trans Air,  Inc. and
               Wilmington  Trust  Company,  as Trustee,  made with respect to the  formation of American  Trans Air 1996-1A Pass
               Through  Trust and the  issuance of 7.37%  American  Trans Air 1996-1A Pass Through Trust Certificates.

  4.12         Pass Through Trust Agreement,  dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and
               Wilmington  Trust  Company,  as Trustee,  made with respect to the  formation of American  Trans Air 1996-1B Pass
               Through  Trust and the  issuance of 7.64%  American  Trans Air 1996-1B Pass Through Trust Certificates.

  4.13         Pass Through Trust Agreement,  dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and
               Wilmington  Trust  Company,  as Trustee,  made with respect to the  formation of  American  Trans Air 1996-1C Pass
               Through  Trust and the  issuance of 7.82%  American  Trans Air 1996-1C Pass Through Trust Certificates.

  4.14         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1A-O  Pass
               Through  Trust and the  issuance of 6.99%  American  Trans Air 1997-1A-O Pass Through Trust Certificates.

  4.15         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1A-S  Pass
               Through  Trust and the  issuance of 6.99%  American  Trans Air 1997-1A-S Pass Through Trust Certificates.

  4.16         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1B-O  Pass
               Through  Trust and the  issuance of 7.19%  American  Trans Air 1997-1B-O Pass Through Trust Certificates.

  4.17         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1B-S  Pass
               Through  Trust and the  issuance of 7.19%  American  Trans Air 1997-1B-S Pass Through Trust Certificates.

  4.18         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1C-O  Pass
               Through  Trust and the  issuance of 7.46%  American  Trans Air 1997-1C-O Pass Through Trust Certificates.

  4.19         Pass Through Trust  Agreement,  dated as of December 23, 1997,  between Amtran,  Inc.,  American Trans Air, Inc. and
               Wilmington Trust Company, as Trustee,  made with respect to the formation of American  Trans Air  1997-1C-S  Pass
               Through  Trust and the  issuance of 7.46%  American  Trans Air 1997-1C-S Pass Through Trust Certificates.

  4.20         Form of Common Stock  Certificate  of Amtran,  Inc.  (incorporated  by reference to Exhibit 4 to Amtran, Inc.'s
               Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

  4.21         Form of Series A1 Preferred Stock Certificate of Amtran, Inc.

  4.22         Form of Series B Preferred Stock Certificate of Amtran, Inc.

  4.23         Form of 1996 Class A American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.11).

  4.24         Form of 1996 Class B American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.12).

  4.25         Form of 1996 Class C American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.13).

  4.26         Form of 1997 Class A American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.14).

  4.27         Form of 1997 Class B American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.16).

  4.28         Form of 1997 Class C American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.18).

  4.29         Form of 2000 Class G American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.5).

  4.30         Form of 2000 Class C American  Trans Air,  Inc. Pass Through  Certificates (included in Exhibit 4.7).

  4.31         Amtran,  Inc.  hereby  agrees to  furnish to the  Commission,  upon  request,  copies of certain additional instruments  relating  to  long-term  debt  of  the  kind  described  in Item 601(b)(4)(iii)(A) of Regulation S-K.

  10.1         1993 Incentive Stock Plan for Key Employees of Amtran,  Inc. and its Subsidiaries (incorporated by reference to
               Exhibit  10(r)(r) to Amtran,  Inc.'s  Registration  Statement on S-1 dated March 16, 1993, File No. 33-59630).

  10.2         1996  Incentive  Stock Plan for Key  Employees of Amtran,  Inc.  and its  Subsidiaries  (incorporated  by reference to Amtran, Inc.'s Registration Statement on S-8 dated June 20, 1997, File No. 333-29715).

  10.3         2000 Incentive Stock Plan for Key Employees of Amtran,  Inc. and its Subsidiaries  (incorporated  by reference to Exhibit A to Amtran, Inc.'s Proxy Statement dated April 5, 2000).

  10.4         Stock  Option  Plan for  Non-Employee  Directors  (incorporated  by  reference  to Appendix A to Amtran, Inc.'s Proxy
               Statement dated April 15, 1994).

  10.5         Aircraft  General Terms Agreement dated as of June 30, 2000,  between The Boeing  Company  ("Boeing") and
               American Trans Air, Inc.;  Purchase  Agreement Number  2285  dated as of June 30,  2000,  between
               Boeing  and  American  Trans Air,  Inc.;  Purchase Agreement  Number 2262 dated as of June 30,  2000, between Boeing and American Trans Air, Inc. *

  10.6(a)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *

  10.6(b)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *

  10.6(c)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *

  10.6(d)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(e)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(f)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(g)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(h)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *

  10.6(i)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(j)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(k)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(l)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(m)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *


  10.6(n)      Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,  Inc. and International
               Lease Finance Corporation.   *

  10.7         Aircraft  Financing  Agreement  dated as of December 6, 2000,  between  Amtran,  Inc. and General
               Electric Capital Corporation.   *

  21           Subsidiaries of Amtran, Inc.

  23           Consent of Independent Auditors.

  27           Financial Data Schedule.

 *Portions of this exhibit have been omitted pursuant to a request for  confidential  treatment and filed separately with the  Securities  and Exchange  Commission.











              Exhibit 23





                                 CONSENT OF INDEPENDENT AUDITORS


              We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of Amtran, Inc. and its subsidiaries and in the related Prospectus, in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries and in the Registration Statement (Form S-3 No. 333-86791) of Amtran, Inc. and its subsidiaries and in the related Prospectus of our report dated January 23, 2001, with respect to the consolidated financial statements and schedule of Amtran, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2000.












              /S/ ERNST & YOUNG LLP
              Indianapolis, Indiana
              March 28, 2001