Form 10-Q
period 2001-03-31
AMTRAN INC
filed 2001-05-15
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001
                                                           or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From              to
                                                    -----------    ------------


Commission file number  000-21642
                       -----------


                                  AMTRAN, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                Indiana                                     35-1617970
      -----------------------------                -----------------------------
      (State or other jurisdiction of                  (I.R.S.  Employer
       incorporation or organization)                  Identification No.)


        7337 West Washington Street
            Indianapolis, Indiana                               46231
       -----------------------------                 ---------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (317) 247-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X        No   ______
      ---------

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

Common Stock, Without Par Value - 11,385,195 shares outstanding as of April 30, 2001

PART I - Financial Information
Item I - Financial Statements


                    AMTRAN, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                                            March 31,         December 31,
                                                                              2001                2000
                                                                            -----------        -----------
                                ASSETS                                     (Unaudited)

Current assets:
Cash and cash equivalents................................................   $   129,698        $  129,137
Receivables, net of allowance for doubtful accounts
(2001 - $1,165;  2000 - $1,191)..........................................        36,500            56,605
Inventories,  net........................................................        51,388            49,055
Prepaid expenses and other current assets................................        29,687            25,411
                                                                            -----------        -----------
Total current assets.....................................................       247,273           260,208

Property and equipment:
Flight equipment.........................................................     1,051,826            962,906
Facilities and ground equipment..........................................       114,368            111,825
                                                                            -----------        -----------
                                                                              1,166,194          1,074,731
Accumulated depreciation.................................................      (438,119)          (412,685)
                                                                            -----------        -----------
                                                                                728,075            662,046

Goodwill.................................................................        22,900             22,858
Deposits and other assets................................................       105,887             87,318
                                                                            -----------        -----------

Total assets.............................................................   $ 1,104,135        $ 1,032,430
                                                                            ===========        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt......................................  $   108,905        $    82,476
Accounts payable..........................................................       27,293             10,066
Air traffic liabilities...................................................      122,933            107,050
Accrued expenses..........................................................      161,992            147,095
                                                                            -----------        -----------
Total current liabilities.................................................      421,123            346,687

Long-term debt, less current maturities...................................      380,002            375,473
Deferred income taxes.....................................................       53,706             54,503
Other deferred items......................................................       49,649             51,113
                                                                            -----------        -----------

Total liabilities.........................................................      904,480            827,776

Redeemable preferred stock; authorized and issued 800 shares..............       80,000             80,000

Shareholders' equity:
Preferred stock; authorized 9,999,200 shares; none issued.................            -                  -
Common stock, without par value;  authorized 30,000,000 shares;
issued 13,093,550 - 2001; 13,082,118 - 2000...............................       59,205             59,012
Treasury stock; 1,709,855 shares - 2001; 1,696,355 shares - 2000......          (24,760)           (24,564)
Additional paid-in-capital................................................       12,153             12,232
Other comprehensive income................................................         (158)                 -
Retained earnings.........................................................       73,215             77,974
                                                                            -----------        -----------
Total shareholders' equity................................................      119,655            124,654
                                                                            -----------        -----------

Total liabilities and shareholders' equity................................  $ 1,104,135        $ 1,032,430
                                                                            ===========        ===========

See accompanying notes.



                               AMTRAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                                2001               2000
                                                             ------------      ------------
                                                              (Unaudited)       (Unaudited)
Operating revenues:
Scheduled service.........................................   $    212,031      $    168,486
Charter...................................................        102,385           119,620
Ground package............................................         21,631            22,086
Other.....................................................         11,438            11,174
                                                             ------------      ------------
Total operating revenues..................................        347,485           321,366
                                                             ------------      ------------

Operating expenses:
Salaries, wages and benefits..............................         80,972            68,702
Fuel and oil..............................................         69,981            63,436
Depreciation and amortization.............................         35,498            31,572
Handling, landing and navigation fees.....................         23,719            25,385
Aircraft rentals..........................................         19,989            16,086
Aircraft maintenance, materials and repairs...............         19,386            19,679
Ground package cost.......................................         18,240            18,895
Crew and other employee travel............................         15,703            15,091
Passenger service.........................................         11,751            11,170
Other selling expenses....................................         10,754             8,290
Commissions...............................................         10,676            11,155
Advertising...............................................          6,532             6,565
Facilities and other rentals..............................          4,501             3,699
Other.....................................................         22,017            19,077
                                                             ------------      ------------
Total operating expenses..................................        349,719           318,802
                                                             ------------      ------------

Operating income (loss)...................................         (2,234)            2,564

Other income (expense):
Interest income...........................................          1,731             1,913
Interest expense..........................................         (7,358)           (7,660)
Other.....................................................            168               112
                                                             ------------      ------------
Other expense.............................................         (5,459)           (5,635)
                                                             ------------      ------------

Loss before income taxes and preferred stock dividends....         (7,693)           (3,071)
Income tax credit.........................................         (3,309)           (1,117)
                                                             ------------      ------------
Net loss..................................................         (4,384)           (1,954)

Preferred dividends.......................................           (375)                -
                                                             ------------      ------------
Loss available to common shareholders.....................   $     (4,759)     $     (1,954)
                                                             ============      ============

Basic earnings per common share:
Average shares outstanding................................     11,379,667        12,089,652
Net loss per share........................................   $      (0.42)     $      (0.16)
                                                             ============      ============

Diluted earnings per common share:
Average shares outstanding................................     11,379,667         12,089,652
Net loss per share........................................   $      (0.42)     $      (0.16)
                                                             ============      ============

See accompanying notes.



                                                    AMTRAN, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                                       (Dollars in thousands)



                                       Redeemable                                Additional        Other
                                       Preferred       Common      Treasury       Paid-in     Comprehensive   Retained
                                         Stock         Stock        Stock         Capital         Income      Earnings        Total

                                       -------        --------       --------       --------      ------      --------    ---------
Balance, December 31, 2000 ........    $80,000       $ 59,012       $(24,564)      $ 12,232           -      $ 77,974     $ 204,654
                                       =======        ========       ========       ========      ======      ========    =========

  Net loss available
    to common shareholders ........          -               -              -              -           -        (4,759)      (4,759)

  Change in net gain/loss
    on derivative instruments .....          -               -              -              -        (158)            -         (158)

    Total comprehensive income ....          -               -              -              -           -             -       (4,917)

  Restricted stock grants .........          -               9              -              4           -             -           13

  Stock options exercised .........          -             184              -            (83)          -             -          101

  Purchase of  treasury stock .....          -               -           (196)             -           -             -         (196)
                                       -------        --------       --------       --------      ------      --------    ---------

Balance, March 31, 2001 ...........    $80,000        $ 59,205       $(24,760)      $ 12,153      $ (158)     $ 73,215    $ 199,655
                                       =======        ========       ========       ========      ======      ========    =========

See accompanying notes.



                                    AMTRAN, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)


                                                                    Three Months Ended March 31,
                                                                      2001                  2000
                                                                   ---------              ---------
                                                               (Unaudited)                (Unaudited)

Operating activities:

Net  loss                                                          $ (4,384)                 (1,954)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
Depreciation and amortization.............................           35,498                  31,572
Deferred income taxes.....................................             (797)                   (258)
Other non-cash items......................................           (4,684)                 (1,458)
Changes in operating assets and liabilities:
Receivables...............................................            20,105                  2,208
Inventories...............................................            (3,435)                (1,279)
Prepaid expenses..........................................            (4,276)                (3,854)
Accounts payable..........................................            17,227                  1,811
Air traffic liabilities...................................            15,883                 16,833
Accrued expenses..........................................            15,422                  4,142
                                                                   ---------              ---------
Net cash provided by operating activities                             86,559                 47,763
                                                                   ---------              ---------

Investing activities:

Proceeds from sales of property and equipment                             29                     25
Aircraft pre-delivery deposits............................           (44,197)                     -
Capital expenditures......................................           (53,017)               (41,924)
Additions to other assets.................................           (19,649)                (8,342)
                                                                   ---------              ---------
Net cash used in investing activities                               (116,834)               (50,241)
                                                                   ---------              ---------

Financing activities:

Preferred stock dividends.................................              (375)                     -
Proceeds from sale/leaseback transactions.................               369                      -
Proceeds from long-term debt..............................            33,128                 11,500
Payments on long-term debt................................            (2,191)                  (442)
Proceeds from exercise of stock options...................               101                    344
Purchase of treasury stock................................              (196)                (3,883)
                                                                   ---------              ---------
Net cash provided by financing activities                             30,836                  7,519
                                                                   ---------              ---------

Increase in cash and cash equivalents.....................               561                  5,041
Cash and cash equivalents, beginning of period............           129,137                120,164
                                                                   ---------              ---------
Cash and cash equivalents, end of period..................          $129,698              $ 125,205
                                                                   =========              =========

Supplemental disclosures:

Cash payments for:
Interest...................................................         $ 12,009              $   7,167
Income taxes...............................................         $      2              $     118

Financing and investing activities not affecting cash:
Accrued capitalized interest...............................         $  4,047              $       -


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

       The consolidated financial statements for the quarters ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Earnings per Share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended March 31,
                                                          2001                2000
                                                          ------------------------
       Numerator:
        Net loss available to common                 $ (4,759,000)       $ (1,954,000)
        shareholders as reported
       Denominator:
        Denominator for basic earnings per
        share - weighted average shares                11,379,667         12,089,652
       Effect of dilutive securities:
        Employee stock options                                  -                   -
        Restricted shares                                       -                   -
                                                       ----------          ----------

       Dilutive potential common shares                         -                   -
                                                       ----------          ----------
       Denominator for diluted earnings per
        share - adjusted weighted average shares       11,379,667          12,089,652
                                                       ----------          ----------

       Basic loss per share                          $      (0.42)        $     (0.16)
       Diluted loss per share                        $      (0.42)        $     (0.16)



       In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the impact of potentially dilutive securities has been excluded from the first quarter 2001 and 2000 diluted earnings per share, because their effect is antidilutive.

3.     Segment Disclosures

       The Company identifies its segments on the basis of similar products and services. The airline segment derives its revenues primarily from the sale of scheduled service or charter air transportation. ATA Leisure Corp. ("ATALC") derives its revenues from the sale of vacation packages, which, in addition to air transportation, include hotels and other ground arrangements. ATALC purchases air transportation for its vacation packages from ATA and other airlines.

       Segment financial data as of and for the quarters ended March 31, 2001 and 2000 follows:


                                                           For the Three Months Ended March 31, 2001
                                                           -----------------------------------------
                                                                                           Other/
                                            Airline               ATALC                 Eliminations         Consolidated
                                          ------------          -------------           -------------         --------------
                                                                        (In thousands)

Operating revenue (external)                   $ 293,223             $ 33,998              $ 20,264            $ 347,485
Intersegment revenue                              15,639                  465               (16,104)                   -
Operating expenses (external)                    308,384               24,088                17,247              349,719
Intersegment expenses                              2,582               10,255               (12,837)                   -
Operating income (loss)                           (2,104)                 120                  (250)              (2,234)
Segment assets                                 1,224,340              208,723              (328,928)           1,104,135



                                                           For the Three Months Ended March 31, 2000
                                                           -----------------------------------------
                                                                                           Other/
                                            Airline               ATALC                 Eliminations          Consolidated
                                         ------------          -------------           -------------         --------------
                                                                        (In thousands)

Operating revenue (external)                   $ 267,426             $ 38,536              $ 15,404            $ 321,366
Intersegment revenue                              22,767                  727               (23,494)                   -
Operating expenses (external)                    280,406               23,900                14,496              318,802
Intersegment expenses                              3,729               17,161               (20,890)                   -
Operating income (loss)                            6,058               (1,798)               (1,696)               2,564
Segment assets                                   880,926              106,305              (145,256)             841,975


4.     Purchase of Treasury Stock

       In 1994, the Company's Board of Directors approved the repurchase of up to 250,000 shares of the Company's common stock. In 1999, the repurchase of an additional 600,000 common shares was approved. In the second half of 2000, the Board of Directors approved the repurchase of up to another 850,000 shares of the Company's common stock. On January 8, 2001, the Company's Board of Directors approved the repurchase of 200,000 more common shares, allowing for a total of 1,900,000 repurchased common shares. As of March 31, 2001, the Company had repurchased 1,709,855 common shares at a cost of $24.8 million.

5.     Commitments and Contingencies

       In 2000, the Company entered into a series of preliminary agreements to obtain 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The Company subsequently converted most of the preliminary agreements into firm commitments.

       The Company has a purchase agreement with the Boeing Company to purchase the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The aircraft will be obtained directly from Boeing. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. The deliveries of the aircraft are scheduled between June 2001 and April 2003. Advance payments are required for these purchases, and the Company has funded these advance deposits through aircraft deposit finance facilities and the sale of preferred stock. As of March 31, 2001, the Company had made $184.1 million in advance payments for these aircraft.

       The Company has entered into lease agreements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with this agreement, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. The aircraft under this lease agreement are scheduled for delivery between May 2001 and May 2004, while the spare engines are scheduled for delivery in 2001.

       The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services. The aircraft under this lease agreement are scheduled for delivery from July 2001 through July 2002.

       The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006.

       Also in 2000, the Company signed an agreement for warranty and ongoing maintenance services applicable to the General Electric engines which will power all 39 Boeing 737-800 aircraft. Under this agreement, overhauls will be provided in exchange for fixed payments by the Company for each engine flight hour over the life of the agreement.

       On March 13, 2001, the Company entered into a partnership with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA"), which will remarket the Company's fleet of 24 Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company expects to receive both cash and equity in BATA. BCC will provide the aircraft marketing expertise. The Company expects to transfer the first 10 Boeing 727-200 aircraft to BATA in the second quarter of 2001, although some of these aircraft will continue to be operated by the Company under short-term operating leases.

       In 1998, the Company decided to extend the lives of the L-1011 series 50 and 100 aircraft through 2004 and, as a result, implemented a change in accounting estimate to reflect December 31, 2004, as the common retirement date for the entire fleet. With continuously increasing repair costs and the fuel-inefficiency of this fleet, the Company is re-evaluating this decision. The Company is considering retiring each L1011-50 and 100 aircraft prior to its next scheduled heavy maintenance check. To ensure the correct economic decision, the Company is performing an extensive analysis of expected revenue generation and operating cost for each aircraft in this fleet. As of March 31, 2001 this analysis is not complete for each aircraft. Two aircraft in the fleet were scheduled for heavy maintenance checks in the first quarter of 2001. One of those aircraft was retired in February 2001, and the Company received an extension from the Federal Aviation Administration to operate the other aircraft into the second quarter of 2001. As of March 31, 2001, the Company is uncertain whether this required maintenance will be performed or whether the aircraft will be retired. The net book value of this aircraft less anticipated salvage value, as of March 31, 2001 is approximately $2.2 million.

6.     Redeemable Preferred Stock

       In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The Series B Preferred is convertible into shares of Amtran common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015.

       Also, in the last half of 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with net proceeds of a public offering of the Company's common stock.

7.     Change in Accounting Estimate

       On March 13, 2001, the Company signed an agreement with BCC to form BATA which will remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. The Company estimates that the fleet of 24 Boeing 727-200s will be fully transferred to BATA by May 2002, and the Company will receive 50.0% ownership interest in BATA for each aircraft transferred. Before the formation of BATA, the Boeing 727-200 fleet was being depreciated to a common retirement date of December 31, 2008 with a salvage value of $0.5 million. The Company implemented a change in accounting estimate to reflect these new assumptions, resulting in a decrease to the net loss of $0.4 million in the first quarter of 2001 and a decrease to the basic and diluted loss per share of $0.03 for the same period.

8.     Fuel Price Risk Management

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

       The Company enters into heating oil swap agreements to minimize the risk of jet fuel price fluctuations. These instruments have initial maturities of up to 12 months. As of March 31, 2001, the Company's existing instruments had remaining maturities of up to nine months. In accordance with FAS 133, the Company accounts for its heating oil swap agreements as cash flow hedges. Upon the adoption of FAS 133, the fair value of the Company's fuel hedging contracts was $0.6 million. The Company recorded this amount, net of income taxes of $0.2 million, in other assets and other current liabilities, with a corresponding entry of the net fair value in accumulated other comprehensive income on the consolidated balance sheet. All changes in fair value of the heating oil swap agreements in the first quarter of 2001 were effective, so these valuation changes were recognized in earnings as a component of fuel expense only upon settlement of each agreement.

       For the three months ended March 31, 2001, the Company recognized hedging losses on settled contracts of approximately $832,000, which are classified as fuel expense on the consolidated statement of operations. The fair value of the Company's fuel hedging agreements at March 31, 2001, representing the amount the Company would pay to terminate the agreements, totaled $0.3 million.

PART I - Financial Information

Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations


QUARTER ENDED MARCH 31, 2001, VERSUS QUARTER ENDED MARCH 31, 2000

OVERVIEW

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. The Company, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 28 years and is the eleventh largest U.S. airline in terms of 2000 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia and John F. Kennedy Airports, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle and Minneapolis-St. Paul. Chicago Express also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. ATA also provides charter service throughout the world to independent tour operators, specialty charter customers and the U.S. military.

In the first quarter of 2001, the Company recorded an operating loss of $2.2 million, as compared to operating income of $2.6 million in the first quarter of 2000. The decline in operating results is due in part to higher employee costs associated with the hiring and training of crew for the Boeing 737-800 aircraft in advance of their delivery. 2001 earnings were also impacted by a $1.1 million non-cash charge for the retirement of a Lockheed L-1011 aircraft, and by increasing fuel prices. The increase in fuel price between the first quarter of 2001 compared with the first quarter of 2000 resulted in an increase in fuel expense of $3.2 million, net of the increase in fuel escalation revenue.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2001, the Company had an operating loss of $2.2 million, as compared to operating income of $2.6 million in the comparable quarter of 2000; and the Company experienced a $4.8 million net loss available to common shareholders in the first quarter of 2001, as compared to a net loss available to common shareholders of $2.0 million in the first quarter of 2000.

Operating revenues increased 8.1% to $347.5 million in the first quarter of 2001, as compared to $321.4 million in the same period of 2000. Consolidated revenue per available seat mile ("RASM") increased 5.6% to 8.45 cents in the 2001 first quarter, as compared to 8.00 cents in the first quarter of 2000.

Operating expenses increased 9.7% to $349.7 million in the first quarter of 2001, as compared to $318.8 million in the comparable period of 2000. Consolidated operating cost per available seat mile ("CASM") increased 7.2% to
8.50 cents in the first quarter of 2001, as compared to 7.93 cents in the first quarter of 2000.

RESULTS OF OPERATIONS IN CENTS PER ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                          Cents per ASM
                                                    Three Months Ended March 31,
                                                    2001                 2000
                                                    -------------------------

Consolidated operating revenues:                    8.45                 8.00

Consolidated operating expenses:
Salaries, wages and benefits                        1.97                 1.71
Fuel and oil                                        1.70                 1.58
Depreciation and amortization                       0.86                 0.79
Handling, landing and navigation fees               0.58                 0.63
Aircraft rentals                                    0.49                 0.40
Aircraft maintenance, materials and repairs         0.47                 0.49
Ground package cost                                 0.44                 0.47
Crew and other employee travel                      0.38                 0.38
Passenger service                                   0.29                 0.28
Other selling expenses                              0.26                 0.21
Commissions                                         0.26                 0.28
Advertising                                         0.16                 0.16
Facilities and other rentals                        0.11                 0.09
Other                                               0.53                 0.46
                                                    ----                 ----
Total consolidated operating expenses               8.50                 7.93
                                                    ----                 ----

Consolidated operating income (loss)               (0.05)                0.07
                                                   =====                 ====

ASMs (in thousands)                            4,114,255            4,018,536

The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:

                                           Three Months Ended March 31,
                                           ----------------------------
                                      2001             2000        Inc (Dec)
Airline and Other
        Operating revenue (000s)       $ 313,022    $ 282,103      $ 30,919
        RASM (cents)                        7.61         7.02          0.59
        Operating expenses (000s)      $ 315,376    $ 277,741      $ 37,635
        CASM (cents)                        7.67         6.91          0.76

ATALC
        Operating revenue (000s)        $ 34,463     $ 39,263      $ (4,800)
        RASM (cents)                        0.84         0.98         (0.14)
        Operating expenses (000s)       $ 34,343     $ 41,061      $ (6,718)
        CASM (cents)                        0.83         1.02         (0.19)



CONSOLIDATED FLIGHT OPERATING AND FINANCIAL DATA

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in all of the Company's business units. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.



                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                2001                2000            Inc (Dec)     % Inc (Dec)
                                                -------------------------------------------------------------

Departures Jet                                  14,768              13,387             1,381          10.32
Departures J31/Saab (a)                          5,584               4,320             1,264          29.26
                                             ---------           ---------           -------         ------
Total Departures (b)                            20,352              17,707             2,645          14.94
                                             ---------           ---------           -------         ------

Block Hours Jet                                 45,009              42,237             2,772           6.56
Block Hours J31/Saab                             4,754               4,387               367           8.37
                                             ---------           ---------           -------         ------
Total Block Hours (c)                           49,763              46,624             3,139           6.73
                                             ---------           ---------           -------         ------

RPMs Jet (000s)                              2,899,592           2,861,397            38,195           1.33
RPMs J31/Saab (000s)                            21,988               9,800            12,188         124.37
                                             ---------           ---------           -------         ------
Total RPMs (000s) (d)                        2,921,580           2,871,197            50,383           1.75
                                             ---------           ---------           -------         ------

ASMs Jet (000s)                              4,083,193           4,003,394            79,799           1.99
ASMs J31/Saab (000s)                            31,062              15,142            15,920         105.14
                                             ---------           ---------           -------         ------
Total ASMs (000s) (e)                        4,114,255           4,018,536            95,719           2.38
                                             ---------           ---------           -------         ------

Load Factor Jet                                  71.01%              71.47%            (0.46)         (0.64)
Load Factor J31/Saab                             70.79%              64.72%             6.07           9.38
                                             ---------           ---------           -------         ------
Total Load Factor (f)                            71.01%              71.45%            (0.44)         (0.62)
                                             ---------           ---------           -------         ------

Passengers Enplaned Jet                      2,102,256           1,886,292           215,964          11.45
Passengers Enplaned J31/Saab                   131,794              56,352            75,442         133.88
                                             ---------           ---------           -------         ------
Total Passengers Enplaned (g)                2,234,050           1,942,644           291,406          15.00
                                             ---------           ---------           -------         ------

Revenue $ (000s)                               347,485             321,366            26,119           8.13
RASM in cents (h)                                 8.45                8.00              0.45           5.62
CASM in cents (i)                                 8.50                7.93              0.57           7.19
Yield in cents (j)                               11.89               11.19              0.70           6.26

  See footnotes (b) through (j) on page 14.



(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend as the ATA Connection, using 34-seat Saab 340B propeller aircraft. During the first three quarters of 2000, Chicago Express operated some 19-seat Jetstream 31 ("J31") aircraft as they phased in the Saab fleet. As of September 30, 2000, all J31 aircraft had been removed from revenue service.

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

OPERATING REVENUES

SCHEDULED SERVICE REVENUES. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200 and Boeing 757-200 aircraft in scheduled service. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express as the ATA Connection.

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                             2001                2000            Inc (Dec)         % Inc (Dec)
                                             -----------------------------------------------------------------

Departures Jet                                  11,581               9,163             2,418              26.39
Departures J31/Saab (a)                          5,584               4,320             1,264              29.26
                                             ---------           ---------          --------             ------
Total Departures (b)                            17,165              13,483             3,682              27.31
                                             ---------           ---------          --------             ------

Block Hours Jet                                 33,357              27,138             6,219              22.92
Block Hours J31/Saab                             4,754               4,387               367               8.37
                                             ---------           ---------          --------             ------
Total Block Hours (c)                           38,111              31,525             6,586              20.89
                                             ---------           ---------          --------             ------

RPMs Jet (000s)                              2,087,614           1,759,031           328,583              18.68
RPMs J31/Saab (000s)                            21,988               9,800            12,188             124.37
                                             ---------           ---------          --------             ------
Total RPMs (000s) (d)                        2,109,602           1,768,831           340,771              19.27
                                             ---------           ---------          --------             ------

ASMs Jet (000s)                              2,785,749           2,305,370           480,379              20.84
ASMs J31/Saab (000s)                            31,062              15,142            15,920             105.14
                                             ---------           ---------          --------             ------
Total ASMs (000s) (e)                        2,816,811           2,320,512           496,299              21.39
                                             ---------           ---------          --------             ------

Load Factor Jet                                  74.94%              76.30%            (1.36)             (1.78)
Load Factor J31/Saab                             70.79%              64.72%             6.07               9.38
                                             ---------           ---------          --------             ------
Total Load Factor (f)                            74.89%              76.23%            (1.34)             (1.76)
                                             ---------           ---------          --------             ------

Passengers Enplaned Jet                      1,688,386           1,328,650           359,736              27.08
Passengers Enplaned J31/Saab                   131,794              56,352            75,442             133.88
                                             ---------           ---------          --------             ------
Total Passengers Enplaned (g)                1,820,180           1,385,002           435,178              31.42
                                             ---------           ---------          --------             ------

Revenue $ (000s)                               212,031             168,486            43,545              25.84
RASM in cents (h)                                 7.53                7.26              0.27               3.72
Yield in cents (j)                               10.05                9.53              0.52               5.46
Rev per segment $ (k)                           116.49              121.65             (5.16)             (4.24)

See footnotes (a) through (j) on page 13-14.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the first quarter of 2001 increased 25.8% to $212.0 million from $168.5 million in the first quarter of 2000. Scheduled service revenues comprised 61.0% of consolidated revenues in the 2001 first quarter, as compared to 52.4% of consolidated revenues in the same period of 2000.

The Company's first quarter 2001 scheduled service at Chicago-Midway accounted for approximately 67.8% of scheduled service ASMs and 86.4% of scheduled service departures, as compared to 61.1% and 80.7%, respectively, in the first quarter of 2000. In the first quarter of 2001, the Company began service from Chicago-Midway to Nassau. The Company began non-stop service to Hawaii from Chicago-O'Hare International Airport and New York's John F. Kennedy International Airport in the fourth quarter of 2000. In the second and third quarters of 2000, the Company began service from Chicago-Midway to Ronald Reagan Washington National Airport, Boston, Seattle, and Minneapolis-St. Paul. The increase in scheduled service frequencies and destinations from the first quarter of 2000 to the first quarter of 2001 contributed to a 31.4% increase in scheduled service passengers enplaned between periods, and a corresponding 25.8% increase in revenue.

In January 2000, Chicago Express Airlines, Inc., a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine 34-seat Saab 340B aircraft. These aircraft were placed into service in the first three quarters of 2000, replacing the previously-operated 19-seat Jetstream J31 fleet. Chicago Express Airlines, Inc. operates the aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. The service to South Bend, Indiana began in the fourth quarter of 2000.

The Company anticipates that its Chicago-Midway operation will represent an increasing proportion of its scheduled service business throughout 2001 and beyond. The Company operated 97 peak daily jet and commuter departures from Chicago-Midway and served 26 destinations on a nonstop basis in the first quarter of 2001, as compared to 72 peak daily jet and commuter departures from Chicago-Midway and 23 nonstop destinations in the first quarter of 2000. In October 2000, to accommodate the growth in jet departures in the existing terminal, Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal. This change has allowed the Company to convert the former Chicago Express gate to a jet departure gate.

The Company's anticipated growth at Chicago-Midway will be accomplished in conjunction with the construction of new terminal and gate facilities at the Chicago-Midway Airport. On March 7, 2001, the Company occupied 24 newly constructed ticketing and passenger check-in spaces in the new terminal, an increase from 16 ticketing and passenger check-in spaces previously occupied. Once all construction is complete in 2004, the Company expects to occupy 12 jet gates and one commuter aircraft gate at the new airport concourses. Eight of the gates which the Company will occupy are expected to open in late 2001, and the additional five gates are expected to be available for use by the Company in 2004. In addition to these improvements, the Company plans to complete the construction of a Federal Inspection Service facility in late 2001 at Chicago-Midway to facilitate nonstop international flights.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both additional revenue and operating cost efficiencies, as compared to the Company's other gateway cities.

The Company's Hawaii service accounted for 17.1% of scheduled service ASMs and 3.6% of scheduled service departures in the first quarter of 2001, as compared to 13.9% and 3.8%, respectively, in the first quarter of 2000. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 10.9% of scheduled service ASMs and 7.7% of scheduled service departures in the first quarter of 2001, as compared to 15.8% and 10.8%, respectively, in the first quarter of 2000. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has served Indianapolis for 28 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time.

COMMERCIAL CHARTER REVENUES. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 18.1% of consolidated revenues in the first quarter of 2001, as compared to 23.0% in the first quarter of 2000.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                     2001                2000             Inc (Dec)         % Inc (Dec)
                                                     ------------------------------------------------------------------

Departures (b)                                        2,309               2,822               (513)            (18.18)
Block Hours (c)                                       7,850               9,916             (2,066)            (20.84)
RPMs (000s) (d)                                     576,464             789,941           (213,477)            (27.02)
ASMs (000s) (e)                                     778,772           1,041,798           (263,026)            (25.25)
Passengers Enplaned (g)                             355,642             478,689           (123,047)            (25.70)
Revenue $ (000s)                                     62,980              74,028            (11,048)            (14.92)
RASM in cents (h)                                      8.09                7.11               0.98              13.78
RASM less fuel escalation in cents (l)                 7.60                6.70               0.90              13.43


See footnotes (a) through (h) on pages 13-14.

(l) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $45.6 million in revenues in the first quarter of 2001, as compared to $57.2 million in the first quarter of 2000.

Specialty charter (including  incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates some trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's three fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type, which provides the most economical solution for those requirements. Specialty charter accounted for approximately $7.2 million in revenues in the first quarter of 2001, as compared to $8.9 million in the first quarter of 2000.

MILITARY/GOVERNMENT CHARTER REVENUES. The following table sets forth, for the periods indicated, certain key operating and financial data for the military/government flight operations of the Company.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                    2001               2000             Inc (Dec)        % Inc (Dec)
                                                    ----------------------------------------------------------------

Departures (b)                                        863              1,402               (539)            (38.45)
Block Hours (c)                                     3,749              5,183             (1,434)            (27.67)
RPMs (000s) (d)                                   230,763            312,425            (81,662)            (26.14)
ASMs (000s) (e)                                   511,026            656,226           (145,200)            (22.13)
Passengers Enplaned (g)                            57,023             78,953            (21,930)            (27.78)
Revenue $ (000s)                                   39,405             45,592             (6,187)            (13.57)
RASM in cents (h)                                    7.71               6.95               0.76              10.94
RASM less fuel escalation in cents (m)               7.39               6.66               0.73              10.96



See footnotes (a) through (h) on page 13-14.

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

The Company participates in two related military/government charter programs known as "fixed award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has traditionally participated in contractor teaming arrangements with other airlines. Under these arrangements, the team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company represents a majority of the passenger transport capacity of the team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for all aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Expansion flying is generally offered to airlines on very short notice.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to decrease to approximately $141.8 million for the contract year ending September 2001. This represents more than a 16.3% decrease from $169.5 million earned in the contract year ended September 2000.

GROUND PACKAGE REVENUES. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its ATA Leisure Corp. subsidiary and to its Ambassadair club members.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. ATALC offers numerous ground accommodations to the general public in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company

In the first quarter of 2001, ground package revenues decreased 2.3% to $21.6 million, as compared to $22.1 million in the first quarter of 2000. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

OTHER REVENUES. Other revenues are comprised of the consolidated revenues of affiliated companies, together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company, such as cancellation and service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 1.8% to $11.4 million in the first quarter of 2001 as compared to $11.2 million in the first quarter of 2000.

OPERATING EXPENSES

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2001 increased 17.9% to $81.0 million from $68.7 million in the first quarter of 2000.

The Company increased its average equivalent employees by approximately 17.9% between the first quarters of 2001 and 2000. This growth was most significant in categories of employees that are influenced directly by flight activity, such as flight crews and maintenance staff. Some increase in staffing also resulted from additional staff in training to prepare for the implementation of the Company's new fleet of Boeing 737-800 and Boeing 757-300 aircraft. Equivalent employees also increased because in the second quarter of 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the Company experienced a corresponding reduction in handling, landing and navigation fees.

FUEL AND OIL. Fuel and oil expense increased 10.4% to $70.0 million in the first quarter of 2001, as compared to $63.4 million in the same period of 2000. The Company consumed 1.6% more gallons of jet fuel for flying operations between years, which resulted in an increase in fuel expense of approximately $0.6 million. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 45,009 jet block hours in the first quarter of 2001, as compared to 42,237 jet block hours in the first quarter of 2000, an increase of 6.6% between periods.

Fuel consumption growth between the first quarters of 2001 and 2000 was less than total block hour growth, since block hour growth in the first quarter of 2001 was in the 757-200 fleet, which is more fuel efficient than the wide-body Lockheed L-1011 fleet. Block hours for the Lockheed L-1011 fleet decreased in the first quarter of 2001, compared to the first quarter of 2000.

During the first quarter of 2001, the Company's average cost per gallon of jet fuel consumed increased by 6.4% as compared to the first quarter of 2000, resulting in an increase in fuel and oil expense of approximately $4.2 million between periods.

During the second half of 2000 and first quarter of 2001, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price fluctuations. The Company recorded approximately $0.8 million more in fuel and oil expense under its first quarter 2001 hedge contracts, than in the first quarter 2000 when there were no such fuel hedges in place. As of March 31, 2001, the Company had entered into swap agreements for approximately 32.3 million gallons of heating oil for future delivery between April 2001 and December 2001, which represented approximately 15.5% of total expected fuel consumption for that period.

DEPRECIATION AND AMORTIZATION. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 12.3% to $35.5 million in 2000, as compared to $31.6 million in 1999.

The Company increased its investment in aircraft, rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for inventory obsolescence and debt issue costs between years. These changes resulted in an increase in depreciation expense of $0.9 million in the first quarter of 2001 as compared to the first quarter of 2000.

Amortization of capitalized engine and airframe overhauls increased $3.1 million in the first quarter of 2001 as compared to the first quarter of 2000, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls in 2001 for the Boeing 757-200 and Lockheed L-1011-500 fleets.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures increased $0.6 million in the first quarter of 2001 as compared to the first quarter of 2000. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

In the first quarter of 2001, the Company signed an agreement with BCC to form BATA to remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. The Company estimates that its fleet of 24 Boeing 727-200 aircraft will be fully transferred to BATA by May 2002, and the Company will receive 50.0% ownership interest in BATA for each aircraft transferred. Before the formation of BATA, the Boeing 727-200 fleet was being depreciated to a common retirement date of December 31, 2008 with a salvage value of $0.5 million per aircraft. The Company implemented a change in accounting estimate to reflect a change in both life and salvage assumptions as a result of the formation of BATA, resulting in a decrease of depreciation expense of $0.7 million in the first quarter of 2001 as compared to the first quarter of 2000.

HANDLING, LANDING AND NAVIGATION FEES. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security, cargo and baggage where the Company elects to use third-party contract services in lieu of its own employees. Where the Company uses it's own employees to perform ground handling functions, the resulting cost appears within salaries, wages and benefits. Air navigation fees are incurred when the Company's aircraft fly over certain foreign airspace.

Handling, landing and navigation fees decreased by 6.7% to $23.7 million in the first quarter of 2001, as compared to $25.4 million in the first quarter of 2000. The total number of system-wide jet departures between the first quarters of 2001 and 2000 increased by 10.3% to 14,768 from 13,387. Although system jet departures increased between periods, the decrease in handling, landing and navigation fees was primarily due to the implementation of self-handling on the ramp at Chicago-Midway Airport beginning in May 2000. The handling was performed by a third-party contractor during the first quarter of 2000. An increase in salaries, wages & benefits attributable to self-handling was experienced during the first quarter of 2001.

AIRCRAFT RENTALS. Aircraft rentals expense for the first quarter of 2001 increased 24.2% to $20.0 million from $16.1 million in the first quarter of 2000. The Company leased four additional Boeing 757-200 aircraft in the first quarter of 2001 as compared to the same quarter of 2000, adding $3.8 million in aircraft rentals expense as compared to the prior year. This increase was partially offset by $1.2 million in canceled leases for six Boeing 727-200 aircraft. These aircraft were purchased late in the fourth quarter of 2000 and during the first quarter of 2001. During 2000, Chicago Express replaced its fleet of Jetstream 31 aircraft with Saab 340B aircraft. This resulted in an additional rental expense of $0.8 million for the first quarter of 2001, as compared to the first quarter of 2000.

AIRCRAFT MAINTENANCE, MATERIALS AND REPAIRS. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 1.5% to $19.4 million in the first quarter of 2001, as compared to $19.7 million in the same period of 2000.

In the first quarter of 2001, the Company experienced a decrease of $2.0 million in maintenance, materials and repairs due to the negotiated revision of the return condition requirements on one leased Lockheed L-1011 aircraft. This decrease in maintenance, materials and repairs was partially offset by an increase in materials consumed and components repaired related to maintenance checks and other repairs on the fleet.

GROUND PACKAGE COST. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATA Leisure Corp. customers. Ground package cost decreased 3.7% to $18.2 million in the first quarter of 2001, as compared to $18.9 million in the first quarter of 2000. Ground package costs decreased in approximate proportion to the decrease in ground package revenues.

CREW AND OTHER EMPLOYEE TRAVEL. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 4.0% to $15.7 million in the first quarter of 2001, as compared to $15.1 million in the first quarter of 2000.

The average cost of crew positioning per full-time-equivalent crew member decreased 21.2% in the first quarter of 2001, as compared to the first quarter of 2000. The decrease was primarily due to the decrease in military and charter departures in the first quarter of 2001, as compared to the first quarter of 2000. Military and charter flights often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines.

The average hotel cost per full-time-equivalent crew member increased 14.6% in the first quarter of 2001, as compared to the same period of 2000. Hotel costs increased due to higher room rates paid in the 2001 period, as well as due to flight schedule changes which caused higher numbers of crew members to end their duty days out of their bases than in the prior year.

PASSENGER SERVICE. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarter of 2001 and 2000, catering represented 71.4% and 80.1%, respectively, of total passenger service expense.

The total cost of passenger service increased 5.4% to $11.8 million in the first quarter of 2001, as compared to $11.2 million in the first quarter of 2000. The Company experienced a decrease of approximately 15.1% in the average unit cost of catering each passenger between periods primarily because in the first quarter of 2001 there were relatively less military and commercial charter flights in the Company's business mix, which are provided a more expensive catering product mainly due to the longer-stage-length of these flights. This resulted in a price-and-business-mix decrease of $1.5 million in the first quarter of 2001, as compared to the same period of 2000. Total jet passengers boarded increased 11.5% between quarters, resulting in approximately $1.0 million in higher volume-related catering expenses between the same sets of comparative periods. In the first quarter of 2001, the Company also incurred approximately $1.0 million more expense for mishandled baggage and passenger inconvenience due to flight delays and cancellations, than in the first quarter of 2000.

OTHER SELLING EXPENSES. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 30.1% to $10.8 million in the first quarter of 2001, as compared to $8.3 million in the same period of 2000.

Approximately $1.5 million of this increase in the first quarter of 2001 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and because of an increase in rates charged by CRS systems for improved booking functionality. Credit card discount expense increased $0.9 million primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment.

COMMISSIONS. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 4.5% to $10.7 million in the first quarter of 2001, as compared to $11.2 million in the first quarter of 2000.

The Company incurred $1.3 million less military commissions in the first quarter of 2001, as compared to the first quarter of 2000, which is consistent with the decrease in military revenue between years. The Company also experienced a decrease in commissions of $0.5 million attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue. These decreases were partially offset by a $1.4 million increase in scheduled service commission during the first quarter of 2001, mainly due to an increase in scheduled service sales as compared to the first quarter of 2000.

ADVERTISING. Advertising expense decreased 1.5% to $6.5 million in the first quarter of 2001, as compared to $6.6 million in the first quarter of 2000. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages.

FACILITIES AND OTHER RENTALS. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space and general offices. The cost of facilities and other rentals increased 21.6% to $4.5 million in the first quarter of 2001, as compared to $3.7 million in the first quarter of 2000. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations added after the first quarter of 2000 and expanded services at existing destinations, including the new Chicago-Midway terminal which opened in March 2001.

OTHER OPERATING EXPENSES. Other operating expenses increased 15.2% to $22.0 million in the first quarter of 2001, as compared to $19.1 million in the first quarter of 2000. The purchase by ATA Leisure Corp. of charter air services from airlines other than the Company was $2.6 million more in the first quarter of 2001, as compared with the first quarter of 2000, due to a decreased utilization of the Company's own aircraft for ATA Leisure Corp. charter programs.

INTEREST INCOME AND EXPENSE. Interest expense in the first quarter of 2001 decreased to $7.4 million as compared to $7.7 million in the same period of 2000. The decrease in interest expense between periods was primarily due to an increase in capitalized interest related to the advance payments made for new aircraft for future delivery.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.7 million in interest income in the first quarter of 2001, as compared to $1.9 million in the same period of 2000.

INCOME TAX EXPENSE. In the first quarter of 2001 the Company recorded a tax credit of $3.3 million applicable to a $7.7 million pre-tax loss for that period, while in the first quarter of 2000, the income tax credit was $1.1 million applicable to $3.1 million pre-tax income. The effective tax rate applicable to the first quarter 2001 was 43.0%, as compared to 36.4% in the same period of 2000.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (40%). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to decrease tax credits otherwise applicable to pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. In the first quarters of 2001 and 2000, net cash provided by operating activities was $86.6 million and $47.8 million, respectively. The increase in cash provided by operating activities between periods was attributable to such factors as a decline in accounts receivable, and an increase in accrued expenses, accounts payable, air traffic liabilities, and higher depreciation and amortization.

Net cash used in investing activities was $116.8 million and $50.2 million, respectively, in the first quarters of 2001 and 2000. Such amounts primarily included capital expenditures totaling $97.2 million and $41.9 million, respectively, for aircraft purchases and pre-delivery deposits, engine and airframe overhauls, airframe improvements and the purchase of rotable parts. In the first quarter of 2001, $44.2 million of the Company's capital expenditures were comprised of pre-delivery deposits on future deliveries of aircraft, for which there were no corresponding deposits in the first quarter of 2000.

Net cash provided by financing activities was $30.8 million in the first quarter of 2001 as compared to $7.5 million in the first quarter of 2000. In the first quarter of 2001, the Company financed $33.1 million in pre-delivery deposits on aircraft to be delivered in the future. In the first quarter of 2000, the Company received proceeds from a loan of $11.5 million, and during the first quarter the Company purchased $3.9 million in treasury stock.

AIRCRAFT AND FLEET TRANSACTIONS. In 2000, the Company entered into a series of preliminary agreements to obtain 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. Later in the year, the Company converted most of the preliminary agreements into firm commitments.

The Company has a purchase agreement with the Boeing Company to purchase the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The aircraft will be obtained directly from Boeing. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. The deliveries of the aircraft are scheduled between June 2001 and April 2003. Advance payments are required for these purchases, and the Company has funded these advance deposits through aircraft deposit finance facilities and the sale of preferred stock. As of March 31, 2001, the Company had made $184.1 million in advanced payments for these aircraft.

The Company entered into lease agreeements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with this agreement, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. The aircraft under this lease agreement are scheduled for delivery between May 2001 and May 2004, while the spare engines are scheduled for delivery in 2001.

The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services. The aircraft under this lease agreement are scheduled for delivery from July 2001 through July 2002.

The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006.

Also in 2000, the Company signed an agreement for warranty and ongoing maintenance services applicable to the General Electric engines, which will power all 39 Boeing 737-800 aircraft. Under this agreement, overhauls will be provided in exchange for fixed payments by the Company for each engine flight hour over the life of the agreement. The Company is currently negotiating a similar agreement with Rolls Royce to cover the engines which will power the Boeing 757-300 aircraft.

On March 13, 2001, the Company partnered with BCC to form BATA, which will remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company expects to receive both cash and equity in BATA. BCC will provide the aircraft marketing expertise. The Company expects to transfer 10 Boeing 727-200 aircraft to BATA in second quarter of 2001.

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

In December 1999, the Company amended its revolving credit facility to provide for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is subject to certain restrictive covenants and is collateralized by certain L-1011-50, L-1011-100 and Boeing 727-200 aircraft. As of March 31, 2001, there were no borrowings under the facility.

In February 2000, the Company borrowed $11.5 million, and in September 2000, the Company borrowed an additional $11.5 million. Each five-year note reflecting these borrowings is collateralized by one Lockheed L-1011-500 aircraft.

In September 2000, the Company obtained a $10.0 million, 14-year loan, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The proceeds of the loan were used to repay an advance received from the City of Indianapolis in December 1995 that had resulted from the sale/leaseback of the facility.

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, General Electric Capital Corporation and Rolls Royce to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in aircraft deposit funding, and as of March 31, 2001, the Company had borrowed $123.0 million against these three facilities. A total of $103.0 million has been classified as a current liability because the amounts are payable upon delivery of aircraft in 2001 and the first quarter of 2002. The remaining $20.0 million has been classified as a long-term liability because the Company has obtained a commitment for lease financing upon delivery of the aircraft. Interest on these facilities is payable monthly.

In September 2000, the Company issued and sold 300 shares of Series B Preferred to ILFC. For additional details with respect to the issuance and sale of the Series B Preferred, see "Financial Statements - Notes to Consolidated Financial Statements - Note 6 - Redeemable Preferred Stock."

In December 2000, the Company issued and sold 500 shares of Series A Preferred to BCC. For additional details with respect to the issuance and sale of the Series A Preferred, see "see "Financial Statements - Notes to Consolidated Financial Statements - Note 6 - Redeemable Preferred Stock."

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o economic conditions;
o labor costs;
o aviation fuel costs;
o competitive pressures on pricing;
o weather conditions;
o governmental legislation;
o consumer perceptions of the Company's products;
o demand for air transportation in markets in which the Company operates; and
o other risks and uncertainties listed from time to time in reports the Company periodically file with the SEC.

The Company does not undertake to update the forward-looking statements to reflect future events or circumstances.

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of Amtran's Annual Report on Form 10-K for the year 2000, except as discussed below.

During the first quarter of 2001, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations. As of March 31, 2001, the Company had outstanding fuel hedge agreements totaling
32.3 million gallons, or 15.5% of the Company's projected aircraft fuel requirements for the remainder of 2001.

The following table depicts the estimated fair values the Company would pay on March 31, 2001 had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of March 31, 2001.

                                                                          Estimated Fair
                                 Notional Amount     Average Contract          Values
                                   (in Gallons)        Rate per Gallon     (Pay)/Receive
                                ------------------------------------------------------------

Swap Contracts - Heating Oil             32,256,000        $0.7164           ($277,805)

PART II - Other Information


Item I - Legal Proceedings

None

Item II - Changes in Securities

None

Item III - Defaults Upon Senior Securities

None

Item IV - Submission of Matters to a Vote of Security Holders

None

Item V - Other information

None

Item VI - Exhibits and Reports on Form 8-K

Report dated February 6, 2001, furnishing information under Item 9. Regulation FD Disclosure.

Report dated March 1, 2001, furnishing information under Item 9. Regulation FD Disclosure.

Report  dated  March  16,  2001,  furnishing   information  under  Item  9.
Regulation FD Disclosure.

Exhibit 10.1 - Limited Liability Company Agreement dated as of March 13, 2001, between Amtran, Inc. and Boeing Capital Corporation to form BATA Leasing LLC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amtran, Inc.
                            ----------------------------------------------------
                            (Registrant)




Date May 15, 2001           by /s/ Kenneth K. Wolff
     ---------------        ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer
                            On behalf of the Registrant

                                Index to Exhibits

  Exhibit No.
  -----------


  10.1 Limited Liability Company Agreement dated as of March 13, 2001, between Amtran, Inc. and Boeing Capital Corporation to form BATA Leasing LLC. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.)