Form 10-K/A
period 2000-12-31
AMTRAN INC
filed 2001-05-23
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
Exchange    Act   of   1934   for   the    Transition    Period
From                                  to
      -------------------------              --------------------------.

                        Commission file number 000-21642

                                  AMTRAN, INC.

             (Exact name of registrant as specified in its charter)

             Indiana                                  35-1617970
  ----------------------------               ------------------------------
  (State or other jurisdiction of                 (I.R.S.  Employer
   incorporation or organization)                 Identification No.)

     7337 West Washington Street
        Indianapolis, Indiana                            46231
------------------------------------         ------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X         No ______
                                              -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on February 28, 2001) was approximately $34.8 million.

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

                                      NOTE

On April, 2, 2001, Amtran, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The purpose of this amendment is to refile Exhibits 3.(i)(b), 3.(i)(c), 4.9, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16,
4.17, 4.18, 4.19, 10.5, 10.6(a)-10.6(n) and 10.7 to include conformed signatures indicating that the agreements have been executed. In addition, the contents of Exhibits 10.5 and 10.7 are being refiled as one document.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMTRAN, INC.
                                                --------------------------------
                                                (Registrant)

Date May 23, 2001                           by /s/ J. George Mikelsons
     -------------------------------        ------------------------------------
                                                J. George Mikelsons
                                                Chairman
                                                On behalf of the Registrant and
                                                as Director

Date May 23, 2001                           /s/ John P. Tague
     -------------------------------        ------------------------------------
                                                John P. Tague
                                                President and Chief Executive
                                                Officer
                                                Director

Date May 23, 2001                            /s/ James W. Hlavacek
    --------------------------------        ------------------------------------
                                                James W. Hlavacek
                                                Executive Vice President and
                                                Chief Operating Officer
                                                Director

Date May 23, 2001                           /s/ Kenneth K. Wolff
    --------------------------------        ------------------------------------
                                                Kenneth K. Wolff
                                                Executive Vice President and
                                                Chief Financial Officer
                                                Director

Date May 23, 2001                           /s/ Robert A. Abel
     -------------------------------        ------------------------------------
                                                Robert A. Abel
                                                Director

Date May 23, 2001                           /s/ William P. Rogers, Jr.
     -------------------------------        ------------------------------------
                                                William P. Rogers, Jr.
                                                Director

Date May 23, 2001                           /s/ Andrejs P. Stipnieks
     -------------------------------        ------------------------------------
                                                Andrejs P. Stipnieks
                                                Director

Date May 23, 2001                           /s/ David M. Wing
     -------------------------------        ------------------------------------
                                                David M. Wing
                                                Vice President and Controller
                                                Chief Accounting Officer

Index to Exhibits

   Exhibit No.


     3.(i)(a) Restated Articles of Incorporation of Amtran, Inc. (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 dated March 16, 1993, File No. 33-59630 (the "S-1"))

     3.(i)(b) Articles of Amendment to the Restated Articles of Incorporation adopted as of September 19, 2000

     3.(i)(c) Articles of Amendment to the Restated Articles of Incorporation adopted as of December 28, 2000

     3(ii) Bylaws of Amtran, Inc., as amended, (incorporated by reference to Exhibit 3(b) to the S-1).

     4.1 Indenture dated as of July 24, 1997, by and among Amtran, Inc., as issuer, American Trans Air, Inc., Ambassadair Travel Club, Inc., ATA Vacations, Inc., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air Execujet, Inc. and Amber Air Freight Corporation, as guarantors, and First Security Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on S-4 dated October 6, 1997, File No. 333-37283).

     4.2 Indenture dated as of December 11, 1998, by and among Amtran, Inc., as issuer, American Trans Air, Inc., Ambassadair Travel Club, Inc., ATA Vacations, Inc., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air Execujet, Inc. and Amber Air Freight Corporation, as guarantors, and First Security Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on S-3 dated August 26, 1998, File No. 333-52655 (the "1998 S-3")).

     4.3 First Supplemental Indenture dated as of December 11, 1998, by and among Amtran, Inc., as issuer, American Trans Air, Inc., Ambassadair Travel Club, Inc., ATA Vacations, Inc., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air Execujet, Inc. and Amber Air Freight Corporation, as guarantors, and First Security Bank, N.A., as trustee, to the Indenture dated as of December 11, 1998 (incorporated by reference to Exhibit
4.4 to the 1998 S-3).

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

     4.5 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1G-O Pass Through Trust and the issuance of 8.039% Initial American Trans Air 2000-1G-O Pass Through Trust Certificates and 8.039% Exchange American Trans Air 2000-1G-O Pass Through
Certificates (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on S-4 dated August 11, 2000, File No. 333-43606 (the "August 2000 S-4")).

     4.6 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1G-S Pass Through Trust and the issuance of 8.039% Initial American Trans Air 2000-1G-S Pass Through Certificates and 8.039% Exchange American Trans Air 2000-1G-S Pass Through Certificates (incorporated by reference to Exhibit 4.6 to the August 2000 S-4).

     4.7 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-O Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-O Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-O Pass Through Certificates (incorporated by reference to Exhibit 4.7 to the August 2000 S-4).

     4.8 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-S Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-S Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-S Pass Through Certificates (incorporated by reference to Exhibit 4.8 to the August 2000 S-4).

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

     4.20 Form of Common Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4 to the S-1).

     4.21 Form of Series A1 Preferred Stock Certificate of Amtran, Inc.+

     4.22 Form of Series B Preferred Stock Certificate of Amtran, Inc. +

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

     4.27  Form  of  1997  Class  B  American   Trans  Air,  Inc.  Pass  Through
Certificates (included in Exhibit 4.16).

     4.28  Form  of  1997  Class  C  American   Trans  Air,  Inc.  Pass  Through
Certificates (included in Exhibit 4.18).

     4.29  Form  of  2000  Class  G  American   Trans  Air,  Inc.  Pass  Through
Certificates (included in Exhibit 4.5).

     4.30  Form  of  2000  Class  C  American   Trans  Air,  Inc.  Pass  Through
Certificates (included in Exhibit 4.7).

     4.31 The Registrant hereby agrees to furnish to the Commission, upon request, copies of certain additional instruments relating to long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

     10.1 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10(r)(r) to the S-1).

     10.2 1996  Incentive  Stock Plan for Key Employees of Amtran,  Inc. and its
Subsidiaries   (incorporated  by  reference  to  the  Registrant's  Registration
Statement on S-8 dated June 20, 1997, File No. 333-29715).

     10.3 2000 Incentive Stock Plan for Key Employees of Amtran, Inc. and its Subsidiaries (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 5, 2000).

     10.4  Stock  Option  Plan  for  Non-Employee  Directors   (incorporated  by
reference  to Appendix A to the  Registrant's  Proxy  Statement  dated April 15,
1994).

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

     10.6(l) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran, Inc. and International Lease Finance Corporation. *

     10.6(m) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran, Inc. and International Lease Finance Corporation. *

     10.6(n) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran, Inc. and International Lease Finance Corporation. *

     10.7 Aircraft Financing Agreement dated as of December 6, 2000, between Amtran, Inc. and General Electric Capital Corporation. *

     21 Subsidiaries of Amtran, Inc.+

     23 Consent of Independent Auditors.+

     27 Financial Data Schedule.+

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

+ Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.