Form 10-Q
period 2001-06-30
AMTRAN INC
filed 2001-08-03
CIK 898904

United States Securities and Exchange Commission
                                Washington, D.C.  20549

                                       FORM 10-Q

                                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001
                                                           or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From _________ to_____________.


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

Common Stock, Without Par Value - 11,478,698 shares outstanding as of July 31, 2001

PART I - Financial Information
Item I - Financial Statements

                          AMTRAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                        June 30,
  December 31,
                                                                          2001
      2000
                                ASSETS
(Unaudited)
                                                                     -----------
  -----------

Current assets:
Cash and cash equivalents.......................................     $   122,960
   $   129,137
Receivables, net of allowance for doubtful accounts
(2001 - $900;  2000 - $1,191)...................................          30,986
        56,605
Inventories,  net...............................................          58,153
        49,055
Prepaid expenses and other current assets.......................          23,445
        25,411
                                                                     -----------
   -----------
Total current assets............................................         235,544
       260,208
Property and equipment:
Flight equipment................................................       1,019,652
       962,906
Facilities and ground equipment.................................         118,590
       111,825
                                                                     -----------
   -----------
                                                                       1,138,242
     1,074,731
Accumulated depreciation........................................
(420,577)      (412,685)
                                                                     -----------
   -----------
                                                                         717,665
       662,046

Goodwill........................................................          22,430
        22,858
Deposits and other assets.......................................         130,830
        87,318
                                                                     -----------
   -----------

Total assets....................................................     $ 1,106,469
   $ 1,032,430
                                                                     ===========
   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt.............................    $   125,139
   $    82,476
Accounts payable.................................................         33,354
        10,066
Air traffic liabilities..........................................        107,313
       107,050
Accrued expenses.................................................        151,105
       147,095
                                                                     -----------
   -----------
Total current liabilities........................................        416,911
       346,687

Long-term debt, less current maturities..........................        381,733
       375,473
Deferred income taxes............................................         54,875
        54,503
Other deferred items.............................................         47,474
        51,113
                                                                     -----------
   -----------
Total liabilities................................................        900,993
       827,776

Redeemable preferred stock; authorized and issued 800 shares.....         80,000
        80,000

Shareholders' equity:
Preferred stock; authorized 9,999,200 shares; none issued........              -
             -
Common stock, without par value;  authorized 30,000,000 shares;
issued 13,181,856 - 2001; 13,082,118 - 2000......................         60,588
         59,012
Treasury stock; 1,710,658 shares - 2001; 1,696,355 shares - 2000
(24,768)        (24,564)
Additional paid-in-capital.......................................         11,548
         12,232
Other comprehensive income.......................................            695
              -
Retained earnings................................................         77,413
         77,974
                                                                     -----------
    -----------
Total shareholders' equity.......................................        125,476
        124,654
                                                                     -----------
    -----------

Total liabilities and shareholders' equity.......................    $ 1,106,469
    $ 1,032,430
                                                                     ===========
    ===========

See accompanying notes.

                                              AMTRAN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Dollars in thousands, except per share
data)

                                                           Three Months Ended
June 30,     Six Months Ended June 30,
                                                             2001
2000          2001               2000
                                                          (Unaudited)
(Unaudited)   (Unaudited)      (Unaudited)
Operating revenues:                                       ----------
----------     ----------       ----------
Scheduled service....................................       $235,523
$196,387      $ 447,554        $ 364,873
Charter..............................................         96,589
111,160        198,974          230,780
Ground package.......................................         14,845
15,225         36,476           37,311
Other................................................         11,938
10,762         23,376           21,936
                                                          ----------
----------     ----------       ----------
Total operating revenues.............................        358,895
333,534        706,380          654,900
                                                          ----------
----------     ----------       ----------


Operating expenses:
Salaries, wages and benefits.........................         83,516
71,930        164,488          140,632
Fuel and oil.........................................         68,029
63,246        138,010          126,682
Depreciation and amortization........................         33,746
30,781         69,244           62,353
Handling, landing and navigation fees................         24,940
23,681         48,659           49,066
Aircraft rentals.....................................         21,406
16,776         41,395           32,862
Aircraft maintenance, materials and repairs..........         15,974
17,296         35,360           36,975
Crew and other employee travel.......................         15,903
17,599         31,606           32,690
Ground package cost..................................         12,044
13,036         30,284           31,931
Passenger service....................................         11,360
12,252         23,111           23,422
Other selling expenses...............................         11,193
9,194         21,947           17,484
Commissions..........................................         10,137
10,539         20,813           21,694
Advertising..........................................          6,973
5,010         13,505           11,575
Facilities and other rentals.........................          4,822
3,923          9,323            7,622
Other................................................         22,293
19,649         44,310           38,726
                                                          ----------
---------     ----------       ----------
Total operating expenses.............................        342,336
314,912        692,055          633,714
                                                          ----------
---------     ----------       ----------

Operating income.....................................         16,559
18,622         14,325           21,186

Other income (expense):
Interest income......................................          1,359
1,972          3,090            3,885
Interest expense.....................................         (6,951)
(7,982)       (14,309)         (15,642)
Other................................................           (236)
 (63)           (68)              49
                                                          -----------
----------     ----------       ----------
Other expense........................................         (5,828)
(6,073)       (11,287)         (11,708)
                                                          -----------
----------     ----------       ----------

Income before income taxes and preferred stock dividends      10,731
12,549          3,038            9,478
Income taxes ........................................          4,200
6,680            891            5,563
                                                          ----------
----------      ----------       ----------
Net income...........................................          6,531
5,869          2,147            3,915

Preferred dividends..................................         (2,333)
   -         (2,708)               -
                                                          ----------
----------      ----------       ----------
Income (loss) available to common shareholders.......       $  4,198         $
5,869      $    (561)       $   3,915
                                                          ==========
==========      ==========       ==========

Basic earnings per common share:
Average shares outstanding...........................     11,427,076
12,105,877     11,403,503       12,097,765
Net income (loss) per share..........................       $   0.37         $
0.48      $   (0.05)       $    0.32
                                                          ==========
==========      ==========       ==========

Diluted earnings per common share:
Average shares outstanding...........................     13,961,609
12,820,088     11,403,503       12,878,678
Net income (loss) per share..........................       $   0.33         $
0.46      $   (0.05)       $    0.30
                                                          ==========
==========      ==========       ==========

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

                                        Redeemable
Additional      Other
                                        Preferred     Common       Treasury
 Paid-in    Comprehensive    Retained
                                          Stock        Stock        Stock
 Capital       Income        Earnings    Total

Balance, December 31, 2000 .......     $ 80,000      $ 59,012      $ (24,564)
 $ 12,232        $   -         $ 77,974  $ 204,654
                                       ========      ========      =========
 ========        =====         ========  ==========

Net loss available
to common shareholders ........              -              -             -
       -             -           (4,759)    (4,759)

Change in net gain/loss
on derivative instruments ........           -              -             -
       -           (158)              -       (158)

Total comprehensive income ..                -              -             -
       -              -               -     (4,917)

Restricted stock grants ...............      -              9             -
       4              -               -         13

Stock options exercised ..............       -            184             -
     (83)             -               -        101

Purchase of  treasury stock .........        -              -           (196)
       -              -               -       (196)

                                       --------      --------      ---------
 --------         ------        --------  ---------

  Balance, March 31, 2001 ............ $ 80,000      $ 59,205      $ (24,760)
 $ 12,153        $ (158)        $ 73,215 $ 199,655
                                       ========      ========      =========
 ========         ======        ======== ==========
Net income available
to common shareholders ........              -              -             -
        -             -           4,198      4,198

Change in net gain/loss
on derivative instruments ........           -              -             -
        -           431               -        431

Change in net gain/loss
on available for sale securities             -              -             -
        -           422               -        422

Total comprehensive income ..                -              -             -
        -             -               -      5,051

Restricted stock grants ...............      -             11            (8)
        1             -               -          4

Stock options exercised ..............       -          1,372             -
     (606)            -               -        766
                                        --------     --------     ----------
 --------        ------        --------  ---------

  Balance, June 30, 2001 .............  $ 80,000     $ 60,588     $ (24,768)
 $ 11,548         $ 695        $ 77,413  $ 205,476
                                        ========     ========     ==========
 ========        ======        ========  =========

  See accompanying notes.

                                          AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)


                                                                     Six Months
Ended June 30,
                                                                   2001
             2000
                                                                 (Unaudited)
           (Unaudited)
                                                                 ----------
            ----------
Operating activities:

Net income                                                       $   2,147
            $  3,915
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization.................................       69,244
               62,353
Deferred income taxes.........................................          372
                1,738
Other non-cash items..........................................       (5,921)
                9,344
Changes in operating assets and liabilities:
Receivables...................................................       25,619
               (6,422)
Inventories...................................................      (11,329)
              (10,508)
Prepaid expenses..............................................        1,966
                 (178)
Accounts payable..............................................       23,288
               (7,974)
Air traffic liabilities.......................................          263
               12,536
Accrued expenses..............................................        4,413
               12,532
                                                                 ----------
            ----------
Net cash provided by operating activities                           110,062
               77,336
                                                                 ----------
            ----------

Investing activities:

Proceeds from sales of property and equipment..................          32
                   54
Aircraft pre-delivery deposits.................................     (70,873)
               (9,838)
Capital expenditures...........................................     (93,243)
              (58,702)
Investment in BATA, LLC........................................      18,043
                    -
Additions to other assets......................................     (17,393)
              (17,042)
                                                                  ----------
            ----------
Net cash used in investing activities                              (163,434)
              (85,528)
                                                                  ----------
            ----------

Financing activities:

Preferred stock dividends.......................................     (2,708)
                    -
Proceeds from sale/leaseback transactions.......................        369
                    -
Proceeds from long-term debt....................................     55,140
               11,500
Payments on long-term debt......................................     (6,270)
               (1,164)
Proceeds from exercise of stock options.........................        868
                  679
Purchase of treasury stock......................................       (204)
               (3,897)
                                                                  ----------
            ----------
Net cash provided by financing activities                            47,195
                7,118
                                                                  ----------
            ----------

Decrease in cash and cash equivalents...........................     (6,177)
               (1,074)
Cash and cash equivalents, beginning of period..................    129,137
              120,164
                                                                  ----------
            ----------
Cash and cash equivalents, end of period........................  $ 122,960
            $ 119,090
                                                                  ==========
            ==========

Supplemental disclosures:

Cash payments for:
Interest........................................................  $  21,431
            $  14,228
Income tax refunds..............................................  $  (5,470)
            $    (131)

Financing and investing activities not affecting cash:
Accrued capitalized interest....................................  $   7,994
            $       -


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

       The consolidated financial statements for the quarters ended June 30, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Earnings per Share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months
Ended June 30,
                                                              2001
     2000
                                                              ----
     ----
       Numerator:
       Numerator for basic earnings per
       share - income available to common
       shareholders as reported                               $ 4,198,000
     $ 5,869,000
       Effect of dilutive securities:
       Redeemable preferred stock                                 375,000
               -
                                                              -----------
     -----------
       Numerator for diluted earnings per
       share                                                  $ 4,573,000
     $ 5,869,000
                                                              -----------
     -----------

       Denominator:
       Denominator for basic earnings per
       share - weighted average shares                          11,427,076
       12,105,877
       Effect of dilutive securities:
       Employee stock options                                      620,047
          714,211
       Redeemable preferred stock                                1,914,486
                -
                                                              ------------
     ------------

       Dilutive potential common shares                          2,534,533
          714,211
                                                              ------------
     ------------
       Denominator for diluted earnings per
        share - adjusted weighted average shares                13,961,609
       12,820,088
                                                              ------------
     ------------

       Basic income per share                                       $ 0.37
           $ 0.48
       Diluted income per share                                     $ 0.33
           $ 0.46

                                                               Six Months Ended
June 30,
                                                              2001
      2000
       Numerator:
       Numerator for basic earnings per
       share - income (loss) available to common
       shareholders as reported                                $ (561,000)
      $ 3,915,000
       Effect of dilutive securities:
       Redeemable preferred stock                                      -
              -
                                                                ----------
       ----------
       Numerator for diluted earnings per
       share                                                   $ (561,000)
      $ 3,915,000

       Denominator:
       Denominator for basic earnings per
       share - weighted average shares                          11,403,503
       12,097,765
       Effect of dilutive securities:
       Employee stock options                                          -
          780,913
       Redeemable preferred stock                                      -
              -

                                                                ----------
       ----------
       Dilutive potential common shares                                -
          780,913
                                                                ----------
       ----------
       Denominator for diluted earnings per
       share - adjusted weighted average shares                  11,403,503
        12,878,678
                                                                ----------
       ----------

       Basic income (loss) per share                               $ (0.05)
           $ 0.32
       Diluted income (loss) per share                             $ (0.05)
           $ 0.30





      In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the impact of potentially dilutive securities has been excluded from the six months ended June 30, 2001, diluted earnings per share because their effect is antidilutive.

3.     Segment Disclosures

       The Company identifies its segments on the basis of similar products and services. The airline segment derives its revenues primarily from the sale of scheduled service or charter air transportation. ATA Leisure Corp. ("ATALC") derives its revenues from the sale of vacation packages, which, in addition to air transportation, include hotels and other ground arrangements. ATALC purchases air transportation for its vacation packages from American Trans Air ("ATA") and other airlines.

       Segment financial data as of and for the three and six months ended June 30, 2001 and 2000 follows:


                                                                 For the Three
Months Ended June 30, 2001

----------------------------------------
                                         Airline               ATALC
Other/ Eliminations   Consolidated
                                     (In thousands)
                                     --------------            ----------
------------------   ------------


Operating revenue (external)               $ 320,089            $ 20,572
   $ 18,234          $ 358,895
Intersegment revenue                           8,794                 525
     (9,319)                 -
Operating expenses (external)                309,989              15,675
     16,672            342,336
Intersegment expenses                          1,873               5,370
     (7,243)                 -
Operating income (loss)                       17,021                  52
       (514)            16,559
Segment assets                             1,250,273             221,708
   (365,512)         1,106,469

                                                                For the Three
Months Ended June 30, 2000

----------------------------------------
                                         Airline               ATALC
Other/ Eliminations   Consolidated
                                     (In thousands)
                                     --------------            ----------
-------------------   ------------
Operating revenue (external)               $ 293,704            $ 25,247
   $ 14,583          $ 333,534
Intersegment revenue                          14,538                 779
    (15,317)                 -
Operating expenses (external)                283,939              17,088
     13,885            314,912
Intersegment expenses                          1,026              11,865
    (12,891)                 -
Operating income (loss)                       23,277              (2,927)
     (1,728)            18,622
Segment assets                               924,780             129,435
   (191,082)           863,133

                                                             For the Six Months
Ended June 30, 2001

--------------------------------------
                                         Airline              ATALC
Other/ Eliminations     Consolidated
                                     (In thousands)
                                     --------------           ----------
--------------------     ------------

Operating revenue (external)               $ 613,312            $ 54,570
   $ 38,498          $ 706,380
Intersegment revenue                          24,433                 990
    (25,423)                 -
Operating expenses (external)                618,373              39,763
     33,919            692,055
Intersegment expenses                          4,455              15,625
    (20,080)                 -
Operating income (loss)                       14,917                 172
       (764)            14,325
Segment assets                             1,250,273             221,708
   (365,512)         1,106,469

                                                              For the Six Months
Ended June 30, 2000

--------------------------------------
                                         Airline               ATALC
Other/ Eliminations     Consolidated
                                     (In thousands)
                                     --------------           ----------
-------------------     ------------
Operating revenue (external)               $ 561,130            $ 63,783
   $ 29,987          $ 654,900
Intersegment revenue                          37,305               1,506
    (38,811)                 -
Operating expenses (external)                564,345              40,988
     28,381            633,714
Intersegment expenses                          4,755              29,026
    (33,781)                 -
Operating income (loss)                       29,335              (4,725)
     (3,424)            21,186
Segment assets                               924,780             129,435
   (191,082)           863,133




4.     Purchase of Treasury Stock

       Since 1994, the Company's Board of Directors has approved the repurchase of up to 1,900,000 shares of the Company's common stock. As of June 30, 2001, the Company had repurchased 1,710,658 common shares at a cost of $24.8 million.

5.     Commitments and Contingencies

       In 2000, the Company entered into a series of preliminary agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The Company subsequently converted most of the preliminary agreements into firm commitments.

       The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company expects to arrange for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. The first Boeing 737-800 purchased directly from Boeing, was delivered on June 29, 2001 and leased to the Company. The remaining aircraft are scheduled for delivery between July 2001 and April 2003. Advance payments are required for these purchases, and the Company has funded these advance deposits through aircraft deposit finance facilities and operating cash. As of June 30, 2001, the Company had $210.7 million in advance payments outstanding for these aircraft of which $138.0 million was provided by financing arrangements with various lenders.
       Upon delivery of the aircraft, advance payments funded with operating cash will be returned to the company, and those funded with deposit facilities will be used to pay down those facilities.

       The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s, from International Lease Finance Corporation ("ILFC"). In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. The first Boeing 737-800 that is being leased from ILFC was delivered on June 6, 2001. The remaining aircraft under these operating lease agreements are scheduled for delivery between July 2001 and May 2004. The first spare engine was received on June 28, 2001, and was financed partially through a $4.2 million promissory note held by ILFC. The Company intends to refinance the loan through an operating lease by the end of the year. The second engine is scheduled for delivery in October 2001.

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

       Also in 2000, the Company signed an agreement for warranty and ongoing maintenance services applicable to the General Electric engines which will power all 39 Boeing 737-800 aircraft. Under this agreement, overhauls will be provided in exchange for fixed payments by the Company for each engine flight hour over the life of the agreement. These payments will be accounted for as an expense as the flight hours are incurred.

       In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA"), a 50/50 joint venture. BATA will remarket the Company's fleet of 24 Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in BATA. BCC will provide the aircraft marketing expertise. The Company transferred nine Boeing 727-200 aircraft to BATA in the second quarter of 2001 and expects to transfer the remaining 15 Boeing 727-200 aircraft to BATA by May 2002. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method.

       In 1998, the Company decided to extend the lives of the L-1011 series 50 and 100 aircraft through 2004 and, as a result, implemented a change in accounting estimate to reflect December 31, 2004, as the common retirement date for the entire fleet. With continuously increasing repair costs and the fuel inefficiency of this fleet, the Company is re-evaluating this decision. The Company is considering retiring each L1011-50 and 100 aircraft prior to its next scheduled heavy maintenance check. Two aircraft in this fleet were scheduled for heavy maintenance checks in the first half of 2001. One of those aircraft was retired in February 2001, and the other aircraft was retired in May 2001. A third aircraft is scheduled for a heavy maintenance check in October 2001, and, as of June 30, 2001, the Company is uncertain whether this required maintenance will be performed or whether the aircraft will be retired. The net book value of this aircraft, less anticipated salvage value, as of June 30, 2001, is approximately $2.6 million.

       On June 8, 2001, the Company committed to the purchase of two additional Saab 340B aircraft. The Company expects these aircraft to be delivered in the third quarter of 2001.

       On June 18, 2001, the Company entered into a merger agreement with INDUS Acquisition Company, a newly formed company wholly owned by J. George Mikelsons, the Company's Chairman, founder and majority shareholder, with the Company. Upon consummation of the merger of INDUS into the Company, the outstanding shares of the Company's common stock not presently owned by the Company, Mr. Mikelsons, or any affiliate of Mr. Mikelsons will be converted into the right to receive $23 in cash per share. As a result of the merger, Mr. Mikelsons would own all the outstanding shares of the Company's common stock (other than shares of the Company's common stock which may be issued in the future upon exercise of stock options or the conversion of shares of our Series B Preferred stock). Completion of the merger is subject to certain conditions, including approval of the merger by the affirmative vote of the holders of a majority of the shares of the Company's common stock not owned by INDUS, Mr. Mikelsons or any affiliate who is not deemed to be an affiliate of Mr. Mikelsons by reason of being an officer or director of the Company, voting at the annual meeting.

       Completion of the merger is also subject to approval of the ILFC Amendment (as defined below) by the affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock and Series B Preferred (as defined below), voting as separate classes, entitled to vote at the annual meeting, see "Note 6 - Redeemable Preferred Stock".

6.     Redeemable Preferred Stock

       In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The Series B Preferred is convertible into shares of the Company's common stock at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015.

       In connection with the merger agreement with INDUS, the Company entered into a Purchase and Voting Agreement dated as of May 16, 2001, with ILFC (the "ILFC Agreement"), which provides for the amendment of the terms of the Series B Preferred (the "ILFC Amendment"). Under the ILFC Agreement, ILFC agreed not to convert its existing Shares of Series B Preferred into common shares prior to the merger and to vote in favor of the ILFC Amendment. The Series B Preferred will continue to be convertible into shares of the Company's common stock following the merger. The Company agreed to purchase between 5% and 10%, at the Company's discretion, of ILFC's shares of Series B Preferred at a price reflecting the merger consideration paid to holders of shares of the Company's common stock. The ILFC Agreement also modified some of the terms of the Series B Preferred in connection with the merger. Upon redemption or termination of conversion rights, ILFC will receive an additional premium equal to the difference between $23 and the conversion price, as it may be adjusted from time to time. The dividend rate on the Series B Preferred also will increase upon the completion of the merger from an annual rate of 5.0% of the liquidation amount to an annual rate of 5.66% of the liquidation amount on the date the merger is completed. On the fourth anniversary of the completion date of the merger, the dividend rate will increase to 6.5% per annum, provided that from and after the date that a qualifying public offering is consummated, the dividend rate will decrease to 5.0% per annum. The foregoing description of the ILFC Agreement, including the ILFC Amendment, which is attached as Exhibit A to the ILFC Agreement, is qualified in its entirety by reference to the ILFC Agreement, which is included as an exhibit and incorporated by reference to this report.

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

7.     Change in Accounting Estimate

       In March 2001, the Company entered into a limited liability company with BCC to form BATA, a 50/50 joint venture. BATA will remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. The Company estimates that the fleet of 24 Boeing 727-200s will be fully transferred to BATA by May 2002. Before the decision to transfer the Boeing 727-200 fleet to BATA, it was being depreciated to a common retirement date of December 31, 2008, with a salvage value per aircraft of $0.5 million. The Company implemented a change in accounting estimate to reduce the estimated useful life of each aircraft to the date upon which each aircraft is projected to be transferred to BATA, with a salvage value equal to the amount at which each aircraft will be contributed to BATA. The change in accounting estimate resulted in a decrease in net income of $0.3 million in the second quarter of 2001 and a decrease in basic and diluted income per share of $.03 and $.02, respectively, for the same period. The change resulted in a decrease in net loss of $0.1 million in the first six months of 2001 and a decrease in basic and diluted loss per share of $.01 for the same period.

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

       The Company enters into heating oil swap agreements to minimize the risk of jet fuel price fluctuations. These instruments have initial maturities of up to 12 months. As of June 30, 2001, the Company's existing instruments had remaining maturities of up to 12 months. In accordance with FAS 133, the Company accounts for its heating oil swap agreements as cash flow hedges. Upon the adoption of FAS 133, the fair value of the Company's fuel hedging contracts was $0.6 million. The Company recorded this amount, net of income taxes of $0.2 million, in other assets and other current liabilities, with a corresponding entry of the net fair value in accumulated other comprehensive income on the consolidated balance sheet. All changes in fair value of the heating oil swap agreements in the first six months of 2001 were effective for purposes of FAS 133, so these valuation changes were recognized in earnings as a component of fuel expense only upon settlement of each agreement.

       For the three months ended June 30, 2001, the Company recognized hedging gains on settled contracts of approximately $0.8 million, and the Company recognized losses of $0.1 million for the six months ended June 30, 2001. These gains and losses are classified in fuel expense on the consolidated statement of operations. The fair value of the Company's fuel hedging agreements at June 30, 2001, representing the amount the Company would receive if the agreements were terminated, totaled $0.4 million.

PART I -  Financial  Information
Item II - Management's Discussion andAnalysis of Financial Condition and Results of Operations

     Quarter and Six Months Ended June 30, 2001, Versus Quarter and Six Months Ended June 30, 2000

Overview

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. The Company, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 28 years and is the eleventh largest U.S. airline in terms of 2000 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia and John F. Kennedy Airports, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle and Minneapolis-St. Paul. Chicago Express Airlines, Inc. ("Chicago Express") also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and six months ended June 30, 2001, the Company recorded operating income of $16.6 million and $14.3 million, respectively, as compared to $18.6 million and $21.2 million in the same periods of 2000. The decline in operating results for the quarter and six months ended June 30, 2001, is due in part to higher employee costs associated with the hiring and training of crew for the 737-800 aircraft, which the Company began taking delivery of in the second quarter of 2001. The 2001 earnings were also impacted by non-cash, after-tax charges of $1.5 million and $2.9 million in the quarter and six months ended June 30, 2001, respectively, for the retirement of two Lockheed L-1011 aircraft. In the quarter and six months ended June 30, 2001, an increase in fuel price resulted in higher fuel expense of $4.9 million and $8.1 million, respectively, net of the benefit from additional revenue earned under fuel escalation clauses in commercial and military contracts.

Results of Operations

For the quarter ended June 30, 2001, the Company earned $16.6 million in operating income, a decrease of 10.8% as compared to operating income of $18.6 million in the second quarter of 2000; and the Company earned $6.5 million in net income in the second quarter of 2001, an increase of 10.2% as compared to net income of $5.9 million in the second quarter of 2000.

Operating revenues increased 7.6% to $358.9 million in the second quarter of 2001, as compared to $333.5 million in the same period of 2000. Consolidated revenue per available seat mile ("RASM") increased 3.6% to 8.55 cents in the second quarter of 2001, as compared to 8.25 cents in the same period of 2000.

Operating expenses increased 8.7% to $342.3 million in the second quarter of 2001, as compared to $314.9 million in the comparable period of 2000. Consolidated operating cost per available seat mile ("CASM") increased 4.7% to
8.16 cents in the second quarter of 2001, as compared to 7.79 cents in the second quarter of 2000.

For the six months ended June 30, 2001, the Company earned $14.3 million in operating income, a decrease of 32.5% as compared to operating income of $21.2 million in the comparable period of 2000; and the Company earned $2.1 million in net income in the six months ended June 30, 2001, a decrease of 46.2% as compared to net income of $3.9 million in the same period of 2000.

Operating revenues increased 7.9% to $706.4 million in the six months ended June 30, 2001, as compared to $654.9 million in the same period of 2000. Consolidated RASM increased 4.6% to 8.50 cents in the six months ended June 30, 2001, as compared to 8.13 cents in the same period of 2000.


Operating expenses increased 9.2% to $692.1 million in the six months ended June 30, 2001, as compared to $633.7 million in the comparable period of 2000. Consolidated CASM increased 6.0% to 8.33 cents in the six months ended June 30, 2001, as compared to 7.86 cents in the same period of 2000.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                 Cents per ASM
                      Cents per ASM
                                                          Three Months Ended
June 30,             Six Months Ended June 30,
                                                           2001
2000              2001                2000

--------------------------             -------------------------
Consolidated operating revenues:                           8.55
8.25                8.50                8.13

Consolidated operating expenses:
   Salaries, wages and benefits                            1.99
1.78                1.98                1.74
   Fuel and oil                                            1.62
1.56                1.66                1.57
   Depreciation and amortization                           0.80
0.76                0.83                0.77
   Handling, landing and navigation fees                   0.59
0.59                0.59                0.61
   Aircraft rentals                                        0.51
0.42                0.50                0.41
   Aircraft maintenance, materials and repairs             0.38
0.43                0.43                0.46
   Crew and other employee travel                          0.38
0.44                0.38                0.41
   Ground package cost                                     0.29
0.32                0.36                0.40
   Passenger service                                       0.27
0.30                0.28                0.29
   Other selling expenses                                  0.27
0.23                0.27                0.22
   Commissions                                             0.24
0.26                0.25                0.27
   Advertising                                             0.17
0.12                0.16                0.14
   Facilities and other rentals                            0.12
0.09                0.11                0.09
   Other                                                   0.53
0.49                0.53                0.48
                                                           ----
----                ----                ----
Total consolidated operating expenses                      8.16
7.79                8.33                7.86
                                                           ----
----                ----                ----

Consolidated operating income                              0.39
0.46                0.17                0.27
                                                           ====
====                ====                ====

ASMs (in thousands)                                   4,196,738
4,041,321           8,310,993           8,059,857


The following tables set forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:

                                     Three Months Ended June 30,
                                 2001               2000            Inc (Dec)
                                 --------------------------------------------
Airline and Other
Operating revenue (000s)        $ 337,798          $ 307,508           $ 30,290
RASM (cents)                         8.05               7.61               0.44
Operating expenses (000s)       $ 321,291          $ 285,959           $ 35,332
CASM (cents)                         7.66               7.08               0.58

ATALC
Operating revenue (000s)         $ 21,097           $ 26,026           $ (4,929)
RASM (cents)                         0.50               0.64              (0.14)
Operating expenses (000s)        $ 21,045           $ 28,953           $ (7,908)
CASM (cents)                         0.50               0.71              (0.21)

                                   Six Months Ended June 30,
                                2001               2000            Inc (Dec)
                                --------------------------------------------
Airline and Other
Operating revenue (000s)        $ 650,820          $ 589,611           $ 61,209
RASM (cents)                         7.83               7.32               0.51
Operating expenses (000s)       $ 636,667          $ 563,700           $ 72,967
CASM (cents)                         7.66               6.99               0.67

ATALC
Operating revenue (000s)         $ 55,560           $ 65,289           $ (9,729)
RASM (cents)                         0.67               0.81              (0.14)
Operating expenses (000s)        $ 55,388           $ 70,014          $ (14,626)
CASM (cents)                         0.67               0.87              (0.20)

Consolidated Flight Operating and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 757-200 and Boeing 737-800 aircraft in all of the Company's business units. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express as the ATA Connection.


                                                                  Three Months
Ended June 30,

---------------------------
                                             2001                2000
Inc (Dec)           % Inc (Dec)

-------------------------------------------------------------------

Departures Jet                                  14,928              13,590
      1,338               9.85
Departures J31/Saab (a)                          6,349               4,530
      1,819              40.15
                                             ---------           ---------
    -------              -----
Total Departures (b)                            21,277              18,120
      3,157              17.42
                                             ---------           ---------
    -------              -----

Block Hours Jet                                 45,087              42,606
      2,481               5.82
Block Hours J31/Saab                             5,152               4,595
        557              12.12
                                             ---------           ---------
    -------              -----
Total Block Hours (c)                           50,239              47,201
      3,038               6.44
                                             ---------           ---------
    -------              -----

RPMs Jet (000s)                              3,083,775           2,999,108
     84,667               2.82
RPMs J31/Saab (000s)                            23,978              13,824
     10,154              73.45
                                             ---------           ---------
    -------              -----
Total RPMs (000s) (d)                        3,107,753           3,012,932
     94,821               3.15
                                             ---------           ---------
    -------              -----

ASMs Jet (000s)                              4,162,629           4,019,421
    143,208               3.56
ASMs J31/Saab (000s)                            34,109              21,900
     12,209              55.75
                                             ---------           ---------
    -------              -----
Total ASMs (000s) (e)                        4,196,738           4,041,321
    155,417               3.85
                                             ---------           ---------
    -------              -----


Load Factor Jet                                  74.08               74.62
      (0.54)             (0.72)
Load Factor J31/Saab                             70.30               63.12
       7.18              11.38
                                             ---------           ---------
     -------             -----
Total Load Factor (f)                            74.05               74.55
      (0.50)             (0.67)
                                             ---------           ---------
     -------             ------


Passengers Enplaned Jet                      2,223,168           1,982,169
    240,999              12.16
Passengers Enplaned J31/Saab                   146,355              76,344
     70,011              91.70
                                             ---------           ---------
    -------              -----
Total Passengers Enplaned (g)                2,369,523           2,058,513
    311,010              15.11
                                             ---------           ---------
    -------              -----

Revenue $ (000s)                               358,895             333,534
     25,361               7.60
RASM in cents (h)                                 8.55                8.25
       0.30               3.64
CASM in cents (i)                                 8.16                7.79
       0.37               4.75
Yield in cents (j)                               11.55               11.07
       0.48               4.34


See footnotes (a) through (j) on pages 17-18.

                                                                    Six Months
Ended June 30,

-------------------------
                                             2001                2000
Inc (Dec)         % Inc (Dec)

-----------------------------------------------------------------

Departures Jet                                  29,696              26,977
      2,719              10.08
Departures J31/Saab (a)                         11,933               8,850
      3,083              34.84
                                             ---------           ---------
    -------             ------
Total Departures (b)                            41,629              35,827
      5,802              16.19
                                             ---------           ---------
    -------             ------

Block Hours Jet                                 90,096              84,843
      5,253               6.19
Block Hours J31/Saab                             9,906               8,982
        924              10.29
                                             ---------           ---------
    -------             ------
Total Block Hours (c)                          100,002              93,825
      6,177               6.58
                                             ---------           ---------
    -------             ------

RPMs Jet (000s)                              5,983,367           5,860,505
    122,862               2.10
RPMs J31/Saab (000s)                            45,966              23,624
     22,342              94.57
                                             ---------           ---------
    -------             ------
Total RPMs (000s) (d)                        6,029,333           5,884,129
    145,204               2.47
                                             ---------           ---------
    -------             ------

ASMs Jet (000s)                              8,245,822           8,022,815
    223,007               2.78
ASMs J31/Saab (000s)                            65,171              37,042
     28,129              75.94
                                             ---------           ---------
    -------             ------
Total ASMs (000s) (e)                        8,310,993           8,059,857
    251,136               3.12
                                             ---------           ---------
    -------             ------

Load Factor Jet                                  72.56               73.05
      (0.49)             (0.67)
Load Factor J31/Saab                             70.53               63.78
       6.75              10.58
                                             ---------           ---------
   --------             -------
Total Load Factor (f)                            72.55               73.01
      (0.46)             (0.63)
                                             ---------           ---------
   --------             -------

Passengers Enplaned Jet                      4,325,424           3,868,461
    456,963              11.81
Passengers Enplaned J31/Saab                   278,149             132,696
    145,453             109.61
                                             ---------           ---------
    -------             ------
Total Passengers Enplaned (g)                4,603,573           4,001,157
    602,416              15.06
                                             ---------           ---------
    -------             ------

Revenue $ (000s)                               706,380             654,900
     51,480               7.86
RASM in cents (h)                                 8.50                8.13
       0.37               4.55
CASM in cents (i)                                 8.33                7.86
       0.47               5.98
Yield in cents (j)                               11.72               11.13
       0.59               5.30


See footnotes (d) through (j) on page 18.

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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200, Boeing 757-200 and Boeing 737-800 aircraft in scheduled service. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express as the ATA Connection.

                                                                    Three Months
Ended June 30,

---------------------------
                                             2001                2000
Inc (Dec)         % Inc (Dec)

-----------------------------------------------------------------

Departures Jet                                  11,830               9,804
      2,026              20.67
Departures J31/Saab (a)                          6,349               4,530
      1,819              40.15
                                             ---------           ---------
    -------              -----
Total Departures (b)                            18,179              14,334
      3,845              26.82
                                             ---------           ---------
    -------              -----

Block Hours Jet                                 34,162              28,916
      5,246              18.14
Block Hours J31/Saab                             5,152               4,595
        557              12.12
                                             ---------           ---------
    -------              -----
Total Block Hours (c)                           39,314              33,511
      5,803              17.32
                                             ---------           ---------
    -------              -----

RPMs Jet (000s)                              2,327,205           2,013,034
    314,171              15.61
RPMs J31/Saab (000s)                            23,978              13,824
     10,154              73.45
                                             ---------           ---------
    -------              -----
Total RPMs (000s) (d)                        2,351,183           2,026,858
    324,325              16.00
                                             ---------           ---------
    -------              -----

ASMs Jet (000s)                              2,921,718           2,462,036
    459,682              18.67
ASMs J31/Saab (000s)                            34,109              21,900
     12,209              55.75
                                             ---------           ---------
    -------              -----
Total ASMs (000s) (e)                        2,955,827           2,483,936
    471,891              19.00
                                             ---------           ---------
    -------              -----

Load Factor Jet                                  79.65               81.76
      (2.11)             (2.58)
Load Factor J31/Saab                             70.30               63.12
       7.18              11.38
                                             ---------           ---------
    -------              -----
Total Load Factor (f)                            79.54               81.60
      (2.06)             (2.52)
                                             ---------           ---------
    -------              -----

Passengers Enplaned Jet                      1,810,709           1,511,676
    299,033              19.78
Passengers Enplaned J31/Saab                   146,355              76,344
     70,011              91.70
                                             ---------           ---------
    -------              -----
Total Passengers Enplaned (g)                1,957,064           1,588,020
    369,044              23.24
                                             ---------           ---------
    -------              -----

Revenue $ (000s)                               235,523             196,387
     39,136              19.93
RASM in cents (h)                                 7.97                7.91
       0.06               0.76
Yield in cents (j)                               10.02                9.69
       0.33               3.41
Rev per segment $ (k)                           120.35              123.67
      (3.32)             (2.68)


See footnotes (a) through (j) on pages 17-18.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

                                                                    Six Months
Ended June 30,

-------------------------
                                             2001                2000
Inc (Dec)         % Inc (Dec)

-----------------------------------------------------------------

Departures Jet                                  23,411              18,967
      4,444              23.43
Departures J31/Saab (a)                         11,933               8,850
      3,083              34.84
                                             ---------           ---------
    -------              -----
Total Departures (b)                            35,344              27,817
      7,527              27.06
                                             ---------           ---------
    -------              -----

Block Hours Jet                                 67,519              56,054
     11,465              20.45
Block Hours J31/Saab                             9,906               8,982
        924              10.29
                                             ---------           ---------
    -------              -----
Total Block Hours (c)                           77,425              65,036
     12,389              19.05
                                             ---------           ---------
    -------              -----

RPMs Jet (000s)                              4,414,819           3,772,065
    642,754              17.04
RPMs J31/Saab (000s)                            45,966              23,624
     22,342              94.57
                                             ---------           ---------
    -------              -----
Total RPMs (000s) (d)                        4,460,785           3,795,689
    665,096              17.52
                                             ---------           ---------
    -------              -----

ASMs Jet (000s)                              5,707,467           4,767,406
    940,061              19.72
ASMs J31/Saab (000s)                            65,171              37,042
     28,129              75.94
                                             ---------           ---------
    -------              -----
Total ASMs (000s) (e)                        5,772,638           4,804,448
    968,190              20.15
                                             ---------           ---------
    -------              -----

Load Factor Jet                                  77.35               79.12
      (1.77)             (2.24)
Load Factor J31/Saab                             70.53               63.78
       6.75              10.58
                                             ---------           ---------
    -------             ------
Total Load Factor (f)                            77.27               79.00
      (1.73)             (2.19)
                                             ---------           ---------
    -------             ------

Passengers Enplaned Jet                      3,499,095           2,840,326
    658,769              23.19
Passengers Enplaned J31/Saab                   278,149             132,696
    145,453             109.61
                                             ---------           ---------
    -------             ------
Total Passengers Enplaned (g)                3,777,244           2,973,022
    804,222              27.05
                                             ---------           ---------
    -------             ------

Revenue $ (000s)                               447,554             364,873
     82,681              22.66
RASM in cents (h)                                 7.75                7.59
       0.16               2.11
Yield in cents (j)                               10.03                9.61
       0.42               4.37
Rev per segment $ (k)                           118.49              122.73
      (4.24)             (3.45)


See footnotes (a) through (j) on pages 17-18.
See footnote (k) on page 19.

Scheduled service revenues in the second quarter of 2001 increased 19.9% to $235.5 million from $196.4 million in the second quarter of 2000; and scheduled service revenues in the six months ended June 30, 2001, increased 22.7% to $447.6 million from $364.9 million in the same period of 2000. Scheduled service revenues comprised 65.6% and 63.4%, respectively, of consolidated revenues in the quarter and six months ended June 30, 2001, as compared to 58.9% and 55.7%, respectively, of consolidated revenues in the same periods of 2000.

The Company's second quarter 2001 scheduled service at Chicago-Midway accounted for approximately 65.4% of scheduled service ASMs and 85.9% of scheduled service departures, as compared to 61.4% and 80.9%, respectively, in the second quarter of 2000. In the first quarter of 2001, the Company began service from Chicago-Midway to Nassau. The Company began nonstop service to Hawaii from Chicago-O'Hare International Airport and New York's John F. Kennedy International Airport in the fourth quarter of 2000. In the second and third quarters of 2000, the Company began service from Chicago-Midway to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul.

In January 2000, Chicago Express, a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine 34-seat Saab 340B aircraft. These aircraft were placed into service in the first three quarters of 2000, replacing the previously operated 19-seat Jetstream J31 fleet. Chicago Express operates the aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. The Company has recently announced service to Springfield, Illinois, to begin in the third quarter of 2001.

Increases in scheduled service frequencies and destinations, as well as the addition of the 34-seat Saab 340B aircraft between periods, contributed to a 23.2% and 27.1% increase in scheduled service passengers enplaned between the quarters and six month periods ended June 30, 2000 and 2001, respectively, and a corresponding 19.9% and 22.7% increase in revenue, respectively.

The Company anticipates that its Chicago-Midway operation will represent an increasing proportion of its scheduled service business throughout 2001 and beyond. The Company operated 97 peak daily jet and commuter departures from Chicago-Midway and served 28 destinations on a nonstop basis in the second quarter of 2001, as compared to 74 peak daily jet and commuter departures from Chicago-Midway and 25 nonstop destinations in the second quarter of 2000. In order to accommodate the growth in jet departures in the existing terminal, in October 2000, Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal. This change has allowed the Company to convert the former Chicago Express gate to a jet departure gate.

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

The Company's Hawaii service accounted for 20.2% of scheduled service ASMs and 4.3% of scheduled service departures in the second quarter of 2001, as compared to 16.7% and 4.4%, respectively, in the second quarter of 2000. The Company provided nonstop service in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 8.7% of scheduled service ASMs and 6.8% of scheduled service departures in the second quarter of 2001, as compared to 12.9% and 9.4%, respectively, in the second quarter of 2000. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg and Sarasota. The Company has served Indianapolis for 28 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time. The Company announced nonstop service to Newark from Chicago-Midway to begin in the third quarter of 2001. In the fourth quarter of 2001, the Company will begin nonstop service between Chicago-Midway and Miami, and between Miami and San Juan. The Company also announced new nonstop service between Chicago-Midway and Aruba, Cancun, Grand Cayman, Montego Bay, Punta Cana and Puerto Vallarta to begin in February 2002.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to customer-designated destinations throughout the world. Commercial charter revenues accounted for 15.0% and 16.5%, respectively, of consolidated revenues in the quarter and six months ended June 30, 2001, as compared to 17.6% and 20.3%, respectively, in the comparable periods of 2000.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                                         Three
Months Ended June 30,

---------------------------
                                                  2001                2000
      Inc (Dec)         % Inc (Dec)

------------------------------------------------------------------

Departures (b)                                        2,105               2,357
             (252)            (10.69)
Block Hours (c)                                       6,745               8,089
           (1,344)            (16.62)
RPMs (000s) (d)                                     504,126             584,187
          (80,061)            (13.70)
ASMs (000s) (e)                                     662,190             815,751
         (153,561)            (18.82)
Passengers Enplaned (g)                             346,394             366,882
          (20,488)             (5.58)
Revenue $ (000s)                                     53,815              58,605
           (4,790)             (8.17)
RASM in cents (h)                                      8.13                7.18
             0.95              13.23
RASM less fuel escalation in cents (l)                 7.77                6.85
             0.92              13.43

                                                                         Six
Months Ended June 30,

-------------------------
                                                  2001                2000
      Inc (Dec)         % Inc (Dec)

------------------------------------------------------------------

Departures (b)                                        4,414               5,179
             (765)         (14.77)
Block Hours (c)                                      14,595              18,005
           (3,410)         (18.94)
RPMs (000s) (d)                                   1,080,590           1,374,128
         (293,538)         (21.36)
ASMs (000s) (e)                                   1,440,962           1,857,549
         (416,587)         (22.43)
Passengers Enplaned (g)                             702,036             845,571
         (143,535)         (16.97)
Revenue $ (000s)                                    116,795             132,633
          (15,838)         (11.94)
RASM in cents (h)                                      8.11                7.14
             0.97           13.59
RASM less fuel escalation in cents (l)                 7.68                6.76
             0.92           13.61


See footnotes (b) through (h) on pages 17-18.
See footnotes (l) on page 23.


(l) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $45.1 million and $90.7 million, respectively, in revenues in the quarter and six months ended June 30, 2001, as compared to $47.7 million and $104.9 million, respectively, in the comparable periods of 2000.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer, and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type, which provides the most economical solution for those requirements. Specialty charter accounted for approximately $2.3 million and $9.5 million, respectively, in revenues in the quarter and six months ended June 30, 2001, as compared to $6.4 million and $15.3 million, respectively, in the comparable periods of 2000.

Military/Government Charter Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the military/government flight operations of the Company.

                                                                          Three
Months Ended June 30,

---------------------------
                                                    2001               2000
       Inc (Dec)        % Inc (Dec)

----------------------------------------------------------------

Departures (b)                                            992              1,413
              (421)            (29.79)
Block Hours (c)                                         4,176              5,530
            (1,354)            (24.48)
RPMs (000s) (d)                                       251,993            396,986
          (144,993)            (36.52)
ASMs (000s) (e)                                       578,012            734,411
          (156,399)            (21.30)
Passengers Enplaned (g)                                65,835            102,155
           (36,320)            (35.55)
Revenue $ (000s)                                       42,774             52,555
            (9,781)            (18.61)
RASM in cents (h)                                        7.40               7.16
              0.24               3.35
RASM less fuel escalation in cents (m)                   7.07               6.87
              0.20               2.91


See footnotes (b) through (h) on page 17-18.
 See footnote (m) on page 24.

                                                                          Six
Months Ended June 30,

-------------------------
                                                    2001               2000
       Inc (Dec)        % Inc (Dec)

----------------------------------------------------------------

Departures (b)                                          1,855              2,815
              (960)            (34.10)
Block Hours (c)                                         7,925             10,713
            (2,788)            (26.02)
RPMs (000s) (d)                                       482,756            709,411
          (226,655)            (31.95)
ASMs (000s) (e)                                     1,089,038          1,390,637
          (301,599)            (21.69)
Passengers Enplaned (g)                               122,858            181,108
           (58,250)            (32.16)
Revenue $ (000s)                                       82,179             98,147
           (15,968)            (16.27)
RASM in cents (h)                                        7.55               7.06
              0.49               6.94
RASM less fuel escalation in cents (m)                   7.22               6.77
              0.45               6.65




See footnotes (b) through (h) on page 16-17.

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

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to decrease to approximately $149.0 million for the contract year ending September 2001. This represents a 13.0% decrease from $169.5 million earned in the contract year ended September 2000.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its ATALC subsidiary and to its Ambassadair club members.

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages to its approximately 35,000 individual and family members annually. ATALC offers numerous ground accommodations to the general public in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company.

In the second quarter of 2001, ground package revenues decreased 2.6% to $14.8 million, as compared to $15.2 million in the second quarter of 2000, and in the six months ended June 30, 2001, ground package revenues decreased 2.1% to $36.5 million, as compared to $37.3 million in the same period of 2000. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company, such as cancellation and service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 10.2% to $11.9 million in the second quarter of 2001, as compared to $10.8 million in the second quarter of 2000, and increased 6.8% to $23.4 million in the six months ended June 30, 2001, as compared to $21.9 million in the same period of 2000.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 2001 increased 16.1% to $83.5 million, as compared to $71.9 million in the second quarter of 2000, and in the six months ended June 30, 2001, increased 17.0% to $164.5 million, as compared to $140.6 million in the same period of 2000.

The Company increased its average equivalent employees by approximately 9.3% and 13.5%, respectively, between the quarter and six months ended June 30, 2001, and the comparable periods of 2000. This growth was most significant in categories of employees that were required for the increased flight activity between comparable periods, such as flight crews, customer service agents and maintenance staff. Some increase in staffing also resulted from additional mechanics and flight crews required for the Company's new fleet of Boeing 737-800 and Boeing 757-300 aircraft. In addition, equivalent employees also increased between the first six months of 2000 and 2001 because in the second quarter of 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the Company experienced a corresponding reduction in handling, landing and navigation fees.

Fuel and Oil. Fuel and oil expense increased 7.6% to $68.0 million in the second quarter of 2001, as compared to $63.2 million in the same period of 2000, and increased 8.9% to $138.0 million in the six months ended June 30, 2001, as compared to $126.7 million in the same period of 2000. The Company consumed 1.8% and 1.7%, respectively, more gallons of jet fuel for flying operations between the second quarters and six-month periods ended June 30, 2001 and 2000, which resulted in an increase in fuel expense of approximately $1.0 million and $1.5 million, respectively, between periods. Jet fuel consumption increased primarily due to the increased number of block hours of jet flying operations between periods. The Company flew 45,087 jet block hours in the second quarter of 2001, as compared to 42,606 jet block hours in the second quarter of 2000, and flew 90,096 jet block hours in the six months ended June 30, 2001, as compared to 84,843 jet block hours in the same period of 2000.

Fuel consumption growth between the quarter and six months ended June 30, 2001, as compared to the same periods of 2000, was less than total block hour growth, since block hour growth in 2001 was mainly in the 757-200 fleet, which is more fuel efficient than the wide-body Lockheed L-1011 fleet. Block hours for the Lockheed L-1011 fleet decreased in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000.

During the second quarter and first six months of 2001, the Company's average cost per gallon of jet fuel consumed increased by 7.8% and 7.0%, respectively, as compared to the same periods of 2000, resulting in an increase in fuel and oil expense of approximately $4.8 million and $9.1 million, respectively, between periods.

During the second half of 2000 and first half of 2001, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price fluctuations. The Company recorded approximately $0.8 million less and $0.1 million more, respectively, in fuel and oil expense in the quarter and six months ended June 30, 2001, under its 2001 hedge contracts, as compared to the same periods of 2000, when there were no such fuel hedges in place. As of June 30, 2001, the Company had entered into swap agreements for approximately
31.8 million gallons of heating oil for future delivery between July 2001 and December 2001, which represents approximately 22.6% of total expected fuel consumption for that period.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 9.4% to $33.7 million in the second quarter of 2001, as compared to $30.8 million in the second quarter of 2000, and increased 10.9% to $69.2 million in the six months ended June 30, 2001, as compared to $62.4 million in the same period of 2000.

The Company increased its investment in rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for amortization of inventory obsolescence and debt issue costs between years. These changes resulted in an increase in depreciation and amortization expense of $0.3 million and $1.2 million, respectively, in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000.

Amortization of capitalized engine and airframe overhauls increased $1.7 million and $4.7 million, respectively, in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Boeing 727-200 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls in 2001 for the Boeing 757-200 and Lockheed L-1011-500 fleets.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures increased $0.4 million and $1.1 million, respectively, in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.


In March of 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. BATA will remarket the Company's Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company will receive both cash and equity in BATA. The Company expects that its fleet of 24 Boeing 727-200 aircraft will be fully transferred to BATA by May 2002. Before the decision to transfer the Boeing 727-200 fleet to BATA, it was being depreciated to a common retirement date of December 31, 2008, with a salvage value of $0.5 million per aircraft. The Company implemented a change in accounting estimate to reduce the estimated life of each aircraft to the date upon which each aircraft is projected to be transferred to BATA, with a salvage value equal to the amount at which each aircraft will be contributed to BATA. The change in accounting estimate resulted in an increase of depreciation expense of $0.5 million and a decrease of depreciation expense of $0.2 million, respectively, in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000.

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

Handling, landing and navigation fees increased by 5.1% to $24.9 million in the second quarter of 2001, as compared to $23.7 million in the second quarter of 2000, and decreased 0.8% to $48.7 million in the six months ended June 30, 2001, as compared to $49.1 million in the same period of 2000. The increase in fees between the second quarters of 2000 and 2001 is related to the increase in jet departures between the same periods. The total number of system-wide jet departures between the second quarters of 2001 and 2000 increased by 9.8% to 14,928 from 13,590.

The total number of system-wide jet departures between the six-month periods ended June 30, 2001 and 2000 increased by 10.1% to 29,696 from 26,977. Notwithstanding this increase in departures, handling, landing and navigation fees decreased between the periods. The primary reason for this decline was a reduction in costs resulting from the implementation of self-handling on the ramp at Chicago-Midway in May 2000. Prior to May 2000, the handling was performed by a third-party contractor. This change to self-handling resulted in an increase in salaries, wages & benefits during the first half of 2001 compared to the first half of 2000.

Aircraft Rentals. Aircraft rentals expense for the first quarter of 2001 increased 27.4% to $21.4 million in the second quarter of 2001, as compared to $16.8 million in the second quarter of 2000, and increased 25.8% to $41.4 million in the six months ended June 30, 2001, as compared to $32.9 million in the same period of 2000. The Company was leasing 6 additional Boeing 757-200 aircraft in the first six months of 2001, as compared to the same period of 2000, adding $3.7 million and $7.6 million, respectively, to aircraft rentals expense in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000. During 2000, Chicago Express replaced its fleet of Jetstream 31 aircraft with Saab 340B aircraft which resulted in an additional rental expense of $0.3 million and $1.1 million, respectively, for the quarter and six months ended June 30, 2001, as compared to the same periods of 2000. In addition, aircraft rent increased $0.3 million in the quarter and first six months of 2001, as compared to the same periods of 2000, as a result of the delivery of one Boeing 737-800 aircraft on June 6, 2001. Aircraft rent increased $1.4 million in the second quarter and first six months of 2001, as compared to the same periods of 2000, as a result of the short-term leases on the Boeing 727-200's from BATA. These increases were partially offset by eight cancelled leases on Boeing 727-200 aircraft with other lessors, which resulted in a decrease of $1.5 million and $2.7 million respectively, in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 7.5% to $16.0 million in the second quarter of 2001, as compared to $17.3 million in the second quarter of 2000, and decreased 4.3% to $35.4 million in the six months ended June 30, 2001, as compared to $37.0 million in the same period of 2000.

The Company experienced a decrease of $0.1 million and $2.1 million, respectively, for the quarter and six months ended June 30, 2001, as compared to the same periods of 2000, in maintenance, materials and repairs due to the negotiated revision of return condition requirements on one leased Lockheed L-1011 aircraft. The second quarter 2001 decline was also attributable to a decrease in materials consumed and components repaired related to maintenance checks and other repairs on the fleet. The Company performed 14 maintenance checks on its fleet during the second quarter of 2001 as compared to 23 in the same period of 2000.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 9.7% to $15.9 million in the second quarter of 2001, as compared to $17.6 million in the second quarter of 2000, and decreased 3.4% to $31.6 million in the six months ended June 30, 2001, as compared to $32.7 million in the same period of 2000.

The decrease in crew and other employee travel in the quarter and six months ended June 30, 2001, as compared to the same quarters of 2000, was mainly due to a decrease in crew positioning expense. The average cost of crew positioning per full-time-equivalent crew member decreased 33.0% in the second quarter of 2001 and decreased 27.5% in the six months ended June 30, 2001, as compared to the same periods of 2000. The decrease was primarily due to the decrease in military and charter departures in the first six months of 2001, as compared to the first six months of 2000. Military and charter flights often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 7.7% to $12.0 million in the second quarter of 2001, as compared to $13.0 million in the second quarter of 2000, and decreased 5.0% to $30.3 million in the six months ended June 30, 2001, as compared to $31.9 million in the same period of 2000. Ground package costs vary based on the mix of destinations served, and decreased in approximate proportion to the decrease in ground package revenues.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarter of 2001 and 2000, catering represented 73.8% and 76.5%, respectively, of total passenger service expense, while catering represented 72.6% and 78.2%, respectively, of total passenger service expense for the six month periods ended June 30, 2001 and 2000.

The total cost of passenger service decreased 7.3% to $11.4 million in the second quarter of 2001, as compared to $12.3 million in the second quarter of 2000, and decreased 1.3% to $23.1 million in the six months ended June 30, 2001, as compared to $23.4 million in the same period of 2000. The Company experienced a decrease of approximately 17.4% and 16.3%, respectively, in the average unit cost of catering each passenger between the quarter and six months ended June 30, 2001, and comparable periods of 2000, primarily because in the first half of 2001 there were relatively less military and commercial charter flights in the Company's business mix, which are provided a more-expensive catering product mainly due to the longer stage length of these flights. This resulted in a price-and-business-mix decrease of $1.7 million and $3.2 million, respectively, in catering expense between the quarter and six months ended June 30, 2001, and the comparable periods of 2000. Total jet passengers boarded increased 12.2% and 11.8%, respectively, between the same time periods, resulting in approximately $1.1 million and $2.0 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods. In the second quarter and six months ended June 30, 2001, as compared to the same periods of 2000, the Company also incurred approximately $0.3 million and $1.3 million, respectively, more expense for mishandled baggage and passenger inconvenience due to flight delays and cancellation.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 21.7% to $11.2 million in the second quarter of 2001, as compared to $9.2 million in the same period of 2000 and increased 25.1% to $21.9 million in the six months ended June 30, 2001, as compared to $17.5 million in the same period of 2000.

Approximately $1.3 million of this increase in the second quarter of 2001, and $2.8 million in the first six months of 2001, resulted from an increase in CRS fees. This increase resulted both due to the growth in single-seat sales volumes between periods, and due to an increase in rates charged by CRS systems for improved booking functionality. Credit card discount expense increased $0.9 million and $1.8 million, respectively, between the quarter and six months ended June 30, 2001, and the same periods of 2000, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 3.8% to $10.1 million in the second quarter of 2001, as compared to $10.5 million in the second quarter of 2000 and decreased 4.1% to $20.8 million in the six months ended June 30, 2001, as compared to $21.7 million in the same period of 2000.

Approximately $1.4 million and $2.7 million, respectively, of the decreases in commissions in the quarter and six months ended June 30, 2001, as compared to the same periods of 2000, were attributable to lower military commissions, which is consistent with the decrease in military revenue between the same time periods. The Company also experienced a decrease in commissions of $0.6 million and $1.1 million, respectively, between the quarter and six months ended June 30, 2001, and the same periods of 2000, attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue for that affiliate. These decreases were partially offset by increases in scheduled service commissions of $1.5 million and $2.9 million, respectively, between the quarter and six months ended June 30, 2001, and the same periods of 2000, due to an increase in scheduled service sales made by travel agents between periods.

Advertising. Advertising expense increased 40.0% to $7.0 million in the second quarter of 2001, as compared to $5.0 million in the second quarter of 2000, and increased 16.4% to $13.5 million in the six months ended June 30, 2001, as compared to $11.6 million in the same period of 2000. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. In 2001, the Company increased its advertising primarily in the Chicago-Midway market in connection with the arrival of the new Boeing 737-800 aircraft, the announcement of new scheduled service destinations and increased frequencies in existing markets.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space and general offices. The cost of facilities and other rentals increased 23.1% to $4.8 million in the second quarter of 2001, as compared to $3.9 million in the second quarter of 2000, and increased 22.4% to $9.3 million in the six months ended June 30, 2001, as compared to $7.6 million in the same period of 2000. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support higher frequencies and new scheduled service destinations in 2001.

Other Operating Expenses. Other operating expenses increased 13.8% to $22.3 million in the second quarter of 2001, as compared to $19.6 million in the second quarter of 2000, and increased 14.5% to $44.3 million in the six months ended June 30, 2001, as compared to $38.7 million in the same period of 2000. The purchase by ATALC of charter air services from airlines other than the Company increased $1.6 million and $4.2 million, respectively, for the quarter and six months ended June 30, 2001, due to a decreased utilization of the Company's own aircraft for ATALC charter programs. The Company also recorded a loss on disposal of assets of $4.1 million in 2001 related to the retirement of two Lockheed L-1011 aircraft.

Interest Income and Expense. Interest expense in the quarter and six months ended June 30, 2001, decreased to $7.0 million and $14.3 million, respectively, as compared to $8.0 million and $15.6 million, respectively, in the same periods of 2000. The decrease in interest expense between periods was primarily due to an increase in capitalized interest on advanced payments made for new aircraft for future delivery.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.4 million and $3.1 million, respectively, in interest income in the quarter and six months ended June 30, 2001, as compared to $2.0 million and $3.9 million, respectively, in the same periods of 2000. The decrease in interest income between periods is due to a decline in the interest rate earned.

Income Tax Expense. In the quarter and six months ended June 30, 2001, the Company recorded $4.2 million and $0.9 million, respectively, in income tax expense applicable to $10.7 million and $3.0 million, respectively, of pre-tax income for those periods, while in the quarter and six months ended June 30, 2000, income tax expense of $6.7 million and $5.6 million, respectively, was recorded on pre-tax income of $12.5 million and $9.5 million, respectively. The effective tax rate applicable to the quarter and six months ended June 30, 2001, were 39.1% and 29.3%, respectively, as compared to 53.2% and 58.7%, respectively, for the same periods of 2000.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (40%). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to decrease tax credits otherwise applicable to pre-tax losses.

Liquidity and Capital Resources

Cash Flows. In the six months ended June 30, 2001 and 2000, net cash provided by operating activities was $110.1 million and $77.3 million, respectively. For the six months ended June 30, 2001, the increase in cash provided by operating activities primarily resulted from changes in current assets and liabilities.

Net cash used in investing activities was $163.4 million and $85.5 million, respectively, in the six month periods ended June 30, 2001 and 2000. Such amounts primarily included capital expenditures for aircraft purchases and pre-delivery deposits, engine and airframe overhauls, airframe improvements and the purchase of rotable parts. In the first six months of 2001, $70.9 million of the Company's capital expenditures were comprised of pre-delivery deposits on future deliveries of aircraft, as compared to $9.8 million in first six months 2000. Also, in the second quarter of 2001, the Company received $18.0 million in capital distribution from BATA.

Net cash provided by financing activities was $47.2 million and $7.1 million, respectively, in the six months ended June 30, 2001 and 2000. During the first six months of 2001, the Company financed $48.1 million in pre-delivery deposits on aircraft to be delivered in the future.

The Company believes that cash generated by operations, together with available borrowings under credit facilities, will be sufficient to fund operations during the next twelve months.

Aircraft and Fleet Transactions. In 2000, the Company entered into a series of preliminary agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The Company subsequently converted most of the preliminary agreements into firm commitments.

The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company expects to arrange for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. The first Boeing 737-800 purchased directly from Boeing, was delivered on June 29, 2001 and leased to the Company. The remaining aircraft are scheduled for delivery between July 2001 and April 2003. Advance payments are required for these purchases, and the Company has funded these advance deposits through aircraft deposit finance facilities and operating cash. As of June 30, 2001, the Company had $210.7 million in advanced payments outstanding for these aircraft of which $138.0 was provided by financing arrangements with various lenders. Upon delivery of the aircraft, advance payments funded with operating cash will be returned to the company, and those funded with deposit facilities will be used to pay down those facilities.

The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s, from International Lease Finance Corporation ("ILFC"). In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. The first Boeing 737-800 that is being leased from ILFC was delivered on June 6, 2001. The remaining aircraft under these operating lease agreements are scheduled for delivery between July 2001 and May 2004. The first spare engine was received on June 28, 2001, and was financed partially through a $4.2 million promissory note held by ILFC. The Company intends to refinance the loan through an operating lease by the end of the year. The second spare engine is scheduled for delivery in October 2001.

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

Also in 2000, the Company signed an agreement for warranty and ongoing maintenance services applicable to the General Electric engines, which will power all 39 Boeing 737-800 aircraft. Under this agreement, overhauls will be provided in exchange for fixed payments by the Company for each engine flight hour over the life of the agreement. These payments will be accounted for as an expense as the flight hours are incurred.

In March 2001, the Company entered into a limited liability company with BCC to form BATA, a 50/50 joint venture. BATA will remarket the Company's fleet of 24 Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in BATA. BCC will provide the marketing expertise. The Company transferred nine Boeing 727-200 aircraft to BATA in the second quarter of 2001 and expects to transfer the remaining aircraft by May 2002. As of June 30, 2001, the Company continues to operate eight of these aircraft under operating leases with BATA. These leases terminate between July 2001 and November 2001.

On June 8, 2001, the Company committed to the purchase of two additional Saab 340B aircraft. The Company expects these aircraft to be delivered in the third quarter of 2001.

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

In December 1999, the Company amended its revolving credit facility to provide for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is subject to certain restrictive covenants and is collateralized by certain L-1011-50, L-1011-100 and Boeing 727-200 aircraft. As of June 30, 2001, there were no borrowings under the facility.

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

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, General Electric Capital Corporation and Rolls-Royce to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in aircraft deposit funding, and as of June 30, 2001, the Company had borrowed $138.0 million against these three facilities. A total of $115.0 million has been classified as a current liability because the amounts are payable upon delivery of aircraft in 2001 and the first half of 2002. The remaining $23.0 million has been classified as a long-term liability because the Company has obtained a commitment for lease financing upon delivery of the aircraft. Interest on these facilities is payable monthly.

On June 28, 2001, the Company signed a $4.2 million promissory note with ILFC for the purchase of a spare engine. The principal amount of the note payable is due in November 2001.

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

The proceeds from the issuance and sale of the Series A Preferred and the Series B Preferred were used for general corporate purposes.

In June 2001, ATA received a commitment letter, which is included as an exhibit and incorporated by reference into this report, from Salomon Smith Barney Inc. and Citicorp USA Inc. with respect to a $175 million 3-year reducing revolving credit facility (the "Secured Credit Facility"). Bank One, NA has also agreed to commit $87.5 million of the $175 Secured Credit Facility. We expect that the structure of the Secured Credit Facility will include both a term loan and a revolving credit facility. Amtran and the lenders under the Secured Credit Facility are in the process of negotiating the definitive documentation for the Secured Credit Facility. The Secured Credit Facility will be used to finance the merger, including related transaction fees and expenses, purchase rotables and provide for the ongoing working capital needs and general corporate purposes of the Company and its subsidiaries. The amount available for the acquisition of shares of the Company's common stock pursuant to the merger shall not exceed $82.0 million in the aggregate.

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

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Amtran's Annual Report on Form 10-K for the year ended December 31, 2000, except as discussed below.

During the first six months of 2001, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations. As of June 30, 2001, the Company had outstanding fuel hedge agreements totaling
31.8 million gallons, or 22.6% of the Company's projected aircraft fuel requirements for the remainder of 2001.

The following table depicts the estimated fair values the Company would pay on June 30, 2001, had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of June 30, 2001.


                                 Notional Amount     Average Contract
Estimated Fair
                                  (in Gallons)       Rate per Gallon
Values

(Pay)/Receive

--------------------------------------------------------
Swap Contracts - Heating Oil      31,752,000          $0.7137
$385,761


PART II - Other Information

Item I - Legal Proceedings

None

Item II - Changes in Securities

None

Item III - Defaults Upon Senior Securities

None

Item IV - Submission of Matters to a Vote of Security Holders

The Company convened its annual meeting of shareholders in Indianapolis, Indiana on May 29, 2001. Upon a vote of shareholders, the annual meeting was adjourned to a later date without taking action on any of the matters contained in the proxy statement for the annual meeting pending action by the board of directors on a proposal to take the Company private upon a vote of the shareholders. There were 11,039,451 votes for adjournment, 0 votes against adjournment and 344,542 shares not voting.

Item V - Other Information

None

Item VI - Exhibits and Reports of Form 8-K

(a) The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as a part of this report and such Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K filed during the quarter ending June 30, 2001:

     Report filed on May 7, 2001, furnishing items under Item 5. Other Events.

     Report filed on May 25, 2001, furnishing items under Item 5. Other Events.

     Report filed on June 19, 2001, furnishing items under Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amtran, Inc.
                            -----------------------------------
                            (Registrant)




Date    August 3, 2001      by /s/ Kenneth K. Wolff
     --------------------   -----------------------------------
                            Kenneth K. Wolff
                            Executive Vice President and Chief Financial Officer
                            On behalf of the Registrant

                                Index to Exhibits

  Exhibit No.

               Description of Exhibit

  2.1 Agreement and Plan of Merger between INDUS Acquisition Company and Amtran, Inc. (incorporated by reference to Annex A to the Preliminary Proxy Statement on Schedule 14A filed by Amtran,
                Inc. on June 29, 2001).

  10.1          Purchase  and  Voting  Agreement  dated  as of May 16,  2001 between  Amtran,  Inc.,  and  ILFC
                (incorporated by reference to Exhibit 99.2 to the May 8-K).


  10.2          Commitment  Letter dated June 18, 2001,  from Salomon Smith
Barney Inc.,  and Citicorp USA, Inc.
                to Amtran, Inc. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Amtran,
                Inc., J. George Mikelsons and INDUS Acquisition Company on June
21, 2001).