Form 10-Q
period 2001-09-30
AMTRAN INC
filed 2001-11-14
CIK 898904

PART I - Financial Information
Item I - Financial Statements


                                        6


                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001
                                                           or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ------------- to -------------------


Commission file number  000-21642
                       -----------


                                  AMTRAN, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  Indiana                                    35-1617970
      ----------------------------------------           -------------------
         (State or other jurisdiction of                 (I.R.S.  Employer
         incorporation or organization)                  Identification No.)


         7337 West Washington Street
                Indianapolis, Indiana                            46231
      ----------------------------------------           -------------------
      (Address of principal executive offices)                (Zip  Code)



                                 (317) 247-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X___  No _____

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

Common Stock, Without Par Value - 11,528,645 shares outstanding as of October 31, 2001

                                    AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)

                                                                      September 30,      December 31,
                                                                          2001               2000
                                                                      ------------       ------------
                                ASSETS                                 (Unaudited)
Current assets:
 Cash and cash equivalents..........................................  $  159,948             $  129,137
 Receivables, net of allowance for doubtful accounts
 (2001 - $1,086;  2000 - $1,191)....................................      83,796                 56,605
 Inventories,  net..................................................      46,710                 49,055
 Assets held for sale...............................................      27,900                      -
 Prepaid expenses and other current assets..........................      18,561                 25,411
                                                                      ----------             ----------
Total current assets................................................     336,915                260,208

Property and equipment:
 Flight equipment...................................................     966,706                962,906
 Facilities and ground equipment....................................     127,879                111,825
                                                                      ----------             ----------
                                                                       1,094,585              1,074,731
Accumulated depreciation............................................    (361,586)              (412,685)
                                                                      ----------             ----------
                                                                         732,999                662,046

Goodwill............................................................      22,112                 22,858
Assets held for sale................................................      51,712                      -
Investment in BATA..................................................      24,340                      -
Deposits and other assets...........................................      94,442                 87,318
                                                                      ----------             ----------
Total assets........................................................  $1,262,520             $1,032,430
                                                                      ==========             ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt...............................  $   14,707             $    6,865
 Accounts payable...................................................      40,015                 10,066
 Air traffic liabilities............................................      89,719                107,050
Accrued expenses....................................................     161,227                147,095
                                                                      ----------             ----------
Total current liabilities...........................................     305,668                271,076

Long-term debt, less current maturities.............................     641,766                451,084
Deferred income taxes...............................................      57,345                 54,503
Other deferred items................................................      53,368                 51,113
                                                                      ----------             ----------
Total liabilities...................................................   1,058,147                827,776

Redeemable preferred stock; authorized and issued 800 shares........      80,000                 80,000

Shareholders' equity:
 Preferred stock; authorized 9,999,200 shares; none issued..........           -                      -
 Common stock, without par value;  authorized 30,000,000 shares;
 issued 13,239,303- 2001; 13,082,118 - 2000.........................      61,517                 59,012
 Treasury stock;  1,710,658 shares - 2001; 1,696,355 shares - 2000..     (24,768)               (24,564)
 Additional paid-in-capital.........................................      11,199                 12,232
 Other comprehensive income.........................................      (1,001)                     -
 Retained earnings..................................................      77,426                 77,974
                                                                      ----------             ----------
Total shareholders' equity..........................................     124,373                124,654
                                                                      ----------             ----------
Total liabilities and shareholders' equity..........................  $1,262,520             $1,032,430
                                                                      ==========             ==========

See accompanying notes.

                                           AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                    2001             2000             2001             2000
                                                 -----------    ------------       -----------     ------------
                                                 (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
Operating revenues:
 Scheduled service.............................. $  208,490      $  206,469       $  656,044       $  571,342
 Charter........................................     93,629         119,037          292,603          349,817
 Ground package.................................      8,738           9,692           45,214           47,003
 Other..........................................     10,612          12,103           33,988           34,039
                                                 ----------      ----------       ----------       ----------
Total operating revenues........................    321,469         347,301        1,027,849        1,002,201
                                                 ----------      ----------       ----------       ----------
Operating expenses:
 Salaries, wages and benefits...................     84,956          76,540          249,444          217,172
 Fuel and oil...................................     67,908          78,022          205,918          204,704
 Depreciation and amortization..................     32,156          31,646          101,400           93,999
 Aircraft rentals...............................     26,884          19,213           68,279           52,075
 Handling, landing and navigation fees..........     21,640          25,000           70,299           74,066
 Crew and other employee travel.................     15,089          18,109           46,695           50,799
 Aircraft maintenance, materials and repairs....     14,704          16,250           50,064           53,225
 Passenger service..............................     12,614          12,968           35,725           36,390
 Other selling expenses.........................     10,311           9,572           32,258           27,056
 Commissions....................................      7,707           9,612           28,520           31,306
 Advertising....................................      7,190           3,446           20,695           15,021
 Ground package cost............................      6,381           8,323           36,665           40,254
 Facilities and other rentals...................      5,347           3,781           14,670           11,403
 Special charges................................      9,367               -            9,367                -
 Impairment loss................................     35,185               -           35,185                -
 U.S. Government grant..........................    (62,597)              -          (62,597)               -
 Other..........................................     22,175          20,128           66,485           58,854
                                                 ----------      ----------       ----------       ----------
Total operating expenses........................    317,017         332,610        1,009,072          966,324
                                                 ----------      ----------       ----------       ----------
Operating income................................      4,452          14,691           18,777           35,877

Other income (expense):
 Interest income................................      1,157           2,269            4,247            6,154
 Interest expense...............................     (7,036)         (8,091)         (21,345)         (23,733)
 Other..........................................      1,831             225            1,763              274
                                                 ----------      ----------       ----------       ----------
Other income (expense)..........................     (4,048)         (5,597)         (15,335)         (17,305)
                                                 ----------      ----------       ----------       ----------
Income before income taxes and
  preferred stock dividends.....................        404           9,094            3,442           18,572
Income taxes....................................         16           6,112              907           11,675
                                                 ----------      ----------       ----------       ----------
Net income......................................        388           2,982            2,535            6,897

Preferred dividends.............................        375               -            3,083                -
                                                 ----------      ----------       ----------       ----------
Income (loss) available to common shareholders.. $       13      $    2,982       $     (548)      $    6,897
                                                 ==========      ==========       ==========       ==========

Basic earnings per common share:
Average shares outstanding...................... 11,509,333      12,121,233       11,439,167       12,105,645
Net income (loss) per share..................... $     0.00      $     0.25       $    (0.05)      $     0.57
                                                 ==========      ==========       ==========       ==========

Diluted earnings per common share:
Average shares outstanding...................... 14,430,390      12,747,685       11,439,167       12,846,162
Net income (loss) per share..................... $     0.03      $     0.23       $    (0.05)      $     0.54
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

                                    Redeemable                                  Additional      Other
                                    Preferred        Common       Treasury       Paid-in    Comprehensive  Retained
                                      Stock           Stock        Stock         Capital        Income     Earnings     Total
                                    ---------      --------   ------------      ----------  -------------  --------     -----

Balance, December 31, 2000 .....     $ 80,000      $ 59,012    $ (24,564)       $ 12,232         $    -     $ 77,974    $ 204,654
                                     ========      ========    =========        ========       ========     ========    =========
Net loss available
to common shareholders .........            -             -            -               -              -       (4,759)      (4,759)

Change in net gain (loss)
on derivative instruments ......            -             -            -               -           (158)           -         (158)
                                                                                               --------     --------    ---------

Total comprehensive income .....                                                                   (158)      (4,759)      (4,917)
                                                                                               --------     --------    ---------

Restricted stock grants ........            -             9            -               4              -            -           13

Stock options exercised ........            -           184            -             (83)             -            -          101

Purchase of  treasury stock ....            -             -         (196)              -              -            -         (196)
                                     --------      --------    ---------        --------       --------     --------    ---------
Balance, March 31, 2001 ........     $ 80,000      $ 59,205    $ (24,760)       $ 12,153         $ (158)    $ 73,215    $ 199,655
                                     ========      ========    =========        ========       ========     ========    =========

Net income available
to common shareholders ........             -             -            -               -              -        4,198        4,198

Change in net gain (loss)
on derivative instruments ......            -             -            -               -            431            -          431

Change in net gain (loss)
on available for sale securities            -             -            -               -            422            -          422
                                                                                               --------     --------    ---------
Total comprehensive income .....                                                                    853        4,198        5,051
                                                                                               --------     --------    ---------

Restricted stock grants ........            -            11           (8)              1              -            -            4

Stock options exercised ........            -         1,372            -            (606)             -            -          766
                                     --------      --------    ---------        --------       --------     --------    ---------
Balance, June 30, 2001 .........     $ 80,000      $ 60,588    $ (24,768)       $ 11,548          $ 695     $ 77,413    $ 205,476
                                     ========      ========    =========        ========       ========     ========    =========

Net income available
to common shareholders .........            -             -            -               -              -           13           13

Change in net gain (loss)
on derivative instruments ......            -             -            -               -         (1,274)           -       (1,274)

Change in net gain (loss)
on available for sale securities            -             -            -               -           (422)           -         (422)
                                                                                                --------     --------    ---------
Total comprehensive income .....                                                                 (1,696)          13       (1,683)
                                                                                                --------     --------    ---------

Restricted stock grants ........            -            10            -               3              -            -           13

Stock options exercised ........            -           919            -            (352)             -            -          567
                                     --------      --------    ---------        --------       --------     --------    ---------
Balance, September 30, 2001 ....     $ 80,000      $ 61,517    $ (24,768)       $ 11,199       $ (1,001)    $ 77,426    $ 204,373
                                     ========      ========    =========        ========       ========     ========    =========

  See accompanying notes.

                                    AMTRAN, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)


                                                                    Nine Months Ended September 30,
                                                                   2001                       2000
                                                                (Unaudited)                (Unaudited)

Operating activities:


Net  income                                                        $  2,535                   $  6,897
Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization..........................            101,400                     93,999
 Impairment loss........................................             35,185                          -
 Deferred income taxes..................................              2,842                      3,951
 Other non-cash items...................................              1,914                      2,192
Changes in operating assets and liabilities:
 Receivables............................................            (27,191)                    (2,752)
 Inventories............................................            (10,554)                   (10,944)
 Prepaid expenses.......................................              6,850                      5,378
 Accounts payable.......................................             29,949                    (6,114)
 Air traffic liabilities................................            (17,331)                     5,995
 Accrued expenses.......................................             16,375                     (2,101)
                                                                   --------                   --------
Net cash provided by operating activities                           141,974                     96,501
                                                                   --------                   --------
Investing activities:

Proceeds from sales of property and equipment...........                 32                         60
Aircraft pre-delivery deposits..........................            (61,666)                   (28,455)
Capital expenditures....................................           (251,031)                  (100,375)
Investment in BATA, LLC.................................             18,043                          -
Additions to other assets...............................            (13,506)                   (21,295)
                                                                   --------                   --------
Net cash used in investing activities                              (308,128)                  (150,065)
                                                                   --------                   --------
Financing activities:

Preferred stock dividends...............................             (3,083)                         -
Proceeds from sale/leaseback transactions...............                369                     11,432
Proceeds from long-term debt............................            222,775                     33,000
Payments on long-term debt..............................            (24,326)                   (12,785)
Proceeds from exercise of stock options.................              1,434                        713
Proceeds from redeemable preferred stock................                  -                     30,000
Purchase of treasury stock..............................               (204)                    (3,991)
                                                                   --------                   --------
Net cash provided by financing activities                           196,965                     58,369
                                                                   --------                   --------
Increase in cash and cash equivalents...................             30,811                      4,805
Cash and cash equivalents, beginning of period..........            129,137                    120,164
                                                                   --------                   --------
Cash and cash equivalents, end of period................           $159,948                   $124,969
                                                                   ========                   ========


Supplemental disclosures:

Cash payments for:
Interest................................................           $ 33,794                   $ 24,418
Income taxes (refunds)..................................           $ (7,931)                     $ 210

Financing and investing activities not affecting cash:
Accrued capitalized interest............................           $ 11,293                        $ -

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

     In the opinion of management, the consolidated financial statements for the quarters ended September 30, 2001 and 2000 reflect all adjustments, including normal recurring accruals, the direct revenue and expense impacts of the September 11, 2001 terrorist attacks, asset impairments, and accrued government compensation, necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with the 2001 financial statement presentation.

2.   Impact of Terrorist Attacks on September 11, 2001

     On September 11, 2001, four commercial aircraft operated by two other U.S. carriers were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage in New York City, Washington, D.C. and Western Pennsylvania. In response to these attacks, on September 11 the Federal Aviation Administration (the "FAA") temporarily suspended all commercial flights to, from and within the United States until September 13. The Company resumed limited flight operations on September 13, with the exception of flights to and from Chicago-Midway Airport, which commenced partial operations on September 14. From September 11, to September 14, the Company cancelled over 800 scheduled flights. Upon resuming its pre-attack flight schedule the week of September 17, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11. The Company also furloughed approximately 1,100 employees by the middle of October in conjunction with this capacity reduction. In order to adjust its fleet to this smaller flight schedule, the Company both accelerated the planned retirement of its fleet of 24 Boeing 727-200 aircraft, and negotiated delayed delivery dates for certain Boeing 737-800 and Boeing 757-300 aircraft under its new aircraft order from Boeing. The final Boeing 737-800 delivery is now planned for August 2004 rather than May 2004 and the final 757-300 delivery is planned for August 2002 rather than June 2002. (See "Note 7 - Commitments and Contingencies" for details of new aircraft purchase commitments.)

     On   September   22,  2001,   President   Bush  signed  into  law  the  Air
     Transportation Safety and System Stabilization Act ("Act"). The Act provides for, among other things: (i) $5 billion in compensation for direct losses incurred by all U.S. airlines and air cargo carriers (collectively, "air carriers") as a result of the closure by the FAA of U.S. airspace following the September 11, 2001 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001 as a direct result of such attacks; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of insurance, with respect to a premium for coverage ending before October 1, 2002, against loss or damage arising out of any risk from the operation of an aircraft over the premium in effect for a comparable operation during the period September 4, 2001 to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (v) the extension of the due date for the payment by eligible air carriers of certain excise taxes; (vi) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001; and (vii) the Secretary of Transportation to ensure that all communities that had scheduled air service before September 11, 2001 continue to receive adequate air service. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether for compensatory or punitive damages, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not be in an amount greater than the limits of the liability coverage maintained by the air carrier. With respect to the cash grants of up to $5.0 billion each qualified air carrier is entitled to receive the lesser of (i) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001; or (ii) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated by August 2001 available seat miles. As of September 30, 2001, the Company had received $32.6 million in cash compensation under the Act. The Company expects to receive additional payments up to $45.8 million, of which approximately $34.0 million is expected to be paid to the Company during the fourth quarter of 2001.

     For the quarter ended September 30, 2001, the Company recognized $62.6 million as compensation earned under the Act. Components of direct and incremental losses incurred by the Company, for which government compensation was accrued, included: (1) $35.2 million of impairment losses relating to the Company's Boeing 727-200 fleet (see "Note 3 - Asset Impairment"); (2) $16.1 million in lost profit contribution (direct revenues lost, less variable operating expenses avoided) from scheduled flights not operated between September 11 and September 30, and from flights scheduled and operated during this time period with lower load factors and unit revenues; (3) special charges of $9.4 million, including a variety of incremental expenses incurred between September 11 and September 30 as described in the following paragraphs; and (4) $1.9 million in miscellaneous revenues lost during the same time period as a direct result of the attacks.

     Special charges are those direct expenses which, due to the events of September 11, are unusual under the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). These costs include travel expenses to reposition crew members and aircraft once flights resumed; expenses paid for passengers whose travel was interrupted by flight diversions and cancellations; and employee salaries for crew members and airport staff affected by the temporary FAA-mandated grounding of the Company's fleet. Also classified as special charges are exit costs related to rent payments scheduled to continue on certain leased Boeing 727-200 aircraft after they are removed from revenue service; interest expense related to debt incurred under the Company's credit facility to provide operating cash after September 11; incremental security costs; toll-free telephone service costs related to the implementation of the new flight schedule on September 23; losses on abandoned capital projects; and additional letter of credit fees incurred.

     Special charges also include $2.7 million of expenses related to a proposed transaction in which Amtran would have been taken private, which had been substantially completed just prior to September 11. On June 18, 2001, the Company entered into a merger agreement with INDUS Acquisition Company ("INDUS"), a newly formed company wholly owned by J. George Mikelsons, the Company's Chairman, founder and majority shareholder, providing for approximately 28% of the outstanding shares of the Company's common stock not presently owned by Mr. Mikelsons to be converted into the right to receive $23 in cash per share. Also on June 18, 2001, the Company received from Citicorp USA, Inc. and Salomon Smith Barney, Inc. a commitment letter with respect to a $175 million secured credit facility to be used to finance that transaction. On September 21, 2001, following the events of September 11, Citicorp USA, Inc. and Salomon Smith Barney Inc. terminated their obligations under the commitment letter on the basis that a material adverse change in the business condition (financial or otherwise), operations or properties of the Company, taken as a whole, since December 31, 2000, had occurred. Completion of the proposed transaction was conditioned on, among other things, receipt of a financing commitment to be used to fund the proposed transaction. The Company attempted to find alternate financing to replace the lost commitment, but was unable to do so. On October 4, 2001, as a result of the termination of the financing commitment and the inability to find alternative financing, the Company entered into a mutual termination agreement with INDUS that terminated the merger agreement.

     The Company expects to submit an application for loan guarantees provided by the Act, and believes it meets the qualifications to receive such loan guarantees. However, the Company is not able to provide any estimate at this time as to the amount of loan guarantees, if any, that it may receive, or for what period of time those guarantees might remain in effect.

     Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks using commercial aircraft in flight could result in another grounding of the Company's fleet, and would likely result in additional reductions in load factor and yields, along with increased ticket refund, security and other costs. In addition, terrorist attacks not involving commercial aircraft, or the general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased load factors and yields for airlines, including the Company, and increased costs.

     As a result of the September 11, 2001 events, the Company's aviation insurers, and other air carriers' aviation insurers, have significantly reduced the maximum amount of insurance coverage they will underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage). In addition, the Company, and other air carriers, will be charged significantly higher premiums for this new lowered coverage, as well as other aviation insurance. As stated above, the Act may help to mitigate a portion of the immediate premium increases for this insurance. In addition, and pursuant to the Act, the Government has issued supplemental war risk coverage to U.S. air carriers, including the Company, through January 11, 2002. It is anticipated that after this date a commercial product for war risk coverage will become available, but the Company may incur significant additional costs for this coverage.

     The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 30, 2001 are required during the fourth quarter of 2001. However, the impact of the September 11, 2001 terrorist attacks on the Company's financial condition and the sufficiency of its financial resources to absorb that impact will depend on a number of factors. For a discussion of these factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and "Forward-Looking Information and Risk Factors."

3.   Asset Impairment

     Following the events of September 11, 2001, the Company decided to retire the Boeing 727-200 fleet earlier than originally planned, in order to adjust its fleet size to the reduced flight schedule. It is presently expected that most of these aircraft will be retired from revenue scheduled service by November 2001, although some may be available for charter service through the first quarter of 2002. As a result, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("FAS 121"), the Company has determined that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s will be less than the current net book value of this fleet. Therefore, these aircraft are impaired under FAS 121. During the third quarter of 2001, the Company recorded an asset impairment charge of $35.2 million to reduce the carrying amount of the Boeing 727-200 aircraft to their fair market value, including those aircraft which had been previously transferred to the joint venture BATA Leasing, LLC ("BATA"). The carrying amount of those assets not yet transferred to BATA has been classified as assets held for sale in the accompanying balance sheet in accordance with FAS 121.

4.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended September 30,
                                                                         2001                            2000
       Numerator:
       Numerator for basic earnings per
       share - income available to common
       shareholders as reported                                       $   13,000                       $2,982,000
       Effect of dilutive securities:
       Redeemable preferred stock dividends                              375,000                                -
                                                                      ----------                       ----------
       Numerator for diluted earnings per
       share                                                          $  388,000                       $2,982,000
                                                                      ----------                       ----------
       Denominator:
       Denominator for basic earnings per
       share - weighted average shares                                11,509,333                       12,121,233
       Effect of dilutive securities:
       Employee stock options                                          1,006,571                          418,356
       Redeemable preferred stock                                      1,914,486                          208,096
                                                                      ----------                       ----------
       Dilutive potential common shares                                2,921,057                          626,452
                                                                      ----------                       ----------
       Denominator for diluted earnings per
        share - adjusted weighted average shares                      14,430,390                       12,747,685
                                                                      ----------                       ----------

       Basic income per share                                         $     0.00                       $     0.25
       Diluted income per share                                       $     0.03                       $     0.23

                                                                          Nine Months Ended September 30,
                                                                         2001                            2000
       Numerator:
       Numerator for basic earnings per
       share - income (loss) available to common
       shareholders as reported                                       $ (548,000)                      $6,897,000
       Effect of dilutive securities:
       Redeemable preferred stock dividends                                    -                                -
                                                                      ----------                       ----------
       Numerator for diluted earnings per
       share                                                          $ (548,000)                      $6,897,000
                                                                      ----------                       ----------
       Denominator:
       Denominator for basic earnings per
       share - weighted average shares                                11,439,167                       12,105,645
       Effect of dilutive securities:
       Employee stock options                                                  -                          670,645
       Redeemable preferred stock                                              -                           69,872
                                                                      ----------                       ----------
       Dilutive potential common shares                                        -                          740,517
                                                                      ----------                       ----------
       Denominator for diluted earnings per
       share - adjusted weighted average shares                       11,439,167                       12,846,162
                                                                      ----------                       ----------
       Basic income (loss) per share                                  $    (0.05)                      $     0.57
       Diluted income (loss) per share                                $    (0.05)                      $     0.54


     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the impact of potentially dilutive securities has been excluded from the nine months ended September 30, 2001 diluted earnings per share because their effect is antidilutive.

5.   Segment Disclosures

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

     Segment financial data as of and for the three and nine months ended September 30, 2001 and 2000 follows:

                                                        For the Three Months Ended September 30, 2001
                                     --------------------------------------------------------------------------
                                         Airline              ATALC          Other/ Eliminations   Consolidated
                                     --------------        --------------    -------------------   ------------
                                                                  (In thousands)
Operating revenue (external)               $ 293,450            $ 10,109            $ 17,910          $ 321,469
Intersegment revenue                           5,105                 502              (5,607)                 -
Operating expenses (external)                292,314               9,597              15,106            317,017
Intersegment expenses                          1,534               2,065              (3,599)                 -
Operating income (loss)                        4,707              (1,051)                796              4,452
Segment assets                             1,411,530             238,539            (387,549)         1,262,520

                                                        For the Three Months Ended September 30, 2000
                                     --------------------------------------------------------------------------
                                         Airline              ATALC          Other/ Eliminations   Consolidated
                                     --------------        --------------    -------------------   ------------
                                                                  (In thousands)
Operating revenue (external)               $ 315,061            $ 16,378            $ 15,862          $ 347,301
Intersegment revenue                          10,494                 752             (11,246)                 -
Operating expenses (external)                305,543              13,833              13,234            332,610
Intersegment expenses                            967               7,981              (8,948)                 -
Operating income (loss)                       19,045              (4,684)                330             14,691
Segment assets                               973,212             151,499            (225,507)           899,204

                                                        For the Nine Months Ended September 30, 2001
                                     --------------------------------------------------------------------------
                                         Airline              ATALC        Other/ Eliminations     Consolidated
                                     --------------        --------------    -------------------   ------------
                                                                  (In thousands)
Operating revenue (external)               $ 906,762            $ 64,679            $ 56,408        $ 1,027,849
Intersegment revenue                          29,538               1,492             (31,030)                 -
Operating expenses (external)                910,687              49,360              49,025          1,009,072
Intersegment expenses                          5,989              17,690             (23,679)                 -
Operating income (loss)                       19,624                (879)                 32             18,777
Segment assets                             1,411,530             238,539            (387,549)         1,262,520

                                                        For the Nine Months Ended September 30, 2000
                                     --------------------------------------------------------------------------
                                         Airline              ATALC        Other/ Eliminations     Consolidated
                                     --------------        --------------    -------------------   ------------
                                                                  (In thousands)
Operating revenue (external)               $ 876,190            $ 80,164            $ 45,847        $ 1,002,201
Intersegment revenue                          47,817               2,257             (50,074)                 -
Operating expenses (external)                869,886              54,822              41,616            966,324
Intersegment expenses                          5,743              37,008             (42,751)                 -
Operating income (loss)                       48,378              (9,409)             (3,092)            35,877
Segment assets                               973,212             151,499            (225,507)           899,204

6.   Purchase of Treasury Stock

     Since 1994, the Company's Board of Directors has approved the repurchase of up to 1,900,000 shares of the Company's common stock. As of September 30, 2001, the Company had repurchased 1,710,658 common shares at a cost of $24.8 million.

7.   Commitments and Contingencies

     In 2000, the Company entered into a series of preliminary agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The Company subsequently converted the preliminary agreements into firm commitments.

     The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of September 30, 2001, the Company had taken delivery of one Boeing 737-800 and four Boeing 757-300s purchased directly from Boeing. The Boeing 737-800 and two of the 757-300s are currently being leased to the Company. The other two Boeing 757-300s were financed with a loan from Boeing Capital Corporation ("BCC"). The Company intends to refinance these aircraft with operating leases by the end of 2001. As a result of the decreased demand for air travel due to the events of September 11, 2001, the Company delayed planned delivery dates of certain Boeing 737-800 and Boeing 757-300 aircraft. The remaining aircraft, to be purchased directly from Boeing, are now scheduled for delivery between October 2001 and August 2004, rather than May 2004. Advance payments are required for these purchases, and the Company has funded these advance deposits using operating cash and loans to finance predelivery payments. As of September 30, 2001, the Company had $201.6 million in advance payments outstanding for these aircraft, of which $133.8 million was provided by financing arrangements with various lenders. Upon delivery of the aircraft, advance payments funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to pay down those facilities.

     The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. As of September 30, 2001, the Company has taken delivery of four Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between October 2001 and May 2004. The first spare engine was received on June 28, 2001, and was financed partially through a $4.2 million promissory note held by ILFC. The Company intends to refinance the promissory note with an operating lease by the end of 2001. The second engine is scheduled for delivery in the fourth quarter of 2001.

     The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services ("GECAS"). As of September 30, 2001, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft, to be financed through GECAS leases, are scheduled for delivery in 2002.

     The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006.

     The Company has committed to purchase an additional two spare Rolls Royce engines from the engine manufacturer. The first spare engine was received in the third quarter, and was financed through a $4.7 million promissory note held by Rolls Royce. The Company intends to refinance the note with an operating lease by the end of 2001. The second engine is scheduled for delivery by June 2002.

     In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. BATA will remarket the Company's fleet of 24 Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in BATA. BCC will market the aircraft. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. The Company transferred nine Boeing 727-200 aircraft to BATA in the second quarter of 2001 and expects to transfer the remaining 15 Boeing 727-200 aircraft to BATA by May 2002. The Company subsequently entered into short-term operating leases with BATA on all nine of the previously transferred aircraft. These leases terminate in the fourth quarter of 2001. As of September 30, 2001, the Company continues to operate four of these aircraft. The Company is subject to lease return conditions on these operating leases upon delivery of the BATA aircraft to a third party. As of September 30, 2001, a third party lessee or buyer has not been identified for these aircraft. Management believes it is reasonably possible a lessee or buyer will be identified. The Company estimates that it could incur approximately $7.0 million of expense to meet the return conditions, if all of the aircraft were leased. No liability has been recorded for these return conditions.

     In 1998, the Company decided to extend the lives of the L-1011 series 50 and 100 aircraft through 2004 and, as a result, implemented a change in accounting estimate to reflect December 31, 2004, as the common retirement date for the entire fleet. With continuously increasing repair costs and the fuel inefficiency of this fleet, the Company is re-evaluating this decision. The Company is considering retiring each L1011-50 and 100 aircraft prior to its next scheduled heavy maintenance check. Three aircraft in this fleet were scheduled for heavy maintenance checks in the first nine months of 2001. One of those aircraft was retired in February 2001, the second aircraft was retired in May 2001, and the third aircraft was retired in September 2001. The Company recorded a loss on disposal of $2.4 million and $6.6 million, respectively, in the quarter and nine months ended September 30, 2001, related to the retirement of these three aircraft. A fourth aircraft is scheduled for a heavy maintenance check in January 2002, and as of September 30, 2001, the Company is uncertain whether this required maintenance will be performed or whether the aircraft will be retired. The net book value of this aircraft, less anticipated salvage value, as of September 30, 2001, is approximately $2.4 million.

8.   Redeemable Preferred Stock

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

9.   Fuel Price Risk Management

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value.
     Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company enters into heating oil swap agreements to minimize the risk of jet fuel price fluctuations. These instruments have initial maturities of up to 12 months. As of September 30, 2001, the Company's existing instruments had remaining maturities of up to nine months. In accordance with FAS 133, the Company accounts for its heating oil swap agreements as cash flow hedges. Upon the adoption of FAS 133, the fair value of the Company's fuel hedging contracts was $0.6 million. The Company recorded this amount, net of income taxes of $0.2 million, in other assets and other current liabilities, with a corresponding entry of the net fair value in accumulated other comprehensive income on the consolidated balance sheet. All changes in fair value of the heating oil swap agreements in the first nine months of 2001 were effective for purposes of FAS 133, so these valuation changes were recognized in earnings as a component of fuel expense only upon settlement of each agreement.

     For the three and nine months ended September 30, 2001, the Company recognized hedging gains on settled contracts of approximately $0.3 million. These gains are classified in fuel expense on the consolidated statement of operations. The fair value of the Company's fuel hedging agreements at September 30, 2001, representing the amount the Company would pay if the agreements were terminated, totaled $1.4 million.

10.  Subsequent Events

     On November 1, 2001, the City of Chicago paid off the Company's $17.0 million of special facility revenue bonds issued to finance the construction of a Federal Inspection Service Facility at Chicago-Midway Airport in exchange for the ownership of these facilities. In connection with this transaction, the Company was able to cancel a $17.0 million letter of credit against the bonds.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 2001, Versus Quarter and Nine Months Ended September 30, 2000

Overview

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers. The Company, through its principal subsidiary, ATA, has been operating for 28 years and is the eleventh largest U.S. airline in terms of 2000 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul and
Newark. Chicago Express Airlines, Inc. ("Chicago Express") also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South Bend and Springfield. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

On September 11, 2001, four commercial aircraft, operated by two other U.S. carriers, were hijacked and destroyed in terrorist attacks on the United States. In response to these attacks, on September 11, the FAA temporarily suspended all commercial flights to, from and within the United States, until September 13. The Company resumed partial operations on September 13, with the exception of flights to and from Chicago-Midway airport which partially resumed on September
14. From September 11 to September 14, the Company cancelled over 800 scheduled flights. Once flights resumed, the Company experienced significantly lower passenger traffic and revenues than immediately prior to the attacks. As a result of the decreased demand for air travel, the Company reduced its flight schedule by approximately 20% and furloughed approximately 1,100 employees by the middle of October 2001.

The Company's operations were significantly disrupted by the terrorist attacks during and after the FAA-mandated shut down of the air traffic system. Load factors were significantly lower after the attacks, and fare levels have declined, due to reduced consumer demand. The Company cannot predict when consumer demand will return to pre-attack levels. The attacks have had a significant impact on the Company's results of operations in the third quarter of 2001, producing $62.6 million in attack-related costs and losses between September 11 and September 30, which are expected to be reimbursed through a U.S. Government grant, $32.6 million of which was received in cash in the third quarter of 2001.

The Company expects to incur additional attack-related costs and losses in the fourth quarter of 2001, which are likely to exceed the remaining available U.S. Government grant reimbursement. Further losses may be incurred in 2002, for which no reimbursement may be expected. In addition to the continued revenue losses from lower yields, the Company expects to incur significantly higher operating costs for enhanced security, insurance premiums, advertising, and other operating expenses. The Company also expects to pay increased costs for new aircraft purchases, due to less favorable financing terms available to the Company after the September 11 terrorist attacks, and due to some delays in delivery schedules causing an escalation of the manufacturer's prices. The Company may also incur further impairment losses for existing aircraft or acquired goodwill in the fourth quarter of 2001.

For additional details with respect to the immediate effect of the terrorist attacks, see "Financial Statements - Notes to Consolidated Financial Statements
- Note 2 - Impact of Terrorist Attacks on September 11, 2001." For the Company's discussion of possible future effects from these attacks, see "Forward-Looking Information and Risk Factors."

Results of Operations

For the quarter ended September 30, 2001, the Company earned $4.5 million in operating income, a decrease of 69.4% as compared to operating income of $14.7 million in the third quarter of 2000; and the Company earned $0.4 million in net income in the third quarter of 2001, a decrease of 86.7% as compared to net income of $3.0 million in the third quarter of 2000.

Operating revenues decreased 7.4% to $321.5 million in the third quarter of 2001, as compared to $347.3 million in the same period of 2000. Consolidated revenue per available seat mile ("RASM") decreased 2.2% to 7.52 cents in the third quarter of 2001, as compared to 7.69 cents in the same period of 2000.

Operating expenses decreased 4.7% to $317.0 million in the third quarter of 2001, as compared to $332.6 million in the comparable period of 2000. Consolidated operating cost per available seat mile ("CASM") increased 0.7% to
7.42 cents in the third quarter of 2001, as compared to 7.37 cents in the third quarter of 2000.

For the nine months ended September 30, 2001, the Company earned $18.8 million in operating income, a decrease of 47.6% as compared to operating income of $35.9 million in the comparable period of 2000; and the Company recorded net income of $2.5 million in the nine months ended September 30, 2001, a decrease of 63.8% as compared to net income of $6.9 million in the same period of 2000.

Operating revenues increased 2.6% to $1.028 billion in the nine months ended September 30, 2001, as compared to $1.002 billion in the same period of 2000. Consolidated RASM increased 2.5% to 8.17 cents in the nine months ended September 30, 2001, as compared to 7.97 cents in the same period of 2000.

Operating expenses increased 4.4% to $1.009 billion in the nine months ended September 30, 2001, as compared to $966.3 million in the comparable period of 2000. Consolidated CASM increased 4.4% to 8.02 cents in the nine months ended September 30, 2001, as compared to 7.68 cents in the same period of 2000.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                             Cents per ASM                              Cents per ASM
                                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                                       2001                   2000                  2001                  2000
                                                       ----                   ----                  ----                  ----
Consolidated operating revenues:                       7.52                   7.69                  8.17                  7.97

Consolidated operating expenses:
   Salaries, wages and benefits                        1.99                   1.70                  1.98                  1.73
   Fuel and oil                                        1.59                   1.73                  1.64                  1.63
   Depreciation and amortization                       0.75                   0.70                  0.81                  0.75
   Aircraft rentals                                    0.63                   0.43                  0.54                  0.41
   Handling, landing and navigation fees               0.51                   0.55                  0.56                  0.59
   Crew and other employee travel                      0.35                   0.40                  0.37                  0.40
   Aircraft maintenance, materials and repairs         0.34                   0.36                  0.40                  0.42
   Passenger service                                   0.30                   0.29                  0.28                  0.29
   Other selling expenses                              0.24                   0.21                  0.26                  0.21
   Commissions                                         0.18                   0.21                  0.23                  0.25
   Advertising                                         0.17                   0.08                  0.16                  0.12
   Ground package cost                                 0.15                   0.18                  0.29                  0.32
   Facilities and other rentals                        0.13                   0.08                  0.12                  0.09
   Special charges                                     0.22                      -                  0.07                     -
   Impairment loss                                     0.82                      -                  0.28                     -
   U.S. Government grant                              (1.47)                     -                 (0.50)                    -
   Other                                               0.52                   0.45                  0.53                  0.47
                                                  ---------              ---------            ----------            ----------
Total consolidated operating expenses                  7.42                   7.37                  8.02                  7.68
                                                  ---------              ---------            ----------            ----------
Consolidated operating income                          0.10                   0.32                  0.15                  0.29
                                                  =========              =========            ==========            ==========
ASMs (in thousands)                               4,272,432              4,515,766            12,583,425            12,575,623

The following tables set forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:

                                                  Three Months Ended September 30,
                                           2001               2000             Inc (Dec)
                                        ------------------------------------------------
Airline and Other
 Operating revenue (000s)               $ 310,858          $ 330,171           $(19,313)
 RASM (cents)                                7.28               7.31              (0.03)
 Operating expenses (000s)              $ 305,355          $ 310,796           $ (5,441)
 CASM (cents)                                7.15               6.88               0.27

ATALC
 Operating revenue (000s)                $ 10,611           $ 17,130           $ (6,519)
 RASM (cents)                                0.24               0.38              (0.14)
 Operating expenses (000s)               $ 11,662           $ 21,814           $(10,152)
 CASM (cents)                                0.27               0.49              (0.22)

                                                  Nine Months Ended September 30,
                                           2001               2000             Inc (Dec)
                                        ------------------------------------------------
Airline and Other
 Operating revenue (000s)               $ 961,678          $ 919,780           $ 41,898
 RASM (cents)                                7.64               7.31               0.33
 Operating expenses (000s)              $ 942,022          $ 874,494           $ 67,528
 CASM (cents)                                7.49               6.95               0.54

ATALC
 Operating revenue (000s)                $ 66,171           $ 82,421           $(16,250)
 RASM (cents)                                0.53               0.66              (0.13)
 Operating expenses (000s)               $ 67,050           $ 91,830           $(24,780)
 CASM (cents)                                0.53               0.73              (0.20)

Consolidated Flight Operating and Financial Data

The following tables set forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 757-200, Boeing 757-300 and Boeing 737-800
aircraft in all of the Company's business units. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express as the ATA Connection.


                                                               Three Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                              -------------------------------------------------------------------
Departures Jet                                   14,471             14,823               (352)             (2.37)
Departures J31/Saab (a)                           6,732              4,908              1,824              37.16
                                              -------------------------------------------------------------------
Total Departures (b)                             21,203             19,731              1,472               7.46
                                              -------------------------------------------------------------------
Block Hours Jet                                  44,453             46,042             (1,589)             (3.45)
Block Hours J31/Saab                              6,224              4,827              1,397              28.94
                                              -------------------------------------------------------------------
Total Block Hours (c)                            50,677             50,869               (192)             (0.38)
                                              -------------------------------------------------------------------
RPMs Jet (000s)                               3,238,209          3,362,058           (123,849)             (3.68)
RPMs J31/Saab (000s)                             22,244             16,166              6,078              37.60
                                              -------------------------------------------------------------------
Total RPMs (000s) (d)                         3,260,453          3,378,224           (117,771)             (3.49)
                                              -------------------------------------------------------------------
ASMs Jet (000s)                               4,235,610          4,487,886           (252,276)             (5.62)
ASMs J31/Saab (000s)                             36,822             27,880              8,942              32.07
                                              -------------------------------------------------------------------
Total ASMs (000s) (e)                         4,272,432          4,515,766           (243,334)             (5.39)
                                              -------------------------------------------------------------------
Load Factor Jet                                   76.45              74.91               1.54               2.06
Load Factor J31/Saab                              60.41              57.98               2.43               4.19
                                              -------------------------------------------------------------------
Total Load Factor (f)                             76.31              74.81               1.50               2.01
                                              -------------------------------------------------------------------
Passengers Enplaned Jet                       2,070,172          2,032,703             37,469               1.84
Passengers Enplaned J31/Saab                    135,174             88,556             46,618              52.64
                                              -------------------------------------------------------------------
Total Passengers Enplaned (g)                 2,205,346          2,121,259             84,087               3.96
                                              -------------------------------------------------------------------
Revenue $ (000s)                                321,469            347,301            (25,832)             (7.44)
RASM in cents (h)                                  7.52               7.69              (0.17)             (2.21)
CASM in cents (i)                                  7.42               7.37               0.05               0.68
Yield in cents (j)                                 9.86              10.28              (0.42)             (4.09)

See footnotes (a) through (j) on pages 20-21.

                                                               Nine Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                             --------------------------------------------------------------------
Departures Jet                                   44,167             41,800              2,367               5.66
Departures J31/Saab (a)                          18,665             13,758              4,907              35.67
                                             --------------------------------------------------------------------
Total Departures (b)                             62,832             55,558              7,274              13.09
                                             --------------------------------------------------------------------
Block Hours Jet                                 134,549            130,885              3,664               2.80
Block Hours J31/Saab                             17,194             13,809              3,385              24.51
                                             --------------------------------------------------------------------
Total Block Hours (c)                           151,743            144,694              7,049               4.87
                                             --------------------------------------------------------------------
RPMs Jet (000s)                               9,221,576          9,222,563               (987)             (0.01)
RPMs J31/Saab (000s)                             68,210             39,790             28,420              71.42
                                             --------------------------------------------------------------------
Total RPMs (000s) (d)                         9,289,786          9,262,353             27,433               0.30
                                             -------------------------------------------------------------------
ASMs Jet (000s)                              12,481,432         12,510,701            (29,269)             (0.23)
ASMs J31/Saab (000s)                            101,993             64,922             37,071              57.10
                                             --------------------------------------------------------------------
Total ASMs (000s) (e)                        12,583,425         12,575,623              7,802               0.06
                                             --------------------------------------------------------------------
Load Factor Jet                                   73.88              73.72               0.16               0.22
Load Factor J31/Saab                              66.88              61.29               5.59               9.12
                                             --------------------------------------------------------------------
Total Load Factor (f)                             73.83              73.65               0.18               0.24
                                             --------------------------------------------------------------------
Passengers Enplaned Jet                       6,395,596          5,901,164            494,432               8.38
Passengers Enplaned J31/Saab                    413,323            221,252            192,071              86.81
                                             --------------------------------------------------------------------
Total Passengers Enplaned (g)                 6,808,919          6,122,416            686,503              11.21
                                             --------------------------------------------------------------------
Revenue $ (000s)                              1,027,849          1,002,201             25,648               2.56
RASM in cents (h)                                  8.17               7.97               0.20               2.51
CASM in cents (i)                                  8.02               7.68               0.34               4.43
Yield in cents (j)                                11.06              10.82               0.24               2.22

See footnotes (c) through (j) on page 21.

(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South Bend and Springfield as the ATA Connection, using 34-seat Saab 340B propeller aircraft. During the first three quarters of 2000, Chicago Express operated some 19-seat Jetstream 31 ("J31") aircraft as they phased in the Saab fleet. As of September 30, 2000, all J31 aircraft had been removed from revenue service.

(b) A departure is a single takeoff and landing operated by a single aircraft between an origin city and a destination city.

(c) Block hours for any aircraft represent the elapsed time computed from the moment the aircraft first moves under its own power from the origin city boarding ramp to the moment it comes to rest at the destination city boarding ramp.

(d) Revenue passenger miles ("RPMs") represent the number of seats occupied by revenue passengers multiplied by the number of miles those seats are flown. RPMs are an industry measure of the total seat capacity actually sold by the Company.

(e) ASMs represent the number of seats available for sale to revenue passengers multiplied by the number of miles those seats are flown. ASMs are an industry measure of the total seat capacity offered for sale by the Company, whether sold or not.

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

Operating Revenues

Scheduled Service Revenues. The following tables set forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200, Boeing 757-200, Boeing 757-300 and Boeing 737-800 aircraft in scheduled service. Data shown for "J31/Saab" operations include the operations of Jetstream 31 propeller aircraft and Saab 340B aircraft by Chicago Express as the ATA Connection.

                                                               Three Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                              -------------------------------------------------------------------
Departures Jet                                   11,645             10,842                803               7.41
Departures J31/Saab (a)                           6,732              4,908              1,824              37.16
                                              -------------------------------------------------------------------
Total Departures (b)                             18,377             15,750              2,627              16.68
                                              -------------------------------------------------------------------
Block Hours Jet                                  33,830             31,039              2,791               8.99
Block Hours J31/Saab                              6,224              4,827              1,397              28.94
                                              -------------------------------------------------------------------
Total Block Hours (c)                            40,054             35,866              4,188              11.68
                                              -------------------------------------------------------------------
RPMs Jet (000s)                               2,307,374          2,082,759            224,615              10.78
RPMs J31/Saab (000s)                             22,244             16,166              6,078              37.60
                                              -------------------------------------------------------------------
Total RPMs (000s) (d)                         2,329,618          2,098,925            230,693              10.99
                                              -------------------------------------------------------------------
ASMs Jet (000s)                               2,945,974          2,666,489            279,485              10.48
ASMs J31/Saab (000s)                             36,822             27,880              8,942              32.07
                                              -------------------------------------------------------------------
Total ASMs (000s) (e)                         2,982,796          2,694,369            288,427              10.70
                                              -------------------------------------------------------------------
Load Factor Jet                                   78.32              78.11               0.21               0.27
Load Factor J31/Saab                              60.41              57.98               2.43               4.19
                                              -------------------------------------------------------------------
Total Load Factor (f)                             78.10              77.90               0.20               0.26
                                              -------------------------------------------------------------------
Passengers Enplaned Jet                       1,700,855          1,551,642            149,213               9.62
Passengers Enplaned J31/Saab                    135,174             88,556             46,618              52.64
                                              -------------------------------------------------------------------
Total Passengers Enplaned (g)                 1,836,029          1,640,198            195,831              11.94
                                              -------------------------------------------------------------------
Revenue $ (000s)                                208,490            206,469              2,021               0.98
RASM in cents (h)                                  6.99               7.66              (0.67)             (8.75)
Yield in cents (j)                                 8.95               9.84              (0.89)             (9.04)
Rev per segment $ (k)                            113.55             125.88             (12.33)             (9.80)

See footnotes (a) through (j) on pages 20-21.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

                                                               Nine Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                              -------------------------------------------------------------------
Departures Jet                                   35,056             29,809              5,247              17.60
Departures J31/Saab (a)                          18,665             13,758              4,907              35.67
                                              -------------------------------------------------------------------
Total Departures (b)                             53,721             43,567             10,154              23.31
                                              -------------------------------------------------------------------
Block Hours Jet                                 101,349             87,093             14,256              16.37
Block Hours J31/Saab                             17,194             13,809              3,385              24.51
                                              -------------------------------------------------------------------
Total Block Hours (c)                           118,543            100,902             17,641              17.48
                                              -------------------------------------------------------------------
RPMs Jet (000s)                               6,722,193          5,854,824            867,369              14.81
RPMs J31/Saab (000s)                             68,210             39,790             28,420              71.42
                                              -------------------------------------------------------------------
Total RPMs (000s) (d)                         6,790,403          5,894,614            895,789              15.20
                                              -------------------------------------------------------------------
ASMs Jet (000s)                               8,653,441          7,433,895          1,219,546              16.41
ASMs J31/Saab (000s)                            101,993             64,922             37,071              57.10
                                              -------------------------------------------------------------------
Total ASMs (000s) (e)                         8,755,434          7,498,817          1,256,617              16.76
                                              -------------------------------------------------------------------
Load Factor Jet                                   77.68              78.76              (1.08)             (1.37)
Load Factor J31/Saab                              66.88              61.29               5.59               9.12
                                              -------------------------------------------------------------------
Total Load Factor (f)                             77.56              78.61              (1.05)             (1.34)
                                              -------------------------------------------------------------------
Passengers Enplaned Jet                       5,199,950          4,391,968            807,982              18.40
Passengers Enplaned J31/Saab                    413,323            221,252            192,071              86.81
                                              -------------------------------------------------------------------
Total Passengers Enplaned (g)                 5,613,273          4,613,220          1,000,053              21.68
                                              -------------------------------------------------------------------
Revenue $ (000s)                                656,044            571,342             84,702              14.83
RASM in cents (h)                                  7.49               7.62              (0.13)             (1.71)
Yield in cents (j)                                 9.66               9.69              (0.03)             (0.31)
Rev per segment $ (k)                            116.87             123.85              (6.98)             (5.64)

See footnotes (a) through (j) on pages 20-21.
See footnote (k) on page 22.

Scheduled service revenues in the third quarter of 2001 increased 1.0% to $208.5 million from $206.5 million in the third quarter of 2000; and scheduled service revenues in the nine months ended September 30, 2001, increased 14.8% to $656.0 million from $571.3 million in the same period of 2000. Scheduled service revenues comprised 64.9% and 63.8%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 2001, as compared to 59.4% and 57.0%, respectively, of consolidated revenues in the same periods of 2000.

As described in "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001", the Company's scheduled service operations were adversely affected by the terrorist attacks of September 11. The Company estimates that it lost approximately $23.7 million in September 2001 scheduled service revenues as a result of flights which were cancelled, and as a result of flights operated after September 11 with lower load factors and yields. In the eight months ended August 31, 2001, the Company's scheduled service RASM was virtually unchanged at 7.72 cents, as compared to 7.71 cents in the comparable period of 2000. However, in September 2001, scheduled service RASM declined 23.8% to 5.20 cents, as compared to 6.82 cents in September 2000. Scheduled service load factor in September 2001 was 59.4%, an 8.9 point decline as compared to the load factor of 68.3% in September 2000. Scheduled service yield in September 2001 declined by 12.3% to 8.75 cents, as compared to 9.98 cents in September 2000.

Although the Company is currently operating total scheduled service capacity which is approximately the same as the capacity operated in the fourth quarter of 2000, current capacity is approximately 20% smaller than was planned by the Company immediately prior to the terrorist attacks. This reduction in capacity is expected to increase the unit cost of operating the Company's scheduled service business, partially offset by the Company's efforts to reduce variable and fixed expenses. The Company currently expects that it may gradually add to scheduled service capacity in the coming months, but it does not expect to return to pre-September 11 planned capacity levels until sometime in 2002.

The Company's third quarter 2001 scheduled service at Chicago-Midway accounted for approximately 63.6% of scheduled service ASMs and 85.8% of scheduled service departures, as compared to 62.0% and 84.7%, respectively, in the third quarter of 2000. In the third quarter of 2001, the Company began service from Chicago-Midway to Newark and Washington-Dulles International Airport. Dulles service was initiated due to the extended closure of Ronald Reagan Washington National Airport in connection with the events of September 11, 2001, at which time the Company had been operating three daily round trips between National Airport and Chicago-Midway. On December 1, 2001, the Company will discontinue service to Washington-Dulles International Airport and resume its flights to Ronald Reagan Washington National Airport from Chicago-Midway.

In January 2000, Chicago Express, a wholly owned subsidiary of Amtran, entered into an agreement to purchase nine 34-seat Saab 340B aircraft. These aircraft were placed into service in the first three quarters of 2000, replacing the previously operated 19-seat Jetstream J31 fleet. Chicago Express purchased two additional Saab 340B aircraft in the third quarter of 2001. Chicago Express operates these aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison and South Bend. The Company began service to Springfield, Illinois, on August 13, 2001.

The Company anticipates that its Chicago-Midway operation will represent an increasing proportion of its scheduled service business, and total flight activity, throughout 2001 and beyond. The Company operated 111 peak daily jet and commuter departures from Chicago-Midway and served 27 destinations on a nonstop basis in the third quarter of 2001, as compared to 89 peak daily jet and commuter departures from Chicago-Midway and 25 nonstop destinations in the third quarter of 2000. In October 2000, to accommodate the growth in jet departures in the existing terminal, Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal.

The Company's anticipated growth at Chicago-Midway will be accomplished in conjunction with the construction of new terminal and gate facilities at the Chicago-Midway Airport. On March 7, 2001, the Company occupied 24 newly constructed ticketing and passenger check-in spaces in the new terminal, an increase from 16 ticketing and passenger check-in spaces previously occupied. Once all construction is complete in 2004, the Company expects to occupy 12 jet gates and one commuter aircraft gate at the new airport concourses. One of the gates which the Company will occupy opened on October 30, 2001. The Company will move to seven new gates in the first quarter of 2002, with five additional gates expected to be available for use by the Company in 2004.

The Company's growing commitment to Chicago-Midway is consistent with its strategy for enhancing revenues and profitability in scheduled service by focusing primarily on low-cost, nonstop flights from airports where it has market or aircraft advantages in addition to its low cost. The Company expects its growing concentration of connecting flights at Chicago-Midway to provide both revenue premiums and operating cost efficiencies.

The Company's Hawaii service accounted for 23.1% of scheduled service ASMs and 5.1% of scheduled service departures in the third quarter of 2001, as compared to 22.1% and 5.6%, respectively, in the third quarter of 2000. The Company provided nonstop service in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the relatively low ownership cost of the Lockheed L-1011 fleet and because of the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 7.7% of scheduled service ASMs and 5.9% of scheduled service departures in the third quarter of 2001, as compared to 9.4% and 7.6%, respectively, in the third quarter of 2000. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg and Sarasota. The Company has served Indianapolis for 28 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its service from time to time, particularly with reference to the ongoing impacts of the terrorist attacks. In the fourth quarter of 2001, the Company expects to begin nonstop service between Chicago-Midway and Miami, and between Miami and San Juan. The Company has also announced new nonstop service between Chicago-Midway and Aruba, Cancun and Grand Cayman, to begin in February 2002. These international destinations are now available as a result of the opening of a Federal Inspection Service facility currently under construction at Chicago-Midway.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to customer-designated destinations throughout the world. Commercial charter revenues accounted for 16.6% of consolidated revenues in the quarter and nine month periods ended September 30, 2001, as compared to 18.8% and 19.8%, respectively, in the comparable periods of 2000.

The impact of the September 11, 2001 terrorist attacks was less significant on the commercial charter business than on scheduled service. The Company estimates that it lost less than $400,000 in commercial charter revenues as a result of flight cancellations during the FAA-mandated air system shutdown from September 11 until September 13. The majority of the decline in commercial charter revenues in 2001, as compared to 2000, was a reduction associated with the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleet of new Boeing 737-800 and Boeing 757-300 is economically disadvantaged in the charter business, because of their higher fixed ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline in future periods as the fleet supporting this business continues to shrink through aircraft retirements.

Although total commercial charter revenues have declined in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, commercial charter RASM has increased over the same time periods. The Company has eliminated lower-RASM flying as this business unit has been reduced in size, thus increasing average RASM on the flying that it has retained.

The following tables set forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                               Three Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                            ----------------------------------------------------------------------
Departures (b)                                   1,972               2,537               (565)            (22.27)
Block Hours (c)                                  6,792               9,370             (2,578)            (27.51)
RPMs (000s) (d)                                675,275             841,025           (165,750)            (19.71)
ASMs (000s) (e)                                798,277           1,041,683           (243,406)            (23.37)
Passengers Enplaned (g)                        315,603             378,322            (62,719)            (16.58)
Revenue $ (000s)                                53,329              65,462            (12,133)            (18.53)
RASM in cents (h)                                 6.68                6.28               0.40               6.37
RASM less fuel escalation in cents (l)            6.52                6.03               0.49               8.13

                                                               Nine Months Ended September 30,
                                                  2001                2000            Inc (Dec)       % Inc (Dec)
                                            ----------------------------------------------------------------------
Departures (b)                                   6,386               7,716             (1,330)            (17.24)
Block Hours (c)                                 21,387              27,375             (5,988)            (21.87)
RPMs (000s) (d)                              1,755,865           2,215,153           (459,288)            (20.73)
ASMs (000s) (e)                              2,239,239           2,899,232           (659,993)            (22.76)
Passengers Enplaned (g)                      1,017,639           1,223,893           (206,254)            (16.85)
Revenue $ (000s)                               170,124             198,095            (27,971)            (14.12)
RASM in cents (h)                                 7.60                6.83               0.77              11.27
RASM less fuel escalation in cents (l)            7.26                6.50               0.76              11.69

See footnotes (b) through (h) on pages 20-21.

(l) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low-frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $44.9 million and $135.6 million, respectively, in revenues in the quarter and nine months ended September 30, 2001, as compared to $55.6 million and $160.5 million, respectively, in the comparable periods of 2000.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer, and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also operates trips in all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type which provides the most economical solution for those requirements. Specialty charter accounted for approximately $4.5 million and $14.0 million, respectively, in revenues in the quarter and nine months ended September 30, 2001, as compared to $5.6 million and $20.9 million, respectively, in the comparable periods of 2000.

Military/Government  Charter  Revenues.  The following tables set forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

                                                               Three Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                            ----------------------------------------------------------------------
Departures (b)                                     854              1,341               (487)            (36.32)
Block Hours (c)                                  3,831              5,222             (1,391)            (26.64)
RPMs (000s) (d)                                255,560            414,104           (158,544)            (38.29)
ASMs (000s) (e)                                491,359            741,779           (250,420)            (33.76)
Passengers Enplaned (g)                         53,714             94,914            (41,200)            (43.41)
Revenue $ (000s)                                40,300             53,575            (13,275)            (24.78)
RASM in cents (h)                                 8.20               7.22               0.98              13.57
RASM less fuel escalation in cents (m)            7.89               6.83               1.06              15.52

                                                               Nine Months Ended September 30,
                                                  2001               2000             Inc (Dec)       % Inc (Dec)
                                            ----------------------------------------------------------------------
Departures (b)                                   2,709              4,156             (1,447)            (34.82)
Block Hours (c)                                 11,756             15,935             (4,179)            (26.23)
RPMs (000s) (d)                                738,316          1,123,515           (385,199)            (34.29)
ASMs (000s) (e)                              1,580,397          2,132,416           (552,019)            (25.89)
Passengers Enplaned (g)                        176,572            276,022            (99,450)            (36.03)
Revenue $ (000s)                               122,479            151,722            (29,243)            (19.27)
RASM in cents (h)                                 7.75               7.12               0.63               8.85
RASM less fuel escalation in cents (m)            7.43               6.79               0.64               9.43

See footnotes (b) through (h) on page 20-21.

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

The Company estimates that it lost approximately $1.3 million in military revenues, net of cancellation fees, due to the FAA-mandated shut down of the air traffic system from September 11 until September 13. After having resumed flight operations late in the day on September 13, 2001, the Company's military flight schedule quickly returned to normal. Although current military flight operations of the Company have not been significantly affected by the terrorist attacks of September 11, future operations may be significantly affected by changes in the transportation needs of the U.S. military, possibly in association with military operations in the United States and abroad. The Company cannot accurately predict the magnitude and possible future impact on its results of operations and financial condition, if any, of these possible future events.

The decline in military revenues in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, was primarily due to changes in teaming arrangements used both by the Company and some of the Company's competitors in the military/government charter business. Such changes reduced the fixed-award flying allocated to the Company for the contract year ending September 30, 2001. The Company earned $159.3 million in military/government charter revenues in the twelve months ended September 30, 2001, a 6.0% reduction as compared to $169.5 million earned in the preceding contract year ended September 30, 2000.

The increase in RASM for military/charter revenues in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, was due to rate increases awarded for the current contract year, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services.

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

The Company's Ambassadair Travel Club offers hundreds of tour-guide-accompanied vacation packages annually. The club has approximately 34,000 individual and family memberships. ATALC offers numerous ground accommodations to the general public in many areas of the United States. These packages are marketed through travel agents, as well as directly by the Company.

In the third quarter of 2001, ground package revenues decreased 10.3% to $8.7 million, as compared to $9.7 million in the third quarter of 2000, and in the nine months ended September 30, 2001, ground package revenues decreased 3.8% to $45.2 million, as compared to $47.0 million in the same period of 2000. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period. Ground package margins for Ambassadair Travel Club and ATALC for the third quarter of 2001 were not significantly impacted by the September 11 terrorist attacks.

Other Revenues. Other revenues are comprised of the consolidated revenues of affiliated companies together with miscellaneous categories of revenue associated with the scheduled and charter operations of the Company, such as cancellation and service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues decreased 12.4% to $10.6 million in the third quarter of 2001, as compared to $12.1 million in the third quarter of 2000, and remained unchanged at $34.0 million in the nine month periods ended September 30, 2001 and 2000. The September 11, 2001 terrorist attacks resulted in the estimated loss of approximately $0.9 million in other revenues, such as mail and cargo revenues, liquor, headset rentals, and miscellaneous passenger service fees.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 2001 increased 11.1% to $85.0 million, as compared to $76.5 million in the third quarter of 2000, and in the nine months ended September 30, 2001, increased 14.8% to $249.4 million, as compared to $217.2 million in the same period of 2000.

The Company increased its average equivalent employees by approximately 6.3% and 11.0%, respectively, between the quarter and nine months ended September 30, 2001, and the comparable periods of 2000. This growth in average equivalent employees was most significant in categories of employees that were required for the increased flight activity between comparable periods (prior to the schedule reduction after September 11), such as flight crews, customer service agents and maintenance staff. Some increase in staffing also resulted from mechanics and flight crews undergoing the training required for the introduction of the Company's new fleet of Boeing 737-800 and Boeing 757-300 aircraft. Equivalent employees also increased between the first nine months of 2001 and 2000 because, in the second quarter of 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the
Company experienced a corresponding reduction in handling, landing and navigation fees, where third-party handling expenses are classified.

As a result of the terrorist attacks on September 11, 2001, the Company implemented a scheduled service capacity reduction of approximately 20%, as compared to pre-September 11 capacity. Between September 17 and the middle of October, the Company furloughed approximately 1,100 employees as a result of the reduced flying. These furloughs did not significantly reduce salaries, wages and benefits expense in the third quarter, but are expected to reduce this expense by up to $10.0 million in the fourth quarter of 2001. The Company paid no severance benefits to furloughed employees.

Fuel and Oil. Fuel and oil expense decreased 12.9% to $67.9 million in the third quarter of 2001, as compared to $78.0 million in the same period of 2000, and increased 0.6% to $205.9 million in the nine months ended September 30, 2001, as compared to $204.7 million in the same period of 2000.

The Company consumed 8.0% and 1.7%, respectively, less gallons of jet fuel for flying operations between the third quarters and nine-month periods ended September 30, 2001 and 2000, which resulted in a decrease in fuel expense of approximately $4.8 million and $2.6 million, respectively, between periods. Fuel consumption varies with changes in jet block hours flown, and with changes in the fleet mix.

The Company flew 44,453 jet block hours in the third quarter of 2001, a decrease of 3.5% as compared to 46,042 jet block hours flown in the third quarter of 2000, and flew 134,549 jet block hours in the nine months ended September 30, 2001, an increase of 2.8% over 130,885 jet block hours flown in the same period of 2000. Fuel consumption in the third quarter of 2001 was also significantly affected by the delivery of eight Boeing 737-800 aircraft and four Boeing 757-300 aircraft, replacing certain less fuel-efficient Lockheed L-1011 and Boeing 727-200 aircraft retired from service. The Company estimates that it saved approximately $3.9 million in fuel expense in the third quarter of 2001, as compared to fuel expense which would have been incurred if these 12 new aircraft had not replaced a comparable amount of flying by the Company's older and less fuel efficient fleets.

During the third quarter and first nine months of 2001, the Company's average cost per gallon of jet fuel consumed decreased by 9.4% and increased by 0.9%, respectively, as compared to the same periods of 2000. These price changes resulted in a decrease in fuel and oil expense of approximately $6.1 million in the third quarter of 2001, as compared to the same period of 2000, and an increase of $3.0 million in fuel and oil expense in the nine months ended September 30, 2001, as compared to the same period of 2000. Average jet fuel prices incurred by the Company were higher in the first six months of 2001, as compared to the same period of 2000, but were lower in the third quarter of 2001, as compared to the third quarter of 2000.

During the first nine months of 2001 and the third quarter of 2000, the Company entered into several fuel price hedge contracts under which the Company sought to reduce the risk of fuel price fluctuations. The Company did not record material gains or losses on these hedge contracts in either 2001 or 2000. As of September 30, 2001, the Company had entered into swap agreements for approximately 26.5 million gallons of heating oil for future delivery between October 2001 and June 2002, which represented approximately 16.1% of total expected fuel consumption for that period of time. See "Financial Statements - Notes to Consolidated Financial Statements - Note 9 - Fuel Price Risk Management" for more information on the Company's fuel price risk management program.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense increased 1.9% to $32.2 million in the third quarter of 2001, as compared to $31.6 million in the third quarter of 2000, and increased 7.9% to $101.4 million in the nine months ended September 30, 2001, as compared to $94.0 million in the same period of 2000.

The Company increased its investment in rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for amortization of inventory obsolescence and debt issue costs between years. These changes resulted in an increase in depreciation and amortization expense of $0.1 million and $1.4 million, respectively, in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000.

Amortization of capitalized engine and airframe overhauls decreased $1.1 million and increased $3.6 million, respectively, in the quarter and nine months ended September 30, 2001, as compared to the same period of 2000, after including amortization of related manufacturers' credits.

In March 2001, the Company entered into an agreement to transfer its entire fleet of 24 Boeing 727-200 aircraft to BATA by May 2002. (See "Financial Statements - Notes to Consolidated Financial Statements - Note 7 - Commitments and Contingencies.") As a result, in the first quarter of 2001, the Company implemented a change in accounting estimate to adjust the estimated useful lives and salvage value of these aircraft to the terms of the BATA agreement. This change in accounting estimate resulted in an increase of depreciation expense of $2.7 million and $2.5 million, respectively, in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2001.

Immediately following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet from revenue scheduled service by November 2001, although some may be available for charter service through the first quarter of 2002. These aircraft were determined to be impaired under FAS 121, and an impairment loss of $35.2 million was recorded in the third quarter of 2001. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheet as assets held for sale, and depreciation expense will not be recorded in future accounting periods. In addition, the Company did not record any depreciation expense on the Boeing 727-200 fleet in September 2001, which resulted in a $3.3 million decrease in depreciation in both the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000.

The net book value of engine overhauls that become unserviceable due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails.
Depreciation and amortization expense attributable to these early engine failures were not materially different in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

During the first nine months of 2001, three Lockheed L-l011-500 aircraft were retired, which resulted in a $0.7 million and $1.4 million decrease in depreciation expense, respectively, in the quarter and nine months ended September 30, 2001 as compared to the same periods of 2000.

Aircraft Rentals. Aircraft rentals expense increased 40.1% to $26.9 million in the third quarter of 2001, as compared to $19.2 million in the third quarter of 2000, and increased 31.1% to $68.3 million in the nine months ended September 30, 2001, as compared to $52.1 million in the same period of 2000. The Company leased four additional Boeing 757-200 aircraft in the first nine months of 2001, as compared to the same period of 2000, adding $1.9 million and $9.6 million, respectively, to aircraft rentals expense in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000. Aircraft rent also increased $5.2 million and $5.5 million, respectively, for the quarter and first nine months of 2001, as compared to the same periods of 2000, as a result of the delivery of eight leased Boeing 737-800 and two leased Boeing 757-300 aircraft between May and September of 2001.

The Company anticipates that aircraft rentals expense will increase significantly in future periods, since all new aircraft deliveries are expected to be financed using leases accounted for as operating leases. See "Financial Statements - Notes to Consolidated Financial Statements - Note 7 - Commitments and Contingencies."

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

Handling, landing and navigation fees decreased by 13.6% to $21.6 million in the third quarter of 2001, as compared to $25.0 million in the third quarter of 2000, and decreased 5.1% to $70.3 million in the nine months ended September 30, 2001, as compared to $74.1 million in the same period of 2000. The decrease in handling, landing and navigation fees is partly due to the reduction in commercial and military/government charter flying between years (much of which is operated to and from international airports), since international handling and landing fees are generally more expensive than at domestic U.S. airports, and air navigation fees apply only to international flying. In the quarter and nine months ended September 30, 2001, international departures were 1,867 and 5,270, respectively, a reduction of 17.2% and 17.6%, respectively, as compared to international departures of 2,254 and 6,399, respectively, in the quarter and nine months ended September 30, 2000.

The Company also realized a decrease in aircraft handling expenses in the first nine months of 2001, as compared to the same period of 2000, due to the implementation of employee self-handling on the ramp at Chicago-Midway in May 2000. Prior to May 2000, this handling was performed by third-party contractors. Salaries for ramp employees at Chicago-Midway are now charged to salaries, wages and benefits expense, and the former handling expense of the third-party contractor has been eliminated.

In the third quarter of 2001, the Company and other air carriers were notified by Chicago-Midway Airport that they were entitled to certain refunds of landing fee and facility rental overcharges for 1999 and 2000. The Company recorded a credit to this expense line of $1.7 million for these overcharges, the majority of which are expected to be refunded before the end of 2001.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 16.6% to $15.1 million in the third quarter of 2001, as compared to $18.1 million in the third quarter of 2000, and decreased 8.1% to $46.7 million in the nine months ended September 30, 2001, as compared to $50.8 million in the same period of 2000.

The decrease in crew and other employee travel in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, was mainly due to a significant decrease in crew positioning expense. The average cost of crew positioning per full-time-equivalent crew member decreased 25.2% in the third quarter of 2001 and decreased 26.7% in the nine months ended September 30, 2001, as compared to the same periods of 2000. The decrease was primarily due to the decrease in military and charter departures in the first nine months of 2001, as compared to the first nine months of 2000. Military and charter flights often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. For those positioning events which did occur, the Company was also able to obtain lower prices from other air carriers through specifically negotiated agreements, as well as benefiting from lower air fares which became generally available in the second half of 2001.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. Aircraft maintenance, materials and repairs expense decreased 9.8% to $14.7 million in the third quarter of 2001, as compared to $16.3 million in the third quarter of 2000, and decreased 5.8% to $50.1 million in the nine months ended September 30, 2001, as compared to $53.2 million in the same period of 2000.

The Company experienced a decrease of $2.2 million in maintenance, materials and repairs in the nine months ended September 30, 2001, as compared to the same period of 2000, due to a negotiated elimination of return condition requirements on one leased Lockheed L-1011 aircraft. The Company accrues estimated costs associated with maintenance return conditions for aircraft on leases as a component of maintenance, materials and repairs expense.

The third quarter 2001 decline in this expense was also attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011 and Boeing 727-200 aircraft. During 2001, the Company placed nine Boeing 727-200 aircraft into its BATA joint venture, and retired three Lockheed L-1011 aircraft from service, before heavy airframe maintenance checks were due to be performed. The Company expects maintenance, materials and repairs expense to continue to decline in future quarters as its older fleets of aircraft continue to be replaced by new and more technologically advanced aircraft with lower heavy-maintenance needs.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarter of 2001 and 2000, catering represented 72.5% and 78.9%, respectively, of total passenger service expense, while catering represented 72.6% and 78.4%, respectively, of total passenger service expense for the nine months ended September 30, 2001 and 2000.

The total cost of passenger service decreased 3.1% to $12.6 million in the third quarter of 2001, as compared to $13.0 million in the third quarter of 2000, and decreased 1.9% to $35.7 million in the nine months ended September 30, 2001, as compared to $36.4 million in the same period of 2000. The Company experienced a decrease of approximately 9.9% and 14.0%, respectively, in the average unit cost of catering each passenger between the quarter and nine months ended September 30, 2001, and the comparable periods of 2000, primarily because in the first nine months of 2001 there were fewer military and commercial charter passengers in the Company's business mix, which are provided a more expensive catering product mainly due to the longer stage length of these flights. This resulted in a price-and-business-mix decrease of $1.3 million and $4.5 million, respectively, in catering expense between the quarter and nine months ended September 30, 2001, and the comparable periods of 2000. Total jet passengers boarded increased 1.8% and 8.4%, respectively, between the same time periods, resulting in approximately $0.1 million and $2.1 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods. In the third quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, the Company also incurred approximately $0.9 million and $2.2 million more expense, respectively, for mishandled baggage and passenger inconvenience due to flight delays and cancellation.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 7.3% to $10.3 million in the third quarter of 2001, as compared to $9.6 million in the same period of 2000 and increased 19.2% to $32.3 million in the nine months ended September 30, 2001, as compared to $27.1 million in the same period of 2000.

Approximately $0.9 million of this increase in the third quarter of 2001, and $3.7 million in the first nine months of 2001, resulted from an increase in CRS fees. This increase resulted both due to the growth in single-seat sales volumes between periods, and due to an increase in rates charged by CRS systems for improved booking functionality. In addition, for the nine months ended September

30, 2001, as compared to the same period of 2000, credit card discount expense increased $1.8 million, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 19.8% to $7.7 million in the third quarter of 2001, as compared to $9.6 million in the third quarter of 2000 and decreased 8.9% to $28.5 million in the nine months end September 30, 2001, as compared to $31.3 million in the same period of 2000.

Approximately $1.4 million and $4.1 million, respectively, of the decreases in commissions in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, were attributable to lower military commissions, which is consistent with the decrease in military revenue between the same time periods. The Company also experienced a decrease in commissions of $0.7 million and $1.8 million, respectively, between the quarter and nine months ended September 30, 2001, and the same periods of 2000, attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue for that affiliate. These decreases were partially offset by increases in scheduled service commissions of $0.1 million and $2.9 million, respectively, between the quarter and nine months ended September 30, 2001, and the same periods of 2000, due to an increase in scheduled service sales made by travel agents between periods.

Advertising. Advertising expense increased 111.8% to $7.2 million in the third quarter of 2001, as compared to $3.4 million in the third quarter of 2000, and increased 38.0% to $20.7 million in the nine months ended September 30, 2001, as compared to $15.0 million in the same period of 2000. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. In 2001, the Company increased its advertising (introducing a new marketing campaign) primarily in the Chicago-Midway market in connection with the arrival of the new Boeing 737-800 and 757-300 aircraft, the opening of new ticketing and baggage claim facilities at Chicago-Midway Airport, the announcement of new scheduled service destinations, and promotion of our low fares as compared to our competition. The Company expects to significantly increase advertising expenditures in the fourth quarter of 2001 as it seeks to rebuild consumer demand and increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 22.9% to $6.4 million in the third quarter of 2001, as compared to $8.3 million in the third quarter of 2000, and decreased 8.9% to $36.7 million in the nine months ended September 30, 2001, as compared to $40.3 million in the same period of 2000. Ground package costs vary based on the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space and general offices. The cost of facilities and other rentals increased 39.5% to $5.3 million in the third quarter of 2001, as compared to $3.8 million in the third quarter of 2000, and increased 28.9% to $14.7 million in the nine months ended September 30, 2001, as compared to $11.4 million in the same period of 2000. Growth in facilities costs between periods was primarily attributable to the need to provide maintenance, flight crew and passenger service facilities at airport locations to support new scheduled service destinations and higher frequencies to existing destinations. The Company also began occupancy of significantly expanded and improved passenger check-in and baggage claim facilities at Chicago-Midway Airport beginning in March 2001.

Special Charges. Special charges represent expenses arising from September 11, 2001 terrorists attacks which have been classified as unusual in nature under APB 30. Special charges incurred in the third quarter of 2001 amounted to $9.4 million. For additional details with respect to the special charges, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001."

Impairment Loss. Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. It is expected that most of these aircraft will be retired from revenue scheduled service by November 2001, although some may be available for charter service through the first quarter of 2002. As a result, in accordance with FAS 121 the Company determined that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s will be less than the current net book value for the fleet. Therefore, these aircraft are impaired. In the third quarter of 2001, the Company recorded an asset impairment charge of $35.2 million. For additional details with respect to this aircraft impairment, see "Financial Statements - Notes to Consolidated Financial Statements - Note 3 - Asset Impairment."

U.S. Government Grant. In the quarter ended September 30, 2001, the Company recognized $62.6 million as compensation under the Air Transportation Safety and System Stabilization Act, which includes reimbursement under the Act for lost revenues, special charges and aircraft impairment losses incurred between September 11 and September 30, 2001, as a direct result of the terrorist attacks. For additional details with respect to the U.S. Government grant, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001."

Other Operating Expenses. Other operating expenses increased 10.4% to $22.2 million in the third quarter of 2001, as compared to $20.1 million in the third quarter of 2000, and increased 12.9% to $66.5 million in the nine months ended September 30, 2001, as compared to $58.9 million in the same period of 2000. The Company recorded a loss on disposal of assets of $2.4 million and $6.6 million, respectively, in the quarter and nine months ended September 30, 2001, related to the retirement of three Lockheed L-1011 aircraft.

Interest Income and Expense. Interest expense in the quarter and nine months ended September 30, 2001 decreased to $7.0 million and $21.3 million, respectively, as compared to $8.1 million and $23.7 million, respectively, in the same periods of 2000. The Company capitalized additional interest totaling $3.3 million and $9.3 million, respectively, in the quarter and nine months ended September 30, 2001, as compared to the same periods of 2000, on advance payments made for new aircraft for future delivery. Additional interest expense of $1.9 million and $6.2 million, respectively, was recorded for the quarter and nine month periods ended September 30, 2001, as compared to the same periods of 2000, for incremental borrowings made to fund a portion of the advance deposits on these future aircraft deliveries.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $1.2 million and $4.2 million, respectively, in interest income in the quarter and nine months ended September 30, 2001, as compared to $2.3 million and $6.2 million, respectively, in the same periods of 2000. The decrease in interest income between periods is mainly due to a decline in the average interest rate earned between periods.

Income Tax Expense. In the quarter and nine months ended September 30, 2001, the Company recorded $16.0 thousand and $0.9 million, respectively, in income tax expense applicable to $0.4 million and $3.4 million, respectively, of pre-tax income for those periods. In the quarter and nine months ended September 30, 2000, income tax expense of $6.1 million and $11.7 million, respectively, was recorded on pre-tax income of $9.1 million and $18.6 million, respectively. The effective tax rate applicable to the quarter and nine months ended September 30, 2001, were 4.0% and 26.4%, respectively, as compared to 67.2% and 62.9%, respectively, for the same periods of 2000.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (40%). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to decrease tax credits otherwise applicable to pre-tax losses or to increase tax expense applicable to pre-tax income. The Company derives its effective tax rate considering anticipated annual pre-tax income or loss.

Liquidity and Capital Resources

Cash  Flows.  In the nine months  ended  September  30, 2001 and 2000,  net cash provided by operating activities was $142.0 million and $96.5 million, respectively. For the nine months ended September 30, 2001, the increase in cash provided by operating activities primarily resulted from changes in operating assets and liabilities and the non-cash impact of an impairment loss on the Boeing 727-200 fleet. Significant changes in operating assets and liabilities included: (1) an increase in receivables of $30.0 million for U.S. Government grant compensation due under the Air Transportation Safety and System
Stabilization Act; (2) an increase in trade payables of $29.9 million, representing extended payment terms negotiated with trade vendors subsequent to the events of September 11; and (3) an increase in accrued expenses of $16.4 million, a substantial portion of which represents deferred payment of certain federal and state taxes authorized by taxing jurisdictions until the fourth quarter of 2001.

Net cash used in investing activities was $308.1 million and $150.1 million, respectively, in the nine month periods ended September 30, 2001 and 2000. In the first nine months of 2001, $61.7 million of expenditures were made for pre-delivery deposits on future deliveries of new aircraft, net of returned deposits on delivered aircraft, as compared to $28.5 million in comparable payments in the first nine months of 2000. The Company also paid certain capital expenditures in 2001, of which $127.1 million was for purchases of Boeing 737-800 and Boeing 757-300 airframes and engines; $9.9 million for the purchase of Boeing 727-200 leased aircraft; $10.1 million was for the ongoing construction of a Federal Inspection Service facility at Chicago-Midway Airport; and the remaining $103.9 million was primarily for engine and airframe overhauls, airframe improvements and the purchase of rotable parts. In the first nine months of 2001, the Company also received $18.0 million in net capital distributions from BATA, in exchange for the contribution of nine Boeing 727-200 aircraft to this joint venture.

Net cash provided by financing activities was $197.0 million and $58.4 million, respectively, in the nine months ended September 30, 2001 and 2000. During the first nine months of 2001, the Company financed $62.6 million in pre-delivery deposits on aircraft to be delivered in the future. In addition, the Company financed the purchase of two Boeing 757-300 aircraft in the third quarter of 2001 through promissory notes totaling $102.2 million, and financed two spare engines for notes totaling $8.9 million. The Company also fully borrowed $49.0 million available under its bank credit facility as of September 30, 2001. Debt repayments in 2001 included $18.7 million in pre-delivery deposits previously financed, plus the scheduled paydown of various debt instruments for $5.6 million. Net cash provided by financing activities in the first nine months of 2000 included $30.0 million in proceeds from the issuance of preferred stock, and $33.0 million in borrowings against two Lockheed L-1011-500 aircraft and the Company's maintenance facility near the Indianapolis International Airport.

Subsequent to the September 11, 2001 events, Standard & Poor's downgraded the corporate credit rating of the Company from B+ to B- and Moody's downgraded the long-term issuer rating of the Company from B2 to B3. The long-term corporate credit ratings of the Company remain on Standard & Poor's Credit Watch with negative implications and Moody's has retained the credit ratings of the Company on review for possible downgrade.

The Company presently expects that cash generated by operations, together with available borrowings under collateralized credit facilities, and the receipt of additional U.S. Government grants and guaranteed loans, will be sufficient to fund operations during the next twelve months. However, the Company is not able to provide any estimate at this time as to the amount of loan guarantees, if any, that it may receive, or for what period of time those guarantees might remain in effect. For additional details with respect to the grant and loan guarantees from the U.S. Government, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001."

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (ii) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including those referred to below; (iii) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (iv) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (v) the Company's ability to raise additional financing; (vi) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (vii) the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on the Company's ability to operate as planned; (viii) any resulting declines in the values of the aircraft in the Company's fleet and any aircraft or other asset impairment charge; (ix) the extent of the benefits received by the Company under the Act, taking into account any challenges to and interpretations or amendments of the Act or regulations issued pursuant thereto; and (x) the Company's ability to retain its management and other employees in light of current industry conditions and their impact on compensation and morale.

Aircraft and Fleet Transactions. In 2000, the Company entered into a series of preliminary agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft will be powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft will be powered by Rolls-Royce
RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The Company subsequently converted the preliminary agreements into firm commitments.

The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.1 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of September 30, 2001, the Company had taken delivery of one Boeing 737-800 and four Boeing 757-300s purchased directly from Boeing. The Boeing 737-800 and two of the 757-300s are currently being leased to the Company. The other two Boeing 757-300s were financed with a loan from BCC. The Company intends to refinance these aircraft with operating leases by the end of 2001. As a result of the decreased demand for air travel due to the events of September 11, 2001, the Company delayed planned delivery dates of certain Boeing 737-800 and Boeing 757-300 aircraft. The remaining aircraft, to be purchased directly from Boeing, are now scheduled for delivery between October 2001 and August 2004, rather than May 2004. Advance payments are required for these purchases, and the Company has funded these advance deposits using operating cash and loans to finance predelivery payments. As of September 30, 2001, the Company had $201.6 million in advance payments outstanding for these aircraft, of which $133.8 million was provided by financing arrangements with various lenders. Upon delivery of the aircraft, advance payments funded with operating cash will be returned to the company, and those funded with deposit facilities will be used to pay down those facilities.

The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC").

In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. As of September 30, 2001, the Company has taken delivery of four Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between October 2001 and May 2004. The first spare engine was received on June 28, 2001, and was partially financed through a $4.2 million promissory note held by ILFC. The Company intends to refinance the promissory note with an operating lease by the end of 2001. The second engine is scheduled for delivery in the fourth quarter of 2001.

The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services ("GECAS"). As of September 30, 2001, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft, to be financed through GECAS leases, are scheduled for delivery in 2002.

The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006.

The Company has committed to purchase an additional two spare Rolls Royce engines from the engine manufacturer. The first spare engine was received in the third quarter, and was financed through a $4.7 million promissory note held by Rolls-Royce. The Company intends to refinance the note with an operating lease by the end of 2001. The second engine is scheduled for delivery by June 2002.

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

In March 2001, the Company entered into a limited liability company with BCC to form BATA, a 50/50 joint venture. BATA will re-market the Company's fleet of 24 Boeing 727-200 aircraft in both passenger and cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in BATA. BCC will market the aircraft. The Company transferred nine Boeing 727-200 aircraft to BATA in the second quarter of 2001 and expects to transfer the remaining 15 Boeing 727-200 aircraft to BATA by May 2002. The Company entered into short-term operating leases on all nine of the previously transferred aircraft. As of September 30, 2001, the Company continues to operate four of these aircraft under operating leases with BATA. These leases terminate in the fourth quarter of 2001.

In June 2001, the Company committed to the purchase of two additional Saab 340B aircraft. These aircraft went into service on August 17 and August 24, 2001, and were paid for in cash.

Significant Financings. In December 1999, the Company amended its revolving credit facility to provide for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is subject to certain restrictive covenants and is collateralized by certain L-1011-50, L-1011-100 and Boeing 727-200 aircraft. As of September 30, 2001, the Company had borrowings of $49.0 million against the facility.

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

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, General Electric Capital Corporation and Rolls-Royce to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in aircraft deposit funding, and as of September 30, 2001, the Company had borrowed $133.8 million against these three facilities. All of this debt has been classified as a long-term liability because the Company has obtained a commitment for lease financing upon delivery of the related aircraft. Interest on these facilities is payable monthly.

On June 28, 2001, the Company signed a $4.2 million promissory note with ILFC for the purchase of a spare engine. The principal amount of the note payable is due in November 2001.

On September 6, and September 25, 2001, the Company signed a $51.1 million and $51.1 million, respectively, promissory notes with Boeing Capital Loan Corporation for the purchase of two Boeing 757-300 aircraft. The principal amount of the notes payable is due March 2003.

On September 28, 2001, the Company signed a $4.7 million promissory note with Rolls-Royce for the purchase of a spare engine. The principal amount of the note payable is due November 30, 2001.

In September 2000, the Company issued and sold 300 shares of Series B Preferred to ILFC. For additional details with respect to the issuance and sale of the Series B Preferred, see "Financial Statements - Notes to Consolidated Financial Statements - Note 8 - Redeemable Preferred Stock."

In December 2000, the Company issued and sold 500 shares of Series A Preferred to BCC. For additional details with respect to the issuance and sale of the Series A Preferred, see "Financial Statements - Notes to Consolidated Financial Statements - Note 8 - Redeemable Preferred Stock."

The proceeds from the issuance and sale of the Series A Preferred and the Series B Preferred were used for aircraft pre-delivery payments and general corporate purposes.

Future Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets under FAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142, related to the Company's goodwill, is expected to result in an increase in net earnings of approximately $1.3 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect of these tests will be, if any, on the net earnings and financial position of the Company.

Forward-Looking Information and Risk Factors

Information contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors including those relating specifically to the September 11, 2001 terrorist attacks, affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

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

In addition, there are factors that relate specifically to the September 11, 2001 terrorist attacks that may cause actual results to be materially different. These factors include, but are not limited to, the following:

o  the adverse impact of the terrorist  attacks on the economy in general;
o the likelihood of a further decline in air travel because of the attacks and as a result of a reduction in the airline industry's operations;
o higher costs associated with new security directives and potentially new regulatory initiatives;
o  higher costs for insurance and the continued availability of such insurance;
o  the number of crew members who may be called for duty in the armed services;
   and
o  the impact on the Company's ability to operate as planned.

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

During the first nine months of 2001, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations. As of September 30, 2001, the Company had outstanding fuel hedge agreements totaling 26.5 million gallons of heating oil for future delivery between October 2001 and June 2002, or 16.1% of the Company's projected aircraft fuel requirements for that period of time.

The following table depicts the estimated fair values the Company would pay on September 30, 2001, had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of September 30, 2001.

                                                                  Estimated Fair
                               Notional Amount Average Contract       Values
                                 (in Gallons)  Rate per Gallon     (Pay)/Receive
                               -------------------------------------------------
Swap Contracts - Heating Oil       26,460,000          $0.7218      ($1,358,238)

PART II - Other Information

Item I - Legal Proceedings

None

Item II - Changes in Securities and Use of Proceeds

None

Item III - Defaults Upon Senior Securities

None

Item IV - Submission of Matters to a Vote of Security Holders

None

Item V - Other Information

None

Item VI - Exhibits and Reports of Form 8-K

(a)      Exhibits

              None.

(b) Reports on Form 8-K filed during the quarter ending September 30, 2001:

Report filed on September 20, 2001, furnishing items under Item 5. Other Events.

Report filed on September 24, 2001, furnishing items under Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Amtran, Inc.
                         -------------------------------------------------------
                         (Registrant)




Date 11/14/01            by /s/ Kenneth K. Wolff
     --------            -------------------------------------------------------
                         Kenneth K. Wolff
                         Executive Vice President and Chief Financial Officer
                         On Behalf of the Registrant