Form 10-K
period 2001-12-31
AMTRAN INC
filed 2002-03-29
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange    Act   of   1934   for   the    Transition    Period
     From --------------------------- to -------------------------.

                        Commission file number 000-21642

                                  AMTRAN, INC.

             (Exact name of registrant as specified in its charter)

                Indiana                                    35-1617970
 ----------------------------------------        ------------------------------
      (State or other jurisdiction of                   (I.R.S.  Employer
      incorporation or organization)                   Identification No.)

        7337 West Washington Street
           Indianapolis, Indiana                              46231
----------------------------------------         ------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on February 28, 2002) was approximately $45.0 million.

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

Common Stock, Without Par Value - 11,556,284 shares outstanding as of February 28, 2002.

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

                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 2001
                          AMTRAN, INC. AND SUBSIDIARIES
                                                                                                                     Page #
PARTI    Item 1.     Business.............................................................................................3
         Item 2.     Properties..........................................................................................15
         Item 3.     Legal Proceedings...................................................................................16
         Item 4.     Submission of Matters to a Vote of Security Holders.................................................16
PART II
         Item 5.     Market for the Registrant's Common Stock and Related Security Holder Matters........................17
         Item 6.     Selected Consolidated Financial Data................................................................18
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...............19
         Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..........................................54
         Item 8.     Financial Statements and Supplementary Data.........................................................56
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................83
PART III
         Item 10.    Directors and Officers of the Registrant............................................................84
         Item 11.    Executive Compensation..............................................................................84
         Item 12.    Security Ownership of Certain Beneficial Owners and Management......................................84
         Item 13.    Certain Relationships and Related Transactions......................................................84
PART IV
         Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................85
         Item 14d.   Valuation and Qualifying Accounts...................................................................87

PART I

Item 1.   Business

Amtran, Inc. (the "Company") owns American Trans Air, Inc. ("ATA"), the tenth largest passenger airline in the United States (based upon 2001 capacity and traffic) and a provider of airline-related services in selected markets. The Company is the largest commercial charter airline in the United States based upon revenues for the twelve months ended June 30, 2001, and is one of the largest providers of passenger airline services to the U.S. military, based upon 2001 revenue. For the year ended December 31, 2001, the revenues of the Company consisted of 64.3% scheduled service, 15.1% commercial charter service and 13.1% military charter service, with the balance derived from related services. The Company was incorporated in Indiana in 1984.

Segment Information

The Company identifies its business segments on the basis of similar products and services. The airline segment derives its revenues principally from the sale of scheduled service, commercial charter and military/government charter air transportation. The tour operator segment, ATA Leisure Corp. ("ATALC"), derives its revenues primarily from the sale of vacation packages that, in addition to scheduled service or commercial charter air transportation, typically include hotels, rental cars and other ground arrangements. For detailed segment disclosures, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14 - Segment Disclosures."

During 1999, the Company acquired several independent tour operator businesses and combined their operations with the Company's existing vacation package brand, ATA Vacations Inc. ("ATA Vacations"), to form ATALC. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 13 - Acquisition of Businesses."

Scheduled Service

The Company provides scheduled service through ATA to selected destinations primarily from its gateways at Chicago-Midway and Indianapolis and also provides transpacific services between the western United States and Hawaii. During the third and fourth quarters of 2001, the Company began operating nonstop flights from Chicago-Midway to Newark and Miami. The Company also began nonstop service in the fourth quarter of 2001 to San Juan from Miami. The Company focuses on routes where it believes it can be a leading provider of nonstop service and targets leisure and value-oriented business travelers.

The Company believes that it has significant competitive advantages in each of its primary markets.

o Chicago-Midway, the Company's largest and fastest growing gateway, represented approximately 66.8% of the Company's total scheduled service capacity in 2001. The Company is the number one carrier in terms of market share, based upon second quarter 2001 origin and destination revenue passengers, on 16 of the 20 nonstop jet routes it serves from Chicago-Midway. The Company believes its service at this gateway would be difficult to replicate because of limited airport capacity. This competitive position is enhanced by Chicago-Midway's proximity to downtown Chicago and the fact that, for a substantial portion of the population within the metropolitan region, Chicago-Midway is the most convenient airport. Based upon second quarter 2001 origin and destination revenue passengers, the Company also enjoys a strong competitive position relative to the entire Chicago metropolitan area. The Company is the number one carrier in terms of market share on five of its 20 nonstop jet routes after taking into consideration competitors' flights originating from both Chicago-Midway and O'Hare International Airport, and is one of the top five carriers in terms of market share on those routes on which it is not the number one carrier. The Company's Chicago-Midway operations include service to a number of midwestern cities provided by its commuter airline subsidiary, Chicago Express Airlines, Inc. ("Chicago Express"). This service provides an increasingly important source of feeder traffic for longer-haul jet flights from Chicago-Midway. The Company began jet service at Chicago-Midway in December 1992, and initiated its commuter operation in 1997.

o Hawaii represented approximately 18.6% of the Company's total scheduled service capacity in 2001. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market. Furthermore, a majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and most fuel-price risk. The Company has served the Hawaiian market since 1974 through its commercial charter operations and since 1987 through its scheduled service operations.

o Indianapolis represented approximately 9.2% of the Company's total scheduled service capacity in 2001. The Company began scheduled service from Indianapolis in 1986 and believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share, based upon second quarter 2001 origin and destination revenue passengers, in five of its seven jet routes from Indianapolis. In Indianapolis, the Company operates Ambassadair Travel Club, Inc. ("Ambassadair"), the nation's largest travel club, with approximately 34,000 individual or family memberships, providing the Company with a local marketing advantage similar to a frequent flier program.

Commercial Charter Service

The Company provides commercial passenger charter airline services throughout the world, primarily through U.S. tour operators. The Company seeks to maximize the profitability of these operations by leveraging its leading market position, diverse aircraft fleet and worldwide operating capability. The Company believes its commercial charter services are a predictable source of revenues and operating profits in part because its commercial charter contracts require tour operators to assume capacity, yield and fuel price risk, and also because of the Company's ability to re-deploy assets into alternate markets.

Military/Government Charter Service

The Company has provided passenger airline services to the U.S. military since 1983 and is currently one of the largest commercial airline providers of these services. The Company believes that because these operations are generally less seasonal than leisure travel, they have tended to have a stabilizing impact on the Company's operating margins. The U.S. Government awards one year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. The Company believes that its fleet of aircraft is well suited to the needs of the military.

ATA Leisure Corp. (ATALC)

The Company has provided vacation package sales to its scheduled service customers under the wholly owned brand of ATA Vacations since 1987. In addition, the Company has served primarily vacation travelers in the Detroit metropolitan area for approximately 18 years in its commercial charter business. In order to grow and consolidate its vacation package business, the Company acquired several Detroit-area tour operators in 1999 (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13 - Acquisition of Businesses"). The Company operates all of its vacation package brands as ATALC, with administrative offices in Detroit.

Strategy

The Company intends to enhance its position as a leading provider of passenger airline services to selected markets where it can capitalize on its competitive strengths. The key components of this strategy are:

Participate  in Markets Where it Can Be a Leader
The Company focuses on marketswhere it can be a leading provider of airline services. In scheduled service, the Company concentrates on routes where it can be the number one or number two carrier. The Company achieves this result principally through nonstop schedules, value-oriented pricing, focused marketing efforts and certain airport and aircraft advantages. The Company is a leading provider of commercial and military charter services in large part because of its variety of aircraft types, superior operational performance and its worldwide service capability.

Maintain Low-Cost Position
For 2001, 2000 and 1999, the Company's consolidated operating cost per available seat mile ("CASM") of 8.45(cent), 7.86(cent) and 6.84(cent), respectively, was one of the lowest among large U.S. passenger airlines. The Company's airline segment CASM was 7.98(cent), 7.19(cent) and 6.17(cent), respectively, for the same annual periods. The Company believes that its lower costs provide a significant competitive advantage, allowing it to operate profitably while pricing competitively in the scheduled service and commercial and military charter markets. The Company believes its low-cost position is primarily derived from its simplified product, route structure and low overhead costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Cents per ASM."

In May 2000, the Company entered into a series of agreements to acquire 39 new Boeing 737-800 aircraft and 10 new Boeing 757-300 aircraft. These aircraft are scheduled to replace the Company's older fleets of Lockheed L-1011-50 and 100, and Boeing 727-200 aircraft. Fourteen of the Boeing 727-200 aircraft were retired from service in 2001, and the remainder will be retired from service in 2002. Three Lockheed L-1011 aircraft were also retired in 2001. The Company expects to achieve significant operating cost savings with the introduction of new aircraft, including (1) reduced fuel consumption; (2) transition from three-person to two-person cockpit crews; (3) lowered maintenance costs; and (4) improved utilization and dispatch reliability. The Company accepted delivery of 14 Boeing 737-800 aircraft and five Boeing 757-300 aircraft in 2001, and the remainder of new aircraft are expected to be in service by 2004.

Target Growth Opportunities
The Company intends to expand its operations selectively in areas where it believes it can achieve attractive financial returns.

Scheduled Service Expansion at Chicago-Midway. The Company plans to increase frequencies and potentially add new destinations from Chicago-Midway over the next 12 months. The Company will also occupy additional gates upon completion of the new terminal at Chicago-Midway to facilitate these expanding operations. In the third and fourth quarters of 2001, the Company began operating nonstop service from Chicago-Midway to Newark and Miami, and between Miami and San Juan. The Company has also begun new nonstop service between Chicago-Midway and Aruba, Cancun, Grand Cayman and Guadalajara in the first quarter of 2002.

Selected Strategic Transactions. The Company continually evaluates possible acquisitions of related businesses or interests therein to enhance its competitive position in its market segments. In addition, the Company has and will continue to evaluate other possible business combinations or other strategic transactions, some of which could result in an increase in indebtedness, a change of control in the Company, or both.

Industry Overview

Scheduled  Airline  Service
The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers, and to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 29 years and is the tenth largest U.S. airline in terms of 2001 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Miami and Newark. Chicago Express also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South Bend and Springfield. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

On September 11, 2001, four commercial aircraft, operated by two other U.S. airlines, were hijacked and destroyed in terrorist attacks on the United States. In response to these attacks, on September 11, the Federal Aviation Administration, ("FAA") temporarily suspended all commercial flights to, from and within the United States until September 13. The Company resumed limited flight operations on September 13, with the exception of flights to and from Chicago-Midway Airport which commenced partial operations on September 14. From September 11 to September 14, the Company canceled over 800 scheduled flights. Upon resuming its pre-attack flight schedule the week of September 17, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11, and furloughed approximately 1,100 employees by the middle of October 2001. By December 31, 2001, the Company had recalled approximately half of the furloughed employees and had added some capacity back to its flight schedule.

The Company's operations were significantly disrupted by the terrorist attacks during and after the FAA-mandated shut down of the air traffic system. Load factors were significantly lower immediately after the attacks, and fare levels declined, and have remained lower due to reduced consumer demand. Consumer demand improved in the fourth quarter of 2001; however, the Company cannot predict when consumer demand will return to pre-attack levels. The attacks have had a significant impact on the Company's results of operations for the year ended December 31, 2001, producing $66.3 million in attack-related costs and revenue losses between September 11 and December 31, which are expected to be reimbursed through a U.S. Government grant, $44.5 million of which was received in cash in the third and fourth quarters of 2001. The Company also recorded asset impairment losses of $112.3 million relating to its Lockheed L-1011-50 and 100, and Boeing 727-200 fleets.

For additional details with respect to the impact of the terrorist attacks, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001." For the Company's discussion of possible future effects from these attacks, see "Forward-Looking Information and Risk Factors."

Commercial and Military/Government Charter Airline Service
In the United States, the passenger charter airline business is served by major scheduled airlines and a number of U.S. and non-U.S. charter airlines. Historically, charter airlines have supplemented the service provided by scheduled airlines by providing additional capacity at times of peak demand and on a longer-term basis to supplement the U.S. military's own passenger fleet. Based upon the most recently available U.S. Department of Transportation ("DOT") statistics, total charter flights by all U.S. airlines represented approximately 2.2% of all available seat miles ("ASMs") flown within the United States during the 12 months ended June 30, 2001.

The Company estimates that it lost approximately $1.4 million in commercial charter revenues as a result of flight cancellations attributable to the terrorist attacks on September 11, 2001, representing a relatively small portion of the total decline in commercial charter revenues of $54.5 million in 2001, as compared to 2000. The majority of this revenue decline is attributable to the retirement of Lockheed L-1011-50 aircraft, and Boeing 727-200 aircraft, both of which have been traditionally used by the Company in commercial charter applications due to their low ownership costs relative to newer aircraft. Since aircraft utilization (or the number of hours of revenue flying per aircraft per month) is much lower for commercial charter flying than for scheduled service flying, the Company's replacement fleets of Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, as high monthly utilization is needed to recover their much higher fixed-ownership costs. For this reason, and also due to higher maintenance and fuel costs on the Lockheed and Boeing aging aircraft remaining in service, the Company is becoming less cost competitive in the charter business segment than in past years. For this reason, the Company expects that commercial charter flying will continue to decline as a percentage of consolidated revenues in 2002 and beyond.

The Company estimates that it lost approximately $1.0 million in military/government charter revenues due to the events of September 11, representing a relatively small portion of the decline in these revenues of $21.1 million in 2001, as compared to 2000. The majority of this revenue decline was attributable to changes in teaming arrangements used by both the Company and some of the Company's competitors, which resulted in a decline in fixed-award flying allocated to the Company for the contract year ended September 30, 2001. Based upon possible changes in competitive teaming arrangements and other factors, the Company currently expects its military/government charter revenues to increase slightly in the contract year ending September 30, 2002, as compared to the prior contract year. The Company will continue to use primarily its fleet of five Lockheed L-1011-500 aircraft to support this military business, since this aircraft has competitive operating costs relative to other suppliers of military flying, and has a range and seating configuration preferred by the military.

The Company's Airline Operations

Services Offered
The following table provides a summary of the Company's major revenue sources for the periods indicated:

                                              Year Ended December 31,

                                            2001             2000            1999             1998            1997
                                               (Dollars in millions)
Scheduled Service                      $   820.7        $   753.3        $  624.6          $ 511.3         $ 371.8
                                       ---------        ---------        --------          -------         -------


Commercial Charter                         192.2            246.7           263.8            222.6           228.1
Military Charter                           167.5            188.6           126.2            121.9           131.1
                                       ---------        ---------        --------          -------         -------

      Total Charter Service                359.7            435.3           390.0            344.5           359.2
                                       ---------        ---------        --------          -------         -------


Other                                       95.1            103.0           107.8             63.6            52.2
                                       ---------        ---------        --------          -------         -------

      Total                            $ 1,275.5        $ 1,291.6        $1,122.4          $ 919.4         $ 783.2
                                       ---------        ---------        --------          -------         -------

Scheduled Service
The Company provides scheduled airline services on selected routes where it believes that it can be one of the leading carriers in those markets, focusing primarily on low-cost, nonstop or direct flights. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation and business destinations. Virtually all of the Company's scheduled service revenue growth has resulted from expanded flying to and from Chicago-Midway.

Beginning in April 1997, the Company had entered into a code-share agreement with Chicago Express to operate passenger airline services between Chicago-Midway and other midwestern cities using Jetstream 31s. On April 30, 1999, the Company acquired all of the issued and outstanding stock of Chicago Express. Chicago Express' results of operations, beginning in May 1999, were consolidated into those of the Company, replacing the fixed fee per flight previously recorded by the Company. This generated no material change to operating revenues or expenses. Chicago Express began service to South Bend, Indiana in October 2000 and Springfield, Illinois in August 2001. Chicago Express ceased flying to Lansing, Michigan in November 2000. During 2000, Chicago Express placed nine Saab 340B aircraft into service in conjunction with the retirement from service of the Jetstream 31s. Chicago Express purchased two additional Saab 340B aircraft in August 2001.

Included in the Company's jet scheduled service are bulk-seat sales agreements with tour operators. Under these arrangements, which are very similar to charter sales, the tour operator takes up to 87% of an aircraft as a bulk-seat purchase. The seats that the Company retains are sold through its own scheduled service distribution network. Under bulk-seat sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by tour operators. To reduce its credit exposure under these arrangements, the Company requires bonding or a security deposit for a portion of the contract price. Bulk-seat revenues amounted to $107.9 million, $84.5 million and $71.2 million in 2001, 2000 and 1999, respectively, which represented 8.5%, 6.5% and 6.3%, respectively, of the Company's consolidated revenues for such periods.

Commercial Charter
Commercial charter represented 15.1%, 19.1% and 23.5%, respectively, of the Company's consolidated revenues for 2001, 2000 and 1999. The Company's principal customers for commercial charter are tour operators, sponsors of incentive travel packages and specialty charter customers.

Tour Operator Programs. These leisure-market programs are generally contracted for repetitive, round-trip patterns, operating over varying periods of time. In such an arrangement, the tour operator pays a fixed price for use of the aircraft, including the crew and all necessary passenger and aircraft handling services, and assumes responsibility and risk for the actual sale of the available aircraft seats. Under most of its contracts with tour operators, the Company passes through increases in fuel costs from a contracted price. If the fuel price increase causes the tour operator's fuel cost to rise in excess of 10%, the tour operator has the option of canceling the contract. The Company experienced no significant contract cancellations in 2001, 2000 or 1999 as a result of fuel price increases. The Company is required to absorb increases in fuel costs that occur within 14 days of flight time.

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

Largest Tour Operator Customers
Although the Company serves tour operators on a worldwide basis, its primary customers are U.S.-based. The Company's five largest tour operator customers represented approximately 18.0%, 17.5% and 17.2%, respectively, of the Company's consolidated revenues for 2001, 2000 and 1999. Such tour operator revenues are derived from both scheduled service bulk-seat sales and commercial charter contracts. None of these customers accounts for more than 10% of consolidated revenues.

Military/Government Charter
In 2001, 2000 and 1999, sales to the U.S. military and other governmental agencies were approximately 13.1%, 14.6% and 11.2%, respectively, of the Company's consolidated revenues. Traditionally, the Company's focus has been on short-term military "contract expansion" business which is routinely awarded by the U.S. Government based on availability of appropriate aircraft. The U.S. Government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft a carrier makes available. Such contracts are awarded based upon the participating airlines' average costs. The short-term expansion business is awarded pro rata to those carriers with aircraft availability who have been awarded the most fixed-award business, and then to any additional carrier that has aircraft available.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (1) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (2) the percentage of passenger capacity of the Company with respect to its own team; (3) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (4) the availability of the Company's aircraft to accept and fly expansion awards. Under its current teaming arrangement, the Company expects its military/government charter revenues to increase slightly for the contract year ending September 2002, as compared to the contract year ending September 2001.

The Company is subject to biennial inspections by the U.S. Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was successfully completed in November 2001.

Other Business
In addition to its charter and scheduled service businesses, the Company operates several other smaller businesses that complement its airline businesses. The Company sells ground arrangements (hotels, car rentals and attractions) through its Ambassadair and ATALC subsidiaries; provides airframe and power plant mechanic training through American Trans Air Training Corporation; and provides helicopter charter services through its ExecuJet, Inc. subsidiary. Additionally, the Company, through its subsidiary ATA Cargo, Inc., ("ATA Cargo") markets cargo services primarily in the Company's scheduled service operations. In aggregate, these businesses, together with incidental revenues associated with core commercial charter and scheduled service operations, accounted for 7.5%, 8.0% and 9.6%, respectively, of consolidated revenues in 2001, 2000 and 1999.

Aircraft Fleet

As of December 31, 2001, ATA was certified to operate a fleet of 15 Lockheed L-1011s, 10 Boeing 727-200ADVs, 14 Boeing 737-800s, 15 Boeing 757-200s and five
Boeing 757-300s. The Company's commuter affiliate, Chicago Express, was separately certified to operate 11 Saab 340B propeller aircraft. All of these aircraft conform to the FAA's Stage 3 noise regulations. See "Environmental Matters."

Lockheed L-1011 Aircraft
The Company's 15 Lockheed L-1011 aircraft are wide-body aircraft, seven of which have a range of 2,971 nautical miles, three of which have a range of 3,425 nautical miles, and five of which have a range of 5,577 nautical miles. These aircraft have a low ownership cost relative to other wide-body aircraft types. They have an average age of approximately 25 years. As of December 31, 2001, the Company owned 14 of these aircraft and one was under an operating lease that expires in December 2005, due to a lease extension signed in March 2001. All of the Lockheed L-1011 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Boeing 727-200ADV Aircraft
The Company's 10 Boeing 727-200ADV aircraft are narrow-body aircraft equipped with high-thrust, JT8D-17/-17A engines and have a range of 2,050 nautical miles. These aircraft have an average age of approximately 21 years. As of December 31, 2001, the Company owned six of these aircraft, while leasing the remaining four aircraft with initial lease terms that expire between December 2001 and September 2002, subject to the Company's right to extend each lease for varying terms or purchase the aircraft. All of the Boeing 727-200 aircraft owned by the Company are subject to mortgages and other security interests granted in favor of the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition to the four leased aircraft in revenue service at December 31, 2001, the Company is also obligated on three additional leased aircraft which are no longer in revenue service.

Boeing 737-800 Aircraft
The Company's 14 Boeing 737-800 aircraft are narrow-body aircraft and have a range of 2,500 nautical miles. These aircraft, all of which are leased, are new aircraft delivered in 2001. The Company's Boeing 737-800s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs resulting from reduced fuel consumption, lower maintenance and cockpit crew costs, and improved operating reliability. The leases for the Company's Boeing 737-800 aircraft have initial terms that expire on various dates between June 2016 and December 2021.

Boeing 757-200 Aircraft
The Company's 15 Boeing 757-200 aircraft are narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft, all of which are leased, have an average age of approximately four years. The Company's Boeing 757-200s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. In addition, the Company's Boeing 757-200s have the capacity to operate on extended flights over water. The leases for the Company's Boeing 757-200 aircraft have initial terms that expire on various dates between January 2002 and May 2022, subject to the Company's right to extend each lease for varying terms.

Boeing 757-300 Aircraft
The Company's five Boeing 757-300 aircraft are narrow-body aircraft and have a range of 2,700 nautical miles. These aircraft, all of which are leased, are new aircraft delivered in 2001. The Company's Boeing 757-300s have higher ownership costs than the Company's Lockheed L-1011 and Boeing 727-200ADV aircraft, but lower operational costs. The leases for the Company's Boeing 757-300 aircraft have initial terms that expire on various dates between August and December 2021.

Saab 340B Aircraft
The Company's 11 Saab 340B aircraft are commuter aircraft with twin turboprop engines. These 34-seat aircraft have an average age of approximately 11.5 years. As of December 31, 2001, the Company owned two of these aircraft, while leasing the remaining nine aircraft with initial lease terms that expire between September 2009 and June 2011.

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

Aircraft Maintenance and Support

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This 150,000 square-foot facility was designed to meet the maintenance needs of the Company's fleet and to provide supervision and control of purchased maintenance services. The Company has approximately 1,174 employees supporting its aircraft maintenance operations, and currently maintains 14 permanent maintenance facilities, including its Indianapolis facility.

Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees which applied to approximately 32.0%, 33.5% and 34.8%, respectively, of consolidated revenues in 2001, 2000 and 1999. The Company engaged in a fuel-hedging program from 1998 to mid-1999, which hedged a portion of its scheduled service fuel price risk during that time period. The Company reestablished its fuel-hedging program in the third quarter of 2000 and continued this program in 2001. See "Quantitative and Qualitative Disclosures About Market Risk," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses - Fuel and Oil."

Competition

The Company's products and services encounter varying degrees of competition in the markets it serves.

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

As a result of the September 11, 2001 terrorist attacks, the Company's aviation insurers, and other air carriers' aviation insurers, have significantly reduced the maximum amount of insurance coverage they will underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage). In addition, the Company, and other air carriers, are being charged significantly higher premiums for this reduced coverage as well as other aviation insurance. The Air Transportation Safety and System Stabilization Act ("Act") provided for reimbursement to air carriers of incremental costs of the war-risk coverage for a 30-day period ended October 31, 2001. In addition, and pursuant to this legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, through May 20, 2002. It is anticipated that, after this date a commercial product for war-risk coverage will become available, but the Company expects to incur significant additional costs for this coverage.

Employees

As of December 31, 2001, the Company had approximately 7,000 full and part-time employees, approximately 2,600 of whom were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA"), and the Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with the AFA was ratified in April 2000 and will become subject to amendment in October 2004. The current collective bargaining agreement with ALPA became subject to amendment, but did not expire, in September 2000. The Company began negotiations with ALPA in the second quarter of 2000 to amend the collective bargaining agreement, and negotiations are currently in progress. The Company's flight dispatchers are represented by the Transport Workers Union ("TWU"). This collective agreement was ratified in August 2000, and will become subject to amendment in August 2004.

On February 14, 2001, the Company's ramp service agents elected to be represented by the International Association of Machinists ("IAM"). The Company began negotiations with the IAM in May 2001. On February 15, 2002, the Company's aircraft mechanics elected to be represented by the Aircraft Mechanics Fraternal Association ("AMFA"). The Company has not begun negotiations with the AMFA.

While the Company believes that relations with its employees are good, any prolonged dispute with employees, whether or not represented by a union, could have an adverse impact on the Company's operations.

Regulation

The Company is subject to a wide range of governmental regulation, including that of the DOT and the FAA.

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

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through ATA Cargo. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. Also, while the Company's aircraft are in foreign countries, they must comply with the requirements of similar authorities in those countries. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act ("Aviation Security Act"). This law provides for placing substantially all aspects of civil aviation passenger security and screening under federal control, to be phased in during 2002 and 2003, and creates a new Transportation Security Administration under the DOT. The cost of the provisions set forth in the Aviation Security Act will be funded by a new security fee of $2.50 per passenger enplanement, limited to $5 per one-way trip and $10 per round trip. Air carriers, including the Company, began collecting the new fee on ticket sales beginning February 1, 2002. The Aviation Security Act will also be funded by financial assessments to each air carrier beginning in the second quarter of 2002. The amount of the air carrier assessment is limited to the amount each air carrier spent on aviation security in 2000.

In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a Passenger Facility Charge of up to $4.50 generally payable by each passenger departing from the airport and remitted by the Company to the applicable airport authority.


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

Environmental Matters

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. In general, the Company is prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 2001, the Company's entire fleet met Stage 3 requirements.

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

The Company's Maintenance and Engineering Center is also located at Indianapolis International Airport. This 150,000-square-foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. The Indianapolis Maintenance and Engineering Center is an FAA-certificated repair station and has the capability to perform routine and non-routine maintenance on the Company's aircraft. In addition, the Company utilizes a 120,000 square-foot office building immediately adjacent to the Company's Indianapolis Maintenance and Engineering Center which is occupied by its Maintenance and Engineering office staff along with the Company's operations center.

In 1995, the Company leased Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. The Company has completed significant improvements to this leased property, which is used to provide line maintenance for the Boeing 757-200, Boeing 727-200, Boeing 757-300 and Boeing 737-800 narrow-body fleets. The Company also leases an 18,700-square-foot reservation facility located near Chicago's O'Hare Airport.

The Company routinely leases various properties at airports for use by passenger service, flight operations and maintenance staffs.

At December 31, 2001, ATA and Chicago Express were certified to operate a fleet of 70 aircraft. The following table summarizes the ownership characteristics of each aircraft type operated by units of the Company as of the end of 2001.

                                                  Owned (Encumbered-
                                   Owned           Pledged on Bank       Operating-Lease    Operating-Lease
                               (Unencumbered)   Facility or Other Debt)  (Fixed Buy-out)      (No Buy-out)    Total
Lockheed L-1011-50/100               -                     9                    -                  1           10

Lockheed L-1011-500                  -                     5                    -                  -            5

Boeing 727-200ADV                    -                     6                    3                  1           10

Boeing 737-800                       -                     -                    8                  6           14

Boeing 757-200                       -                     -                    13                 2           15

Boeing 757-300                       -                     -                    5                  -            5

Saab 340B                            2                     -                    9                  -           11
                                     -                     -                    -                  -           --

           TOTAL                     2                    20                    38                 10          70
                                     =                    ==                    ==                 ==          ==

Item 3.    Legal Proceedings

Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are routine and incidental to the Company's business. The majority of these lawsuits are covered by insurance. To the knowledge of management, none of these claims involve damages in excess of 10 percent of the assets of the Company, nor are any a material proceeding under federal or state environmental laws, nor are any an environmental proceeding brought by a governmental authority involving potential monetary sanctions in excess of $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The  Company's  common stock is quoted on the Nasdaq  National  Market under the
symbol   "AMTR."  The  Company   had  262  and  255   registered   shareholders,
respectively, at December 31, 2001 and 2000.

                                    Market Prices of Common Stock
                                    Year Ended December 31, 2001
                                        (Amounts in dollars)

                      First Quarter        Second Quarter        Third Quarter       Fourth Quarter
                      -------------        --------------        -------------       --------------

High                     14.75                22.20                 22.75                15.20

Low                       9.44                 9.00                  7.60                 5.50

Close                     9.63                21.89                  8.60                14.95

                                    Market Prices of Common Stock
                                    Year Ended December 31, 2000
                                        (Amounts in dollars)

                      First Quarter        Second Quarter        Third Quarter       Fourth Quarter

High                      19.38                18.44                 13.88                15.00

Low                       13.63                 8.63                 10.00                 9.00

Close                     17.88                12.44                 10.94                14.50

No dividends have been paid on the Company's common stock since becoming publicly held.

In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price and liquidation amount of $100,000 per share. The Series B Preferred is convertible into shares of the Company's common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B Preferred at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015.

Also, in the last half of 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price and liquidation amount of $100,000 per share. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year from issuance. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with the net proceeds of a public offering of the Company's common stock.

The issuance and sale of the Series A and Series B Preferred was exempt from registration requirements under Section 4(2) of the Securities and Exchange Act of 1933, which applies to private offerings of securities. The proceeds of the issuances of the Series A and Series B Preferred were used to finance aircraft pre-delivery deposits on Boeing 757-300 and Boeing 737-800 aircraft ordered by the Company. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10 - Redeemable Preferred Stock."

Item 6.  Selected Consolidated Financial Data - (Unaudited)

The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes.

                                                        Amtran, Inc.
                                                      Five-Year Summary
                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data and ratios)    2001          2000            1999          1998         1997
---------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
  Operating revenues                                     $ 1,275,484   $ 1,291,553     $1,122,366    $ 919,369     $783,193
  Operating expenses                                       1,367,354     1,288,983      1,032,339      843,996      769,709
  Operating income (loss)    (1)                             (91,870)        2,570         90,027       75,373       13,484
  Income (loss) before taxes                                (116,067)      (19,931)        77,797       67,210        6,027
  Net income (loss) available to common shareholders (2)     (81,885)      (15,699)        47,342       40,081        1,572
  Net income (loss) per share - basic                          (7.14)        (1.31)          3.86         3.41         0.14
  Net income (loss) per share - diluted                        (7.14)        (1.31)          3.51         3.07         0.13

Balance Sheet Data (at end of period):
  Property and equipment, net                              $ 314,943     $ 522,119      $ 511,832    $ 329,332     $267,681
  Total assets                                             1,002,962     1,032,430        815,281      594,549      450,857
  Total debt                                                 497,592       457,949        347,871      246,671      191,804
  Redeemable preferred stock                                  80,000        80,000              -            -            -
  Shareholders' equity                                        44,132       124,654        151,376      102,751       56,990
  Ratio of total debt to shareholders' equity                  11.28          3.67           2.30         2.40         3.37
  Ratio of total liabilities to shareholders' equity           19.91          6.64           4.39         4.79         6.91

Selected Consolidated Operating Statistics: (3)

  Revenue passengers carried (thousands)                     8,635.2       8,006.1        7,044.6      6,168.3      5,307.4
  Revenue passenger miles (millions)                        11,675.7      11,816.8       10,949.0      9,758.1      8,986.0
  Available seat miles (millions)                           16,187.7      16,390.1       15,082.6     13,851.7     12,647.7
  Passenger load factor                                        72.1%         72.1%          72.6%        70.5%        71.0%

(1) During 2001, several nonrecurring events resulted in significant charges and credits to operating loss. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16 - Asset Impairment."

(2) Preferred stock dividends of $375,000 were paid in 2000 and preferred stock dividends of $5.6 million were paid in 2001. No common stock dividends were paid in any periods presented.

(3) Operating statistics pertain only to ATA and Chicago Express and do not include information for other operating subsidiaries of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers, and to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 29 years and is the tenth largest U.S. airline in terms of 2001 capacity and traffic. ATA provides scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Miami and Newark. Chicago Express also provides commuter passenger service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South Bend and Springfield. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

On September 11, 2001, four commercial aircraft, operated by two other U.S. airlines, were hijacked and destroyed in terrorist attacks on the United States. In response to these attacks, on September 11, the FAA temporarily suspended all commercial flights to, from and within the United States until September 13. The Company resumed limited flight operations on September 13, with the exception of flights to and from Chicago-Midway airport which commenced partial operations on September 14. From September 11 to September 14, the Company canceled over 800 scheduled flights. Upon resuming its pre-attack flight schedule the week of September 17, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11, and furloughed approximately 1,100 employees by the middle of October 2001. By December 31, 2001, the Company had recalled approximately half of the furloughed employees and had added some capacity back to its flight schedule.

The Company's operations were significantly disrupted by the terrorist attacks during and after the FAA-mandated shutdown of the air traffic system. Load factors were significantly lower immediately after the attacks, and fare levels declined, and have remained lower, due to reduced consumer demand. Consumer demand improved in the fourth quarter of 2001; however, the Company cannot predict when consumer demand will return to pre-attack levels. The attacks have had a significant impact on the Company's results of operations for the year ended December 31, 2001, producing $66.3 million in attack-related costs and revenue losses between September 11 and December 31, which are expected to be reimbursed through a U.S. Government grant, $44.5 million of which was received in cash in the third and fourth quarters of 2001.

For additional details with respect to the impact of the terrorist attacks, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001." For the Company's discussion of possible future effects from these attacks, see "Forward-Looking Information and Risk Factors."

The Company had an operating loss of $91.9 million, and a net loss after taxes of $76.3 million, for the year ended December 31, 2001. Profitability in 2001 was severely impacted by the terrorist attacks on September 11, 2001, and by non-cash impairment charges associated with the Boeing 727-200 and Lockheed L-1011-50 and 100 fleets totaling $73.8 million, net of tax.

In May 2000, the Company placed an order for 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft. These aircraft are equipped with Boeing's latest technology and equipment, and are significantly more fuel-efficient than certain of the Company's three-engine aging aircraft. The Company accepted delivery of 14 Boeing 737-800 aircraft and five Boeing 757-300 aircraft in 2001. The Company expects to accept delivery of another 16 Boeing 737-800s and five Boeing 757-300s in 2002, with the remainder of new aircraft on order expected to be in service by 2004.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.

The Company discusses significant accounting policies in "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1 - Significant Accounting Policies." Not all of these significant accounting policies require management to make difficult, subjective or complex judgments. Those that do require management to make difficult, subjective or complex judgments are considered critical accounting policies.

The Company has identified the accounting policy for fleet impairments as critical. In applying Financial Accounting Standards Board ("FASB") Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("FAS 121"), significant subjective estimates are required to calculate expected future cash flows and the fair market values to which assets are adjusted.

The Company has also identified the accounting policy for U. S. Government grant reimbursements for direct and incremental losses associated with the terrorist attacks of September 11, 2001 as critical. Due to limited guidance provided by the legislation and interpretive rules of the DOT, the Company made subjective and judgmental estimates in calculating the amount of reimbursement to recognize.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2001 Versus Year Ended December 31, 2000 - Operating Expenses" for a further discussion of estimates and uncertainties relating to asset impairments and U.S. Government grant reimbursements.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, consolidated operating revenues and expenses expressed as cents per ASM.

                                                                             Cents per ASM
                                                                        Year Ended December 31,
                                                         ----------------------------------------------------
                                                            2001                 2000                 1999
                                                         ----------           ----------           ----------
Consolidated operating revenues                             7.88                 7.88                 7.44

Consolidated operating expenses:
     Salaries, wages and benefits                           2.01                 1.81                 1.67
     Fuel and oil                                           1.55                 1.68                 1.13
     Depreciation and amortization                          0.75                 0.76                 0.64
     Aircraft rentals                                       0.61                 0.44                 0.39
     Handling, landing and navigation fees                  0.55                 0.59                 0.59
     Aircraft maintenance, materials and repairs            0.38                 0.43                 0.37
     Crew and other employee travel                         0.37                 0.40                 0.33
     Passenger service                                      0.27                 0.28                 0.26
     Ground package cost                                    0.26                 0.31                 0.33
     Other selling expenses                                 0.26                 0.22                 0.19
     Commissions                                            0.21                 0.24                 0.26
     Advertising                                            0.16                 0.13                 0.12
     Facilities and other rentals                           0.13                 0.10                 0.09
     Special charges                                        0.14                 0.00                 0.00
     Impairment loss                                        0.69                 0.00                 0.00
     U.S. Government grant                                 (0.41)                0.00                 0.00
     Other                                                  0.52                 0.47                 0.47
                                                         ----------           ----------           ----------
Total consolidated operating expenses                       8.45                 7.86                 6.84
                                                         ----------           ----------           ----------
Consolidated operating income (loss)                       (0.57)                0.02                 0.60
                                                         ==========           ==========           ==========

ASMs (in thousands)                                      16,187,687           16,390,101           15,082,630

The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM.

                                                                      Year Ended December 31,
                                                          --------------------------------------------------
                                                              2001               2000               1999
                                                              ----               ----               ----
Airline and Other
     Operating revenue (000s)                              $1,201,560         $1,192,984         $ 1,022,541
     RASM (cents)                                                7.42               7.28                6.78
     Operating expense (000s)                              $1,291,342         $1,178,737           $ 929,898
     CASM (cents)                                                7.98               7.19                6.17
     Adjusted CASM (cents)     (Note 1)                          7.56               7.19                6.17

ATALC
     Operating revenue (000s)                                $ 73,924           $ 98,569            $ 99,825
     RASM (cents)                                                0.46               0.60                0.66
     Operating expense (000s)                                $ 76,012          $ 110,246           $ 102,441
     CASM (cents)                                                0.47               0.67                0.67

Note 1 - Airline adjusted CASM excludes special charges, impairment loss and U.S. Government grant compensation from operating expenses in 2001.

Year Ended December 31, 2001, Versus Year Ended December 31, 2000

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200 and Boeing 757-300
aircraft in all of the Company's business units. Data shown for "J31/Saab" operations include the operations of Jetstream 31 and Saab 340B propeller aircraft by Chicago Express as the ATA Connection.

                                                        Twelve Months Ended December 31,
                                             -----------------------------------------------------------
                                                 2001           2000         Inc (Dec)      % Inc (Dec)
                                                 ----           ----         ---------      -----------
Departures Jet                                   56,962         55,714           1,248             2.24
Departures J31/Saab (a)                          26,836         18,985           7,851            41.35
                                             -----------------------------------------------------------
     Total Departures (b)                        83,798         74,699           9,099            12.18
                                             -----------------------------------------------------------

Block Hours Jet                                 172,207        172,824            (617)           (0.36)
Block Hours J31/Saab                             24,836         18,708           6,128            32.76
                                             -----------------------------------------------------------
     Total Block Hours (c)                      197,043        191,532           5,511             2.88
                                             -----------------------------------------------------------

RPMs Jet (000s)                              11,581,733     11,760,135        (178,402)           (1.52)
RPMs J31/Saab (000s)                             94,009         56,669          37,340            65.89
                                             -----------------------------------------------------------
     Total RPMs (000s) (d)                   11,675,742     11,816,804        (141,062)           (1.19)
                                             -----------------------------------------------------------

ASMs Jet (000s)                              16,041,928     16,295,730        (253,802)           (1.56)
ASMs J31/Saab (000s)                            145,759         94,371          51,388            54.45
                                             -----------------------------------------------------------
     Total ASMs (000s) (e)                   16,187,687     16,390,101        (202,414)           (1.23)
                                             -----------------------------------------------------------

Load Factor Jet                                   72.20          72.17            0.03             0.04
Load Factor J31/Saab                              64.50          60.05            4.45             7.41
                                             -----------------------------------------------------------
     Total Load Factor (f)                        72.13          72.10            0.03             0.04
                                             -----------------------------------------------------------

Passengers Enplaned Jet                       8,058,886      7,686,077         372,809             4.85
Passengers Enplaned J31/Saab                    576,339        320,062         256,277            80.07
                                             -----------------------------------------------------------
     Total Passengers Enplaned (g)            8,635,225      8,006,139         629,086             7.86
                                             -----------------------------------------------------------

Revenue $ (000s)                              1,275,484      1,291,553         (16,069)           (1.24)
RASM in cents (h)                                  7.88           7.88               -                -
CASM in cents (i)                                  8.45           7.86            0.59             7.51
Yield in cents (j)                                10.92          10.93           (0.01)           (0.09)

 See footnotes (c) through (j) on page 23.

(a) Chicago Express provides service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South Bend and Springfield as the ATA Connection, currently using 34-seat Saab 340B propeller aircraft. During 1999 and the first three quarters of 2000, Chicago Express operated up to nine 19-seat Jetstream 31 ("J31") aircraft as it phased in the Saab fleet. As of September 30, 2000, all J31 aircraft had been removed from revenue service.

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

Operating Revenues

Total operating revenues in 2001 decreased 1.3% to $1.275 billion, as compared to $1.292 billion in 2000. This decrease was due to a $54.5 million decrease in commercial charter revenues, a $21.1 million decrease in military/government charter revenues, a $7.6 million decrease in ground package revenues, and a $0.3 million decrease in other revenues, partially offset by a $67.4 million increase in scheduled service revenues.

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

                                                       Twelve Months Ended December 31,
                                             -----------------------------------------------------------
                                                 2001           2000         Inc (Dec)      % Inc (Dec)
                                                 ----           ----         ---------      -----------
Departures Jet                                   45,951         40,892           5,059            12.37
Departures J31/Saab (a)                          26,836         18,985           7,851            41.35
                                             -----------------------------------------------------------
     Total Departures (b)                        72,787         59,877          12,910            21.56
                                             -----------------------------------------------------------

Block Hours Jet                                 131,495        118,473          13,022            10.99
Block Hours J31/Saab                             24,836         18,708           6,128            32.76
                                             -----------------------------------------------------------
     Total Block Hours (c)                      156,331        137,181          19,150            13.96
                                             -----------------------------------------------------------

RPMs Jet (000s)                               8,600,314      7,700,639         899,675            11.68
RPMs J31/Saab (000s)                             94,009         56,669          37,340            65.89
                                             -----------------------------------------------------------
     Total RPMs (000s) (d)                    8,694,323      7,757,308         937,015            12.08
                                             -----------------------------------------------------------

ASMs Jet (000s)                              11,297,545     10,025,603       1,271,942            12.69
ASMs J31/Saab (000s)                            145,759         94,371          51,388            54.45
                                             -----------------------------------------------------------
     Total ASMs (000s) (e)                   11,443,304     10,119,974       1,323,330            13.08
                                             -----------------------------------------------------------

Load Factor Jet                                   76.13          76.81           (0.68)           (0.89)
Load Factor J31/Saab                              64.50          60.05            4.45             7.41
                                             -----------------------------------------------------------
     Total Load Factor (f)                        75.98          76.65           (0.67)           (0.87)
                                             -----------------------------------------------------------

Passengers Enplaned Jet                       6,703,150      5,873,598         829,552            14.12
Passengers Enplaned J31/Saab                    576,339        320,062         256,277            80.07
                                             -----------------------------------------------------------
     Total Passengers Enplaned (g)            7,279,489      6,193,660       1,085,829            17.53
                                             -----------------------------------------------------------

Revenue $ (000s)                                820,666        753,301          67,365             8.94
RASM in cents (h)                                  7.17           7.44           (0.27)           (3.63)
Yield in cents (j)                                 9.44           9.71           (0.27)           (2.78)
Revenue per segment $ (k)                        112.74         121.62           (8.88)           (7.30)

See footnotes (a) through (j) on pages 22 and 23.

(k) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in 2001 increased 8.9% to $820.7 million from $753.3 million in 2000. Scheduled service revenues were 64.3% of consolidated revenues in 2001, as compared to 58.3% of consolidated revenues in 2000.

As described in "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001," the Company's scheduled service operations were adversely affected by the terrorist attacks of September 11. The Company estimates that it lost approximately $80.0 million in scheduled service revenues between September 11 and December 31, 2001, as a result of flights which were canceled, and as a result of flights operated with lower load factors and yields. In the eight months ended August 31, 2001, the Company's scheduled service RASM was virtually unchanged at 7.72 cents, as compared to 7.71 cents in the comparable period of 2000. However, due to the decrease in scheduled service demand after the terrorist attacks, resulting in lower load factors and yields, the Company's scheduled service RASM in the last four months of 2001 was 5.92 cents, a decrease of 14.3%, as compared to 6.91 cents in the last four months of 2000.

The Company's scheduled service at Chicago-Midway accounted for approximately 66.8% of scheduled service ASMs and 86.6% of scheduled service departures in 2001, as compared to 63.5% and 83.5%, respectively, during 2000. During the third and fourth quarters of 2001, the Company began operating nonstop flights to Newark and Miami. During the second and third quarters of 2000, the Company began operating nonstop flights to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul. In addition to this new service, the Company served the following existing jet markets in both years: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's LaGuardia Airport, Orlando, Philadelphia, Phoenix, St. Petersburg, San Francisco, San Juan and Sarasota.

In April 1999, the Company acquired all of the issued and outstanding stock of Chicago Express which then operated 19-seat Jetstream 31 propeller aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Lansing and Madison. Chicago Express began service to South Bend, Indiana and Springfield, Illinois, respectively, in October 2000 and August 2001, and ceased flying to Lansing, Michigan, in November 2000. In the first three quarters of 2000, Chicago Express completed the replacement of nine 19-seat Jetstream 31 aircraft with nine 34-seat Saab 340B aircraft. Chicago Express purchased two additional Saab 340B aircraft in the third quarter of 2001.

The Company anticipates that its Chicago-Midway operation will represent an increasing proportion of its scheduled service business in 2002 and beyond. The Company operated 109 peak daily jet and commuter departures from Chicago-Midway in 2001, as compared to 94 in 2000, and served 28 destinations on a nonstop basis in 2001, as compared to 25 nonstop destinations served in 2000. In order to accommodate the growth in jet departures in the existing terminal, in October 2000 Chicago Express established a remote boarding operation at Chicago-Midway Airport with shuttle bus service between the remote location and the main terminal. This change has allowed the Company to convert the former Chicago Express gate to a jet departure gate.

The Company's anticipated growth at Chicago-Midway will be accomplished in conjunction with the construction of new terminal and gate facilities at the Chicago-Midway Airport. In March 2001, the Company occupied 24 newly constructed ticketing and passenger check-in spaces in the new terminal, an increase from 16 ticketing and passenger check-in spaces previously occupied. Once all construction is complete in 2004, the Company expects to occupy 12 jet gates and one commuter aircraft gate at the new airport concourses. One of the gates which the Company will occupy opened on October 30, 2001. The Company moved to seven additional new gates in the first quarter of 2002, and five additional gates are expected to be available for use by the Company in 2004. In addition, construction of a Federal Inspection Service ("FIS") facility at Chicago-Midway was completed in the first quarter of 2002. The Company began nonstop international services from this facility in early 2002 to Aruba, Cancun, Grand Cayman and Guadalajara.

The Company's Hawaii service accounted for 18.6% of scheduled service ASMs and 3.9% of scheduled service departures in 2001, as compared to 17.0% and 4.3%, respectively, in 2000. The Company provided nonstop service in both years from

Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels. The Company believes it has superior operating efficiencies in west coast-Hawaii markets due to the high daily hours of utilization obtained for both aircraft and crews.

The Company's Indianapolis service accounted for 9.2% of scheduled service ASMs and 6.5% of scheduled service departures in 2001, as compared to 12.2% and 8.8%, respectively, in 2000. In both years, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Orlando, St. Petersburg and Sarasota. The Company has served Indianapolis for 29 years through the Ambassadair Travel Club and through scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its schedule and flight frequencies from time to time, particularly with reference to the ongoing impacts of the terrorist attacks. Although unit revenues did partially recover toward the end of 2001, unit revenues in the first quarter of 2002 are expected to be below first quarter 2001 levels. Weak revenues are related to both the ongoing impact of the September 11, 2001 terrorist attacks on the demand for air travel, and continued weakness in the U.S. domestic economy. The Company is adding a small amount of capacity to its scheduled service network in the first quarter of 2002 as it continues to accept new aircraft deliveries. The Company cannot predict when year-over-year unit revenue growth will resume in its scheduled service business.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to customer-designated destinations throughout the world. Commercial charter revenues accounted for 15.1% of consolidated revenues in 2001 as compared to 19.1% in 2000.

The impact of the September 11, 2001 terrorist attacks was less significant on the commercial charter business than on scheduled service. The Company estimates that it lost approximately $1.4 million in commercial charter revenues as a result of flight cancellations during the FAA-mandated air system shutdown from September 11 until September 13, and decreased demand for commercial charter flights following September 11. The majority of the decline in commercial charter revenues in 2001, as compared to 2000, was principally due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying per aircraft each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline in future periods as the fleet supporting this business continues to shrink through aircraft retirements.

Although total commercial charter revenues have declined in 2001, as compared to 2000, commercial charter RASM has increased over the same time periods. The Company has eliminated lower-RASM flying as this business has been reduced in size, thus increasing average RASM on the flying that it has retained.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                 Twelve Months Ended December 31,
                                          -------------------------------------------------------
                                            2001          2000        Inc (Dec)      % Inc (Dec)
                                            ----          ----        ---------      -----------
Departures (b)                                7,293         9,722         (2,429)         (24.98)
Block Hours (c)                              24,495        34,356         (9,861)         (28.70)
RPMs (000s) (d)                           2,010,477     2,687,051       (676,574)         (25.18)
ASMs (000s) (e)                           2,588,780     3,610,413     (1,021,633)         (28.30)
Passengers Enplaned (g)                   1,128,660     1,472,340       (343,680)         (23.34)
Revenue $ (000s)                            192,246       246,705        (54,459)         (22.07)
RASM in cents (h)                              7.43          6.83           0.60            8.78
RASM less fuel escalation (l)                  7.13          6.47           0.66           10.20

See footnotes (b) through (h) on pages 22 and 23.

(l) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low-frequency but repetitive domestic and international flights between city pairs, which support high-passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed-city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $149.7 million in revenues in 2001, as compared to $192.8 million in 2000.

Specialty charter is a product that is designed to meet the unique requirements of a customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. The Company also has operated trips in an all-first-class configuration for certain corporate and high-end leisure clients. Although lower utilization of crews and aircraft and infrequent service to specialty destinations often result in higher average operating costs, the Company has determined that the revenue premium earned by meeting special customer requirements more than compensates for these increased costs. The diversity of the Company's fleet types also permits the Company to meet a customer's particular needs by choosing the aircraft type that provides the most economical solution for those requirements. Specialty charter accounted for approximately $18.8 million in revenues in 2001, as compared to $31.5 million in 2000.

The remainder of commercial charter revenues are attributable primarily to the air revenues of ATALC and Ambassadair, which did not change significantly between years.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government charter operations of the Company.

                                                 Twelve Months Ended December 31,
                                          -------------------------------------------------------
                                            2001          2000        Inc (Dec)      % Inc (Dec)
                                            ----          ----        ---------      -----------
Departures (b)                                3,702         4,961         (1,259)         (25.38)
Block Hours (c)                              16,159        19,443         (3,284)         (16.89)
RPMs (000s) (d)                             965,740     1,339,545       (373,805)         (27.91)
ASMs (000s) (e)                           2,147,248     2,605,791       (458,543)         (17.60)
Passengers Enplaned (g)                     225,641       329,200       (103,559)         (31.46)
Revenue $ (000s)                            167,524       188,557        (21,033)         (11.15)
RASM in cents (h)                              7.80          7.24           0.56            7.73
RASM less fuel escalation (m)                  7.58          6.88           0.70           10.17

See footnotes (b) through (h) on pages 22 and 23.

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

The Company estimates that it lost approximately $1.0 million in military revenues, net of cancellation fees, due to the FAA-mandated shut down of the air traffic system from September 11 until September 13. After having resumed flight operations late in the day on September 13, 2001, the Company's military flight schedule quickly returned to normal. Although current military flight operations of the Company have not been significantly affected by the terrorist attacks of September 11, future operations may be significantly affected by changes in the transportation needs of the U.S. military, possibly in association with military operations in the United States and abroad. Heightened military activities related to international conflict usually bring reduced demand to the Company's scheduled service business. The Company cannot predict the magnitude and possible future impact on its results of operations and financial condition, if any, of these possible future events.

The decline in military revenues in 2001, as compared to 2000, was primarily due to changes in teaming arrangements used both by the Company and some of the Company's competitors in the military/government charter business. Such changes reduced the fixed-award flying allocated to the Company for the contract year ending September 30, 2001. The Company earned $159.3 million in military/government charter revenues in the contract year ended September 30, 2001, a 6.0% reduction as compared to $169.5 million earned in the preceding contract year ended September 30, 2000. Under its current teaming arrangement, the Company expects its military/government charter revenues to increase slightly in the contract year ending September 2002.

The increase in RASM for military/charter revenues in 2001, as compared to 2000, was due to rate increases awarded for the current contract year, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services.

The Company participates in two related military/government charter programs known as "fixed-award" and "short-term expansion." Pursuant to the U.S. military's fixed-award system, each participating airline is awarded certain "mobilization value points" based upon the number and type of aircraft made available by that airline for military flying. In order to increase the number of points awarded, the Company has traditionally participated in contractor teaming arrangements with other airlines. Under these arrangements, the team has a greater likelihood of receiving fixed-award business and, to the extent that the award includes passenger transport, the opportunity for the Company to operate this flying is enhanced since the Company typically represents a majority of the passenger transport capacity of its team. As part of its participation in this teaming arrangement, the Company pays a commission to the team, which passes that revenue on to all team members based upon their mobilization value points. All airlines participating in the fixed-award business contract annually with the U.S. military from October 1 to the following September 30. For each contract year, reimbursement rates are determined for aircraft types and mission categories based upon operating cost data submitted by the participating airlines. These contracts generally are not subject to renegotiation once they become effective.

Short-term expansion business is awarded by the U.S. military first on a pro rata basis to those carriers who have been provided fixed-award business and then to any other carrier with aircraft availability. Short-term expansion flying is generally offered to airlines on very short notice.

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (1) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (2) the percentage of passenger capacity of the Company with respect to its own team; (3) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (4) the availability of the Company's aircraft to accept and fly expansion awards.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental, cruise and other accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its ATALC subsidiary and to its Ambassadair Travel Club members.

Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 34,000 individual and family members annually. ATALC offers numerous ground accommodations to the general public in many areas of the United States, Mexico and the Caribbean. These packages are marketed through travel agents, as well as directly by the Company.

In 2001, ground package revenues decreased 12.7% to $52.2 million, as compared to $59.8 million in 2000. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company, such as cancellation and service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues decreased 0.5% to $42.9 million in 2001, as compared to $43.1 million in 2000.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes.
Salaries, wages and benefits expense in 2001 increased 9.5% to $325.2 million from $297.0 million in 2000.

The Company increased its average equivalent employees by approximately 4.7% between 2001 and 2000. This annual growth rate combines employment growth in conjunction with a growing flight schedule prior to the terrorist attacks on September 11, offset by the employee furloughs under the Company's cost-cutting initiatives implemented shortly after the attacks. Through the first nine months of the year, the average equivalent headcount increased approximately 11.0%, which primarily reflected growth in categories of employees that were required for the increased flight activity the Company was experiencing prior to
September 11. In the fourth quarter of 2001, employment declined by approximately 12.5%, as compared to the fourth quarter of 2000. By the middle of October 2001, the Company had furloughed approximately 1,100 employees as a result of a 20% flight capacity reduction implemented after the September 11 attacks. As of December 31, 2001, the Company had recalled approximately half of those employees furloughed during the fourth quarter of 2001.

Additionally, in May 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to a year-over-year increase in salaries, wages and benefits, the
Company experienced a corresponding reduction in handling, landing and navigation fees, where third-party handling expenses are classified. Chicago Express salaries, wages and benefits also increased in 2001, as compared to 2000, due to the replacement of nine 19-seat Jetstream 31 aircraft with 11 34-seat Saab 340B aircraft, thus more than doubling total commuter seat capacity between years.

Also contributing to the increase in salaries, wages and benefits, is an increase of approximately $7.8 million in benefits expenses to $34.3 million in 2001 as compared to $26.5 million in 2000. This increase is primarily due to increases in medical insurance claims and workers' compensation costs between years.

Fuel and Oil. Fuel and oil expense decreased 8.6% to $251.3 million in 2001, as compared to $274.8 million in 2000. The Company consumed 5.8% fewer gallons of jet fuel for flying operations in 2001, as compared to 2000, which resulted in a decrease in fuel expense of approximately $13.7 million between periods. Fuel consumption varies with changes in jet block hours flown, and with changes in the fleet mix. The Company flew 172,207 jet block hours in 2001, as compared to 172,824 jet block hours in 2000, a decrease of 0.4% between years. Fuel consumption in 2001 was more significantly affected by the delivery of 14 Boeing 737-800 aircraft and five Boeing 757-300 aircraft, replacing certain less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft subsequently retired from service. The Company estimates that approximately $9.4 million of the variance attributable to lower fuel consumption resulted from flying approximately 18,000 of these block hours using the 19 new aircraft, as compared to flying those block hours with the less-fuel-efficient fleets. During 2001, the Company's average cost per gallon of jet fuel consumed decreased by 6.0% as compared to 2000, resulting in a decrease in fuel and oil expense of approximately $12.6 million between periods.

During  2001 and 2000,  the  Company  entered  into  several  fuel  price  hedge contracts  under  which the  Company  sought to  reduce  the risk of fuel  price fluctuations. The Company recorded losses of $2.6 million on these hedge contracts in 2001 as compared to gains of $0.1 million in 2000. As of December 31, 2001, the Company had entered into swap agreements for approximately 6.3 million gallons of heating oil for future delivery between January 2002 and June 2002, which represented approximately 2.6% of total expected fuel consumption in 2002. See "Quantitative and Qualitative Disclosures about Market Risk," and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15 - Fuel Price Risk Management" for more information on the Company's fuel price risk management program.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense decreased 3.0% to $121.3 million in 2001, as compared to $125.0 million in 2000.

During the first nine months of 2001, the Company was depreciating the L-1011-50 and 100 fleet assuming a common retirement date of 2004. However, during 2001, the Company decided to retire several of these aircraft as of their next scheduled heavy maintenance check. During the first nine months of 2001, the Company retired three L-1011-50 aircraft from revenue service in this manner, recording a loss on disposal of $6.6 million for these aircraft in other operating expense. During the fourth quarter of 2001, the Company determined that the remaining 10 L-1011-50 and 100 aircraft, together with related rotable parts and inventory, were impaired in accordance with FAS 121 (See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 16 - Asset Impairment.") Because the Company continues to utilize these assets, they are classified as held for use under FAS 121, and are recorded on the balance sheet at their estimated fair market value at the time of impairment, which is the new asset basis to be depreciated over the assets' estimated remaining useful lives. The useful life of each aircraft is now assumed to end immediately prior to its next scheduled heavy maintenance check. Due primarily to the reduced cost basis of the remaining 10 aircraft, and the retirement of three aircraft, the Company recorded $5.0 million less engine and airframe overhaul amortization expense for the L-1011-50 and 100 fleet in 2001 than in 2000.

In March 2001, the Company entered into an agreement to transfer its entire fleet of 24 Boeing 727-200 aircraft to BATA Leasing LLC ("BATA") by May 2002. (See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12 - Commitments and Contingencies.") As a result, in the first quarter of 2001, the Company implemented a change in accounting estimate to adjust the estimated useful lives and salvage value of these aircraft to the terms of the BATA agreement. This change in accounting estimate resulted in an increase of depreciation expense of $2.5 million in 2001, as compared to 2000.

Immediately following the terrorist attacks of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet from revenue service, although some aircraft will be used for charter service through the first half of 2002. These aircraft were determined to be impaired under FAS 121. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheet as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and will not be recorded in future accounting periods. As a result, the Company did not record any depreciation expense on the Boeing 727-200 fleet in the last four months of 2001, which resulted in a $13.3 million decrease in depreciation expense in 2001, as compared to 2000.

Amortization of capitalized engine and airframe overhauls on the Boeing 757-200 and Lockheed L-1011-500 fleets increased $9.0 million in 2001, as compared to 2000, after including amortization of related manufacturers' credits. This increase is primarily due to amortization of engine overhauls on the Lockheed L-1011-500 and Boeing 757-200 aircraft. Both fleets are relatively new to the Company and neither required overhauls until late 2000.

The remaining $3.1 million increase in depreciation and amortization expense in 2001 as compared to 2000 represents primarily fluctuations associated with rotable parts, owned engines and the provision for inventory obsolescence, along with fluctuations in expenses related to furniture and fixtures, computer hardware and software, and debt issue costs between periods, none of which are individually significant.

Aircraft Rentals. Aircraft rentals expense for 2001 increased 37.3% to $99.0 million, as compared to $72.1 million in 2000. The Company took delivery of two Boeing 757-200 aircraft in June 2000 and two Boeing 757-200 aircraft in November 2000, all of which were financed under operating leases. These four aircraft added $10.3 million to aircraft rentals expense in 2001, as compared to 2000. Aircraft rent also increased $17.6 million for 2001, as compared to 2000, as a result of the delivery of 14 leased Boeing 737-800 and five leased Boeing 757-300 aircraft between May and December of 2001.

Also during 2001, the Company terminated leases on five Boeing 727-200s which were transferred to BATA. The Company also transferred seven owned Boeing 727-200 aircraft to BATA. Subsequently, the Company leased certain of those aircraft from BATA under short-term operating leases. These transactions resulted in a net decrease in aircraft rent of approximately $2.9 million in 2001. Additional Chicago Express aircraft and spare engine leases generated an increase in aircraft rent expense of approximately $1.9 million in 2001, as compared to 2000.

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

Handling, landing and navigation fees decreased by 8.9% to $88.7 million in 2001 as compared to $97.4 million in 2000, although the total number of system-wide jet departures between 2001 and 2000 increased by 2.2% to 56,962 from 55,714. The decrease in handling, landing and navigation fees is primarily due to the reduction in commercial and military/government charter flying between years (much of which is operated to and from international airports), since international handling and landing fees are generally more expensive than at domestic U.S. airports, and air navigation fees apply only to international flying. In 2001, international departures were 6,469, a reduction of 16.7% as compared to international departures of 7,763 in 2000.

The Company also recorded $2.9 million less in de-icing expense in 2001 due to relatively milder weather than as compared to 2000.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800 and Saab 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials & repair expense decreased 12.8% to $61.4 million in 2001, as compared to $70.4 million in 2000.

The 2001 decline in maintenance, materials and repairs expense was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011 and Boeing 727-200 aircraft. During 2001, the Company placed 12 Boeing 727-200 aircraft into BATA and retired three Lockheed L-1011 aircraft from service before related heavy airframe maintenance checks were due to be performed. The Company expects maintenance, materials and repairs expense to continue to decline in future quarters as its older fleets of aircraft continue to be replaced by newer and more technologically advanced twin-engine aircraft with lower maintenance needs.

The Company also recorded a decrease of $3.0 million in maintenance, materials and repairs in 2001, as compared to 2000, due to a negotiated elimination of return condition requirements on one leased Lockheed L-1011 aircraft and the recognition of a return condition receivable on one leased Boeing 757-200 aircraft. The Company accrues estimated costs and credits associated with maintenance return conditions for aircraft on leases as a component of maintenance, materials and repairs expense.

The Company recognized an increase in aircraft maintenance, materials and repairs of $3.0 million in 2001, as compared to 2000, relating to the 11 Saab 340B aircraft operated by Chicago Express.

Crew and Other Employee Travel. Crew and other employee travel consists primarily of the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 9.9% to $59.3 million in 2001 as compared to $65.8 million in 2000.

The decrease in crew and employee travel in 2001, as compared in 2000, was mainly due to a significant decrease in crew positioning expense. The average cost of crew positioning per full-time-equivalent crew member deceased 20.9% in 2001, as compared to 2000. The decrease was primarily due to the decrease in military and charter flights, which often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. For those positioning events which did occur, the Company was also able to obtain lower prices from other air carriers through specifically negotiated agreements, as well as benefiting from lower airfares which became generally available in the second half of 2001. Crew and other employee travel also declined due to a decrease in hotel expenses, also resulting primarily from the decline in international flying.

Passenger Service. Passenger service expense includes the costs of onboard meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 2001 and 2000, catering represented 74.4% and 78.8%, respectively, of total passenger service expense.

The total cost of passenger service decreased 3.7% to $43.9 million in 2001, as compared to $45.6 million in 2000. The Company experienced a decrease of approximately 14.2% in the average unit cost of catering each passenger between 2001 and 2000, primarily because in 2001 there were fewer military and commercial charter passengers in the Company's business mix, which are provided a more expensive catering product due to the longer stage length of these flights. This resulted in a price-and-business-mix decrease of $5.4 million in catering expense in 2001, as compared to 2000. Total jet passengers boarded increased 4.9% between years, resulting in approximately $2.1 million in higher volume-related catering expenses between the same sets of comparative periods.

In 2001, as compared to 2000, the Company incurred approximately $1.8 million in higher expenses for mishandled baggage and passenger inconvenience due to flight delays and cancellations.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 17.1% to $42.2 million in 2001, as compared to $50.9 million in 2000.

Ground package costs vary based on the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions in the Company's markets, all of which factors can change from period to period. This decline was more significant than the decline in ground package revenue in 2001 as compared to 2000, because the Company received discounted hotel pricing in the last half of the year due to the weakening economy and the reduction in travel demand after the September 11 attacks.

Other Selling Expenses. Other selling expenses are comprised primarily of fees paid to computer reservation systems ("CRS") for scheduled service bookings, credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 13.4% to $41.6 million in 2001, as compared to $36.7 million in 2000.

Approximately $3.7 million of this increase in 2001 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and partially because of increases in rates charged by CRS systems for improved booking functionality. Credit card discount expense increased $1.5 million as compared to 2000, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of vacation packages and single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 11.0% to $34.8 million in 2001, as compared to $39.1 million in 2000.

Approximately $3.8 million of the decrease in commissions in 2001, as compared 2000, was attributable to lower military commissions, which is consistent with the decrease in military revenue between the same time periods. The Company also experienced a decrease of $2.5 million between 2001 and 2000 in commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenues for that affiliate. These decreases were partially offset by increases in scheduled service commissions of $2.2 million between 2001 and 2000 due to an increase in scheduled service sales made by travel agents.

Advertising. Advertising expense increased 20.0% to $26.4 million in 2001, as compared to $22.0 million in 2000. The Company routinely incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air and ground packages. In 2001, the Company increased its advertising (introducing a new marketing campaign) primarily in Chicago in connection with the arrival of the new Boeing 737-800 and 757-300 aircraft, the opening of new ticketing and baggage claim facilities at Chicago-Midway Airport, the announcement of new scheduled service destinations, and the promotion of low fares as compared to the competition. The Company expects to continue to increase advertising expenditures as it seeks to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub.

The Company also incurred $6.3 million of incremental advertising costs in 2001 associated with rebuilding customer demand after the September 11 terrorist attacks, but due to their unusual nature, these expenses were included as special charges on the income statement. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001."

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as at airports, regional sales offices and general offices. The cost of facilities and other rentals increased 27.8% to $20.2 million in 2001, as compared to $15.8 million in 2000. Growth in facilities costs between periods was primarily attributable to the need to provide maintenance, flight crew and passenger service facilities at airport locations to support new scheduled service destinations and higher frequencies to existing destinations. The Company also began occupancy of significantly expanded and improved passenger check-in and baggage claim facilities at Chicago-Midway Airport beginning in March 2001.

Special Charges. Special charges represent expenses arising from September 11, 2001 terrorist attacks which have been classified as unusual in nature under Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Special charges incurred in 2001 amounted to $21.5 million. For additional details with respect to the special charges, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2- Impact of Terrorist Attacks on September 11, 2001."

Impairment Loss. Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Most of the aircraft were retired from revenue service in the fourth quarter of 2001, although some are being used for charter service through the first half of 2002. In accordance with FAS 121, the Company determined that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s was less than the net book value of these aircraft and the related rotable parts and inventory. Therefore, these assets were impaired under FAS 121. In 2001, the Company recorded an asset impairment charge on these assets of $44.5 million.

Also, in the fourth quarter of 2001, the Company determined that, in accordance with FAS 121, the estimated future undiscounted cash flows expected to be generated by the Lockheed L-1011-50 and 100 fleet was less than the current net book value of these aircraft and the related rotable parts and inventory. Therefore, the assets were impaired under FAS 121. The Company recorded an asset impairment charge on these assets of $67.8 million in 2001.

FAS 121 requires that whenever events or circumstances indicate that the Company may not be able to recover the net book value of its productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. The Company had been routinely performing FAS 121 impairment evaluations for its Lockheed L-1011-50 and 100, and Boeing 727-200 fleets for several quarters, due to their expected replacement by newer aircraft which were ordered in May 2000. Prior to the events of September 11, 2001 no impairment was indicated under FAS 121 for either fleet. However, the terrorist attacks of September 11 significantly reduced demand for air travel in the United States, causing the Company, and most major airlines, to reduce available seat capacity by 20%. This reduction in future flying caused the Company to reduce its estimates of future cash flows for these fleets over their remaining useful lives, causing both fleets to meet the impairment criteria of FAS 121.

The application of FAS 121 requires the use of significant judgment and the preparation of numerous significant estimates. The Company estimated future cash flows from the productive use of these fleets by estimating the expected net cash contribution from revenues less operating expenses, and adjusting for estimated cash outflows for heavy maintenance and estimated cash inflows from final disposal of the assets. Such estimates were required for up to seven years into the future. Although the Company believes that its estimates of cash flows in the application of FAS 121 were reasonable, and were based upon all available information, including extensive historical cash flow data about the prior use of these fleets, such estimates nevertheless required substantial judgments and were based upon material assumptions about future events.

Further significant assumptions were required concerning the estimated fair market value of both fleets, since FAS 121 specifies that impaired assets be written down to their estimated fair market value by recording an impairment charge to earnings. As provided under FAS 121, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair market values. Such estimates were significant in determining the amount of the impairment charge to be recorded in 2001, which could have been materially different under different sets of assumptions and estimates. As FAS 121 requires the Company to continuously evaluate fair market values of previously impaired assets, it is possible that future estimates of fair market value may result in additional material charges to earnings, if those estimates indicate a material reduction in fair market value as compared to the estimates made at the end of 2001.

For additional details with respect to these asset impairments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 16 - Asset Impairment."

U.S. Government Grant. On September 22, 2001 President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Act"). Among other things, this legislation was enacted to provide direct payments of cash to domestic U.S. airlines to compensate them for certain economic losses attributable to the terrorist attacks of September 11, 2001. Under the provisions of the Act, U.S. domestic passenger and cargo airlines may receive up to $5.0 billion in total cash grants, with $4.5 billion being specifically reserved for passenger airlines such as the Company. Each passenger airline may receive no more cash than its pro rata share of the $4.5 billion, based upon the ratio of that airline's ASMs to total passenger airline ASMs for the month of August 2001. However, cash compensation paid to any airline must be based upon actual direct and incremental losses incurred by that airline, between September 11, 2001 and December 31, 2001, as a direct result of the terrorist attacks. Therefore, the amount of cash received by any airline is limited by actual direct and incremental losses incurred, which could result in payments to an airline which are less that the maximum amount permitted under the upper limit provided for by the August 2001 ASM calculations.

The DOT was directed by the Act to administer the distribution of grant money to eligible air carriers. The DOT subsequently published regulations under which eligible air carriers were required to submit applications for disbursements of grant monies. Such applications required financial information, documenting to the satisfaction of the DOT that the air carrier had incurred direct and incremental losses attributable to the terrorist attacks. Two such applications were filed by many passenger airlines, including the Company, during the third and fourth quarters of 2001. As a result of the approval of its applications by the DOT, the Company received payments of $32.6 million in the third quarter and $11.9 million in the fourth quarter. The Company accrued total U.S. Government grant revenues of $66.3 million in the second half of 2001 relating to its estimates of direct and incremental losses it incurred during that time period, recording a current receivable of $21.8 million for the balance of cash expected to be paid in 2002.

Based upon the Company's current estimate of its ratio of ASMs to total passenger airline ASMs in August 2001 (which calculations have not yet been finalized or approved by the DOT), the Company estimates that the maximum amount of cash compensation available to it under the Act for direct and incremental losses incurred is approximately $74.0 million. The DOT is expected to publish soon final rules concerning certain agreed upon procedures ("AUPs") to be performed by certified public accountants on financial and other information to be included in air carriers' third and final applications for grant assistance. The DOT has not specified when final applications, including reports on AUPs, will be accepted for processing, but the Company currently estimates that this is likely to occur in the second quarter of 2002.

Generally accepted accounting principles in the United States ("GAAP") pertaining to revenue recognition provide that revenue should be recognized when: (1) substantially all requirements or conditions to earn that revenue are completed or satisfied; (2) the dollar amount of such revenues can be reasonably estimated; and (3) such revenues have been realized in cash, or future realization in cash is reasonably assured.

The application of GAAP to the specific circumstances of the Act required significant judgments and estimates to be made by the Company. The term "direct and incremental losses attributable to the terrorist attacks of September 11, 2001" was not defined in detail by either the Act or the interpreting DOT regulations, nor were specific measurement guidelines provided for any particular loss item. Such terms as "direct," "incremental," and "loss" can have different meanings in common usage and in economic, accounting or other business literature. In its two grant applications to the DOT in 2001, the Company chose to use GAAP in selecting and measuring direct and incremental losses to be reimbursed under the Act.

The Company applied significant judgment in determining which GAAP loss items met the conditions for reimbursement under the Act and associated regulations, and applied further significant judgments in estimating the amounts of such losses. For example, the Company estimated revenues lost as a direct result of reduced air travel demand immediately after the attacks and claimed the loss of these revenues as reimbursable under the Act. Estimates of such losses required substantial judgment, as they needed to be made with reference to expectations of what revenues would likely have been if the attacks had never taken place. The Company used all objective evidence available to it in making such estimates. In the case of estimating lost revenues, the Company analyzed and made comparisons of post-attack revenues to actual revenues earned immediately prior to the attacks, as well as to actual revenues earned by the Company in the same months of prior years, and with reference to revenue forecasts prepared prior to the attacks. The amounts of U.S. Government grant compensation recorded in 2001 could have been materially different using different assumptions and judgments.

The DOT, upon processing the Company's second application, disallowed reimbursement to the Company under the Act of certain losses included in the Company's results of operations under GAAP in 2001. These disallowed reimbursements included impairment losses on the Company's Boeing 727-200 aircraft and future rent payments due under Boeing 727-200 leases for aircraft idled immediately after the attacks. Although the DOT did not provide any official reasons for this decision to the Company, nor has it published any related guidance in its regulations concerning the treatment of these loss items under the Act, the Company has not accrued any U.S. Government grant revenue pertaining to these disallowed items. The Company is protesting the specific disallowances made by the DOT on its applications. If the Company prevails in this protest, it could record additional U.S. Government grant compensation of up to $7.7 million.

Under the provisions of the Act, all airlines receiving cash compensation are subject to audit by agencies of the U.S. Government for up to five years. It is possible that upon audit by such agencies loss items for which the Company has recorded U.S. Government grant revenues in 2001 may be disallowed under new regulations, or according to audit interpretations by those agencies of the Company's accounting estimates and judgments. It is therefore possible that material adjustments to U.S. Government grant revenues recorded in 2001 may be required in future years.

Other Operating Expenses. Other operating expenses increased 10.9% to $84.6 million in 2001, as compared to $76.3 million in 2000. The purchase by ATALC of charter air services from airlines other than the Company was $4.0 million higher in 2001 than in 2000. Flight simulator rentals increased $3.3 million between years due to the crew training required to introduce the new aircraft.

The Company also recorded a loss on disposal of three Lockheed L-1011-50 aircraft in 2001, as compared to one Lockheed L-1011-50 aircraft in 2000, resulting in an increase of loss on disposal of $4.4 million in 2001 as compared to 2000. These increases were partially offset by net decreases in other expenses included in this category, none of which were individually significant.

Interest Income and Expense. Interest expense in 2001 decreased 4.4% to $30.1 million, as compared to $31.5 million in 2000. The Company capitalized additional interest totaling $10.8 million in 2001, as compared to 2000, on aircraft pre-delivery deposits. Additional interest expense of $7.4 million, all of which was capitalized, was incurred in 2001, as compared to 2000, for incremental borrowings made to fund a portion of aircraft pre-delivery deposits.

The Company also incurred approximately $2.0 million in interest expense in 2001, relating to three Boeing 757-300 aircraft which were temporarily financed with bridge debt immediately after the September 11, 2001 terrorist attacks. These aircraft were refinanced with operating leases at the end of 2001.

The Company invested excess cash balances primarily in commercial paper and money market funds and thereby earned $5.3 million in interest income in 2001, as compared to $8.4 million in 2000. The decrease in interest income between periods is mainly due to a decline in the average interest rate earned between periods on these investments.

Income Tax Expense. In 2001, the Company recorded $39.8 million in income tax credits applicable to $116.1 million of pre-tax loss for that period, while in 2000 the Company recorded $4.6 million in income tax credits applicable to $19.9 million of pre-tax loss. The effective tax rate applicable to credits in 2001 was 34.2%, as compared to an effective tax rate of 23.1% in 2000.

Income tax credits in both periods were affected by the permanent non-deductibility for federal income tax purposes of 40% of certain amounts paid for crew per diem. The value of these permanent differences was not significantly different in 2001 as compared to 2000, so they impacted 2000 taxable loss more significantly.

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

                                                       Twelve Months Ended December 31,
                                             -----------------------------------------------------------
                                                 2000           1999         Inc (Dec)      % Inc (Dec)
                                                 ----           ----         ---------      -----------
Departures Jet                                   55,714         50,207           5,507            10.97
Departures J31/Saab (a)                          18,985         17,716           1,269             7.16
                                             -----------------------------------------------------------
     Total Departures (b)                        74,699         67,923           6,776             9.98
                                             -----------------------------------------------------------

Block Hours Jet                                 172,824        157,481          15,343             9.74
Block Hours J31/Saab                             18,708         17,979             729             4.05
                                             -----------------------------------------------------------
     Total Block Hours (c)                      191,532        175,460          16,072             9.16
                                             -----------------------------------------------------------

RPMs Jet (000s)                              11,760,135     10,913,081         847,054             7.76
RPMs J31/Saab (000s)                             56,669         35,922          20,747            57.76
                                             -----------------------------------------------------------
     Total RPMs (000s) (d)                   11,816,804     10,949,003         867,801             7.93
                                             -----------------------------------------------------------

ASMs Jet (000s)                              16,295,730     15,025,000       1,270,730             8.46
ASMs J31/Saab (000s)                             94,371         57,630          36,741            63.75
                                             -----------------------------------------------------------
     Total ASMs (000s) (e)                   16,390,101     15,082,630       1,307,471             8.67
                                             -----------------------------------------------------------

Load Factor Jet                                   72.17          72.63           (0.46)           (0.63)
Load Factor J31/Saab                              60.05          62.33           (2.28)           (3.66)
                                             -----------------------------------------------------------
     Total Load Factor (f)                        72.10          72.59           (0.49)           (0.68)
                                             -----------------------------------------------------------

Passengers Enplaned Jet                       7,686,077      6,838,339         847,738            12.40
Passengers Enplaned J31/Saab                    320,062        206,304         113,758            55.14
                                             -----------------------------------------------------------
     Total Passengers Enplaned (g)            8,006,139      7,044,643         961,496            13.65
                                             -----------------------------------------------------------

Revenue $ (000s)                              1,291,553      1,122,366         169,187            15.07
RASM in cents (h)                                  7.88           7.44            0.44             5.91
CASM in cents (i)                                  7.86           6.84            1.02            14.91
Yield in cents (j)                                10.93          10.25            0.68             6.63

 See footnotes (a) through (j) on pages 22 and 23.

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

                                                       Twelve Months Ended December 31,
                                             -----------------------------------------------------------
                                                 2000           1999         Inc (Dec)      % Inc (Dec)
                                                 ----           ----         ---------      -----------
Departures Jet                                   40,892         35,402           5,490            15.51
Departures J31/Saab (a)                          18,985         17,716           1,269             7.16
                                             -----------------------------------------------------------
     Total Departures (b)                        59,877         53,118           6,759            12.72
                                             -----------------------------------------------------------

Block Hours Jet                                 118,473        104,555          13,918            13.31
Block Hours J31/Saab                             18,708         17,979             729             4.05
                                             -----------------------------------------------------------
     Total Block Hours (c)                      137,181        122,534          14,647            11.95
                                             -----------------------------------------------------------

RPMs Jet (000s)                               7,700,639      6,828,181         872,458            12.78
RPMs J31/Saab (000s)                             56,669         35,922          20,747            57.76
                                             -----------------------------------------------------------
     Total RPMs (000s) (d)                    7,757,308      6,864,103         893,205            13.01
                                             -----------------------------------------------------------

ASMs Jet (000s)                              10,025,603      8,809,564       1,216,039            13.80
ASMs J31/Saab (000s)                             94,371         57,630          36,741            63.75
                                             -----------------------------------------------------------
     Total ASMs (000s) (e)                   10,119,974      8,867,194       1,252,780            14.13
                                             -----------------------------------------------------------

Load Factor Jet                                   76.81          77.51           (0.70)           (0.90)
Load Factor J31/Saab                              60.05          62.33           (2.28)           (3.66)
                                             -----------------------------------------------------------
     Total Load Factor (f)                        76.65          77.41           (0.76)           (0.98)
                                             -----------------------------------------------------------

Passengers Enplaned Jet                       5,873,598      4,878,643         994,955            20.39
Passengers Enplaned J31/Saab                    320,062        206,304         113,758            55.14
                                             -----------------------------------------------------------
     Total Passengers Enplaned (g)            6,193,660      5,084,947       1,108,713            21.80
                                             -----------------------------------------------------------

Revenue $ (000s)                                753,301        624,647         128,654            20.60
RASM in cents (h)                                  7.44           7.04            0.40             5.68
Yield in cents (j)                                 9.71           9.10            0.61             6.70
Revenue per segment $ (k)                        121.62         122.84           (1.22)           (0.99)

See footnotes (a) through (j) on pages 22 and 23.
See footnote (k) on page 24.

Scheduled service revenues in 2000 increased 20.6% to $753.3 million from $624.6 million in 1999. Scheduled service revenues were 58.3% of consolidated revenues in 2000, as compared to 55.7% of consolidated revenues in 1999.

The Company's scheduled service at Chicago-Midway accounted for approximately 63.5% of scheduled service ASMs and 83.5% of scheduled service departures in 2000, as compared to 56.7% and 77.2%, respectively, during 1999. During the second and third quarters of 2000, the Company began operating nonstop flights to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul, none of which were served in the comparable periods of 1999. In addition to this new service, the Company served the following existing jet markets in both years: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's John F. Kennedy Airport (seasonal), New

York's LaGuardia Airport, Orlando, Phoenix, St. Petersburg, San Francisco, San Juan and Sarasota. The Company, in cooperation with a tour operator partner, began nonstop service to Hawaii from Chicago-O'Hare International Airport and New York's John F. Kennedy International Airport in December of 2000, but discontinued this service during 2001.

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

Commercial Charter Revenues. Commercial charter revenues accounted for 19.1% of consolidated revenues in 2000 as compared to 23.5% in 1999. The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                 Twelve Months Ended December 31,
                                          -------------------------------------------------------
                                            2000          1999        Inc (Dec)      % Inc (Dec)
                                            ----          ----        ---------      -----------
Departures (b)                                9,722        10,212           (490)          (4.80)
Block Hours (c)                              34,356        37,119         (2,763)          (7.44)
RPMs (000s) (d)                           2,687,051     3,253,165       (566,114)         (17.40)
ASMs (000s) (e)                           3,610,413     4,129,966       (519,553)         (12.58)
Passengers Enplaned (g)                   1,472,340     1,753,237       (280,897)         (16.02)
Revenue $ (000s)                            246,705       263,766        (17,061)          (6.47)
RASM in cents (h)                              6.83          6.39           0.44            6.89
RASM less fuel escalation (l)                  6.47          6.35           0.12            1.89

See footnotes (b) through (h) on pages 22 and 23.
See footnote (l) on page 27.

Track charter accounted for approximately $192.8 million in revenues in 2000, as compared to $193.8 million in 1999. Specialty charter accounted for approximately $31.5 million in revenues in 2000, as compared to $40.0 million in 1999.

Military/Government Charter Revenues. Military/government charter revenues accounted for 14.6% of consolidated revenues in 2000, as compared to 11.2% in 1999. The following table sets forth, for the periods indicated, certain key operating and financial data for the military/government charter operations of the Company.

                                                 Twelve Months Ended December 31,
                                          -------------------------------------------------------
                                            2000          1999        Inc (Dec)      % Inc (Dec)
                                            ----          ----        ---------      -----------
Departures (b)                                4,961         4,444            517            11.63
Block Hours (c)                              19,443        15,354          4,089            26.63
RPMs (000s) (d)                           1,339,545       818,627        520,918            63.63
ASMs (000s) (e)                           2,605,791     2,027,471        578,320            28.52
Passengers Enplaned (g)                     329,200       199,013        130,187            65.42
Revenue $ (000s)                            188,556       126,213         62,343            49.40
RASM in cents (h)                              7.24          6.23           1.01            16.21
RASM less fuel escalation (m)                  6.88          6.21           0.67            10.79

See footnotes (b) through (h) on page 22 and 23.
See footnote (m) on page 28.

Ground Package Revenues. In 2000, ground package revenues increased 2.7% to $59.8 million, as compared to $58.2 million in 1999. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues decreased 13.1% to $43.1 million in 2000, as compared to $49.6 million in 1999.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits expense in 2000 increased 17.6% to $297.0 million from $252.6 million in 1999. The Company increased its average equivalent employees by approximately 20.4% between 2000 and 1999. This growth was most significant in categories of employees that are influenced directly by flight activity, such as flight crews and maintenance staff. Beginning in May 2000, the Company replaced its contracted ground handler at its busiest airport, Chicago-Midway, with its own ramp employees. Although this contributed to the increase in salaries, wages and benefits, the Company experienced a corresponding reduction in handling, landing and navigation fees. Some further employment growth in 2000 was also provided to improve customer service in targeted areas by increasing customer service staff, such as at airport ticket counters, in reservations facilities and in other staff groups primarily involved in delivering services to the Company's customers. Staff increases also occurred for Chicago Express as a result of increased passengers boarded due to the conversion from 19-seat to 34-seat aircraft in the first nine months of 2000. The Company also experienced a significant increase in employee benefit costs in 2000, as compared to 1999.

These increases in salaries, wages and benefits costs were partially offset by the elimination of employee incentive awards in 2000. In 1999, the Company recognized $6.4 million in incentive awards while no incentive awards were earned in 2000.

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

During 2000, the Company's average cost per gallon of jet fuel consumed increased by 49.7% as compared to 1999, resulting in an increase in fuel and oil expense of approximately $91.6 million between periods. The Company contracts with most commercial charter customers, the U.S. military, and with certain bulk-seat purchasers to provide for fuel escalation revenue, which partially offset the impact of higher fuel prices. In 2000, the Company recognized $26.4 million in fuel escalation revenue, as compared to $1.8 million recognized in 1999.

The Company implemented a fuel hedge program beginning in the third quarter of 2000, consisting of swap agreements for heating oil. As of December 31, 2000, the Company had entered into swap agreements for approximately 13.6 million gallons of heating oil for future delivery between January 2001 and September 2001, which represented approximately 6.3% of total expected fuel consumption for that period.

Depreciation and Amortization. Depreciation and amortization expense increased 30.2% to $125.0 million in 2000, as compared to $96.0 million in 1999.

Depreciation expense attributable to owned airframes, engines and leasehold improvements increased $9.3 million in 2000, as compared to 1999. The Company added four owned Lockheed L-1011-500s, to the Company's fleet from late 1999 through 2000. The Company also purchased seven hushkits for Boeing727-200 aircraft and two spare engines for the Lockheed L-1011-500s late in 1999 through 2000. The Company also increased its investment in rotable parts, furniture and fixtures, and computer hardware and software, and increased its provision for inventory obsolescence and amortization of debt issue costs between years. These changes resulted in an increase in depreciation and amortization expense of $8.4 million in 2000, as compared to 1999.

Amortization of capitalized engine and airframe overhauls increased $8.5 million in 2000, as compared to 1999, after including amortization of related manufacturers' credits. Changes to the cost of overhaul amortization were partly due to the increase in total block hours and cycles flown between comparable periods for the Lockheed L-1011 fleet, since such expense varies with that activity, and partly due to the completion of more engine and airframe overhauls in 2000 for the Boeing 727-200 and Lockheed L-1011 fleets. Rolls-Royce-powered Boeing 757-200 aircraft, 13 of which were delivered new from the manufacturer since late 1995, are starting to generate engine and airframe overhaul expense. This resulted in a $1.2 million increase in amortization costs between periods.

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

Handling, Landing and Navigation Fees. Handling, landing and navigation fees increased by 9.1% to $97.4 million in 2000 as compared to $89.3 million in 1999. The total number of system-wide jet departures between 2000 and 1999 increased by 11.0% to 55,714 from 50,207. The lower rate of growth in handling costs in 2000, as compared to the growth in departures, was partly due to the implementation of self-handling on the ramp at Chicago-Midway Airport beginning in May 2000, which was done with third-party contractors during all of 1999. A corresponding increase in salaries, wages and benefits attributable to self-handling was experienced during the remainder of 2000.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repair expense increased 26.6% to $70.4 million in 2000, as compared to $55.6 million in 1999. The Company performed a total of 62 maintenance checks on its fleet during 2000 as compared to 53 such checks in 1999. The cost of materials consumed and components repaired in association with such checks and other maintenance activity increased by $9.0 million between 2000 and 1999.

The Company recognized an increase in aircraft maintenance, materials and repairs of $2.5 million in 2000, as compared to 1999, due to the consolidation of the results of its wholly owned subsidiary, Chicago Express. The results of operation for Chicago Express were consolidated with the Company beginning in May 1999.

Crew and Other Employee Travel. The cost of crew and other employee travel increased 32.4% to $65.8 million in 2000 as compared to $49.7 million in 1999. Positioning and hotel costs increased significantly in 2000 due primarily to the substantial increase in military departures in 2000, as compared to 1999. Military flights often operate to and from points remote from the Company's crew bases, thus requiring significant positioning expenditures for cockpit and cabin crews on other airlines. Also, due to heavy airline industry load factors in 2000, the Company paid higher average fares to position crews. Average hotel costs are also higher for military operations since hotel rates at international locations generally exceed domestic U.S. hotel rates.

Passenger Service. For 2000 and 1999, catering represented 78.8% and 82.0%, respectively, of total passenger service expense. The total cost of passenger service increased 16.3% to $45.6 million in 2000, as compared to $39.2 million in 1999. The Company experienced an increase of approximately 2.1% in the average unit cost of catering each passenger between 2000 and 1999, primarily because in 2000 there were relatively more military passengers in the Company's business mix, who are provided a more expensive catering product due to military catering specifications and the longer average duration of these flights. This resulted in a price-and-business-mix increase of $0.8 million in catering expense in 2000, as compared to 1999.

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

Ground Package Cost. Ground package cost increased 3.9% to $50.9 million in 2000, as compared to $49.0 million in 1999. Ground package costs increased in proportion to the increase in ground package revenues.

Other Selling Expenses. Other selling expenses increased 30.6% to $36.7 million in 2000, as compared to $28.1 million in 1999. Approximately $6.3 million of this increase in 2000 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and partially from increases in rates charged by CRS systems. Credit card discount expense increased $3.0 million in 2000, as compared to 1999, primarily due to higher volumes of scheduled service tickets sold using credit cards as form of payment. Toll-free telephone services decreased by $0.8 million in 2000, as compared to 1999, due to billing rate reductions secured from related vendors.

Commissions. Commissions expense remained unchanged at $39.1 million between 2000 and 1999. The Company incurred higher military commissions expense of $4.4 million in 2000, as compared to 1999, which is consistent with growth in military revenues between years. These increases were largely offset by decreases in scheduled service commissions of $4.9 million due to an industry reduction in travel agency commission from 8.0% to 5.0% effective in the fourth quarter of 1999.

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

Other Operating Expenses. Other operating expenses increased 5.7% to $76.3 million in 2000, as compared to $72.2 million in 1999. The purchase by ATALC of charter air services from airlines other than the Company was $7.5 million less in 2000 than in 1999, due to the increased utilization of the Company's own aircraft for ATALC charter programs. In 1999, the Company incurred $3.1 million in Chicago Express code-share expenses, which were not incurred during any period in 2000. Other expenses included in this category increased in 2000 as the Company's flight activity increased. Expenses increasing year over year included flight simulator rentals, professional fees, insurance and supplies. The Company also incurred higher costs associated with irregular flight operations in 2000, as compared to 1999.

Interest Income and Expense. Interest expense in 2000 increased 50.0% to $31.5 million, as compared to $21.0 million in 1999. The increase in interest expense between periods was primarily due to changes in the Company's capital structure resulting from the sale in December 1999 of $75.0 million in principal amount of 10.5% unsecured senior notes. Additional interest expense of $7.7 million was recorded in 2000 applicable to these notes, as compared to 1999.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $8.4 million in interest income in 2000, as compared to $5.4 million in 1999, when less cash was available for such investment.

Other Non-operating Income. Other non-operating income decreased 82.4% to $0.6 million in 2000, as compared to $3.4 million in 1999. The Company holds a membership interest in the SITA Foundation ("SITA"), an organization that provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February and December 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including the Company) that elected to participate in the offering. The Company recorded a gain of $1.7 million in the first quarter of 1999 and a similar gain of $1.3 million in the fourth quarter of 1999.

Income Tax Expense. In 2000, the Company recorded $4.6 million in income tax credits applicable to $19.9 million of pre-tax loss for that period, while in 1999 income tax expense was $30.5 million on pre-tax income of $77.8 million. The effective tax rate applicable to credits in 2000 was 23.1%, as compared to an effective tax rate of 39.1% in 1999.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of certain amounts paid for crew per diem (40% in 2000 and 45% in 1999). The effect of this and other permanent differences on the effective income tax rate for financial accounting purposes is to increase the effective rate as amounts of pre-tax income decrease and to decrease tax credits otherwise applicable to pre-tax losses.

Liquidity and Capital Resources

Cash Flows. In 2001, 2000 and 1999, net cash provided by operating activities was $144.4 million, $111.7 million and $152.7 million, respectively. The increase in cash provided by operating activities between 2000 and 2001 primarily resulted from changes in operating assets and liabilities, the non-cash  impact of  impairment  losses  recognized  on the Boeing  727-200  and
Lockheed L-1011-50 and 100 fleets, partially offset by lower earnings. Significant changes in operating assets and liabilities in 2001 included: (1) an increase in receivables, primarily comprised of a receivable for $21.8 million for U.S. Government grant compensation due under the Air Transportation Safety and System Stabilization Act; (2) an increase in trade payables of $16.9 million, representing extended payment terms negotiated with trade vendors subsequent to the events of September 11; and (3) an increase in accrued expenses of $32.8 million, approximately $16.0 million of which represents deferred payment of certain federal and state taxes authorized by several taxing jurisdictions until the first quarter of 2002. The decrease in operating cash flows between 1999 and 2000 was primarily attributable to lower earnings, partially offset by higher depreciation and amortization charges.

Net cash used in investing activities was $129.8 million, $290.8 million and $305.7 million, respectively, in the years ended December 31, 2001, 2000 and 1999. In 2001, $30.8 million of expenditures were made for pre-delivery deposits on future deliveries of new aircraft, net of returned deposits on delivered aircraft, as compared to $117.0 million and $7.4 million made for these deposits in 2000 and 1999, respectively. Capital expenditures totaling $119.8 million, $146.5 million and $266.9 million, respectively, were made in 2001, 2000 and 1999 primarily for aircraft purchases, engine and airframe overhauls, airframe improvements, hushkit installations, and the purchase of rotable parts. In 1999, the Company's capital expenditures also included $115.7 million for the purchase and modification of five L-1011-500 aircraft and the purchase of nine Boeing 727-200 aircraft that were previously leased. In 2001, net cash used in investing activities was reduced by $27.3 million in cash provided from BATA upon transfer of 12 Boeing 727-200 aircraft to this joint venture. In 2001, 2000 and 1999, noncurrent prepaid aircraft rent increased $17.2 million, $16.8 million and $15.2 million, respectively, reflecting primarily the cash rent pre-payments due at inception of many new Boeing 737-800, Boeing 757-200 and Boeing 757-300 operating leases. The increase in other assets in 1999 included $24.4 million in goodwill associated with the acquisitions of units of ATALC, Chicago Express and 50% of ATA Cargo.

Net cash provided by financing activities for the years ended December 31, 2001, 2000 and 1999 was $40.7 million, $188.1 million and $100.3 million, respectively. In all years, cash provided by financing activities was primarily attributable to proceeds from short-term and long-term debt, net of repayments, which in 2001 primarily consisted of $28.4 million in proceeds related to the financing of pre-delivery deposits on aircraft, the borrowing of $35.0 million under the Company's bank credit facility, and the repayment of $17.0 million in special facility revenue bonds. Also in 2001, the Company borrowed and repaid $153.4 million in temporary bridge debt related to the purchase of three Boeing 757-300 aircraft, which were subsequently financed with operating leases in late 2001. In 2000, net proceeds from short-term and long-term debt primarily consisted of $89.9 million from the financing of pre-delivery deposits on aircraft and proceeds of $23.0 million in notes collateralized by two L-1011-500 aircraft. In 1999, the Company received $75.0 million in proceeds from unsecured senior notes. Net cash provided from financing activities in 2000 also included $80.0 million in proceeds from the issuance of preferred stock.

The Company presently expects that cash generated by operations, together with available borrowings under collateralized credit facilities, the return of pre-delivery deposits held by the manufacturer on future aircraft deliveries and the receipt of additional U.S. Government grant compensation, will be sufficient to fund operations during the next twelve months. For additional details with respect to the grant from the U.S. Government, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001."

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (1) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (2) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including those referred to below; (3) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (4) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (5) the Company's ability to raise additional financing; (6) the price and availability of jet fuel and the availability to the Company of fuel hedges in light of current industry conditions; (7) the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on the Company's ability to operate as planned; (8) any resulting declines in the values of the aircraft in the Company's fleet and any aircraft or other asset impairment charge; (9) the extent of the benefits received by the Company under the Act, taking into account any challenges to and interpretations or amendments of the Act or regulations issued pursuant thereto; and (10) the Company's ability to retain its management and other employees in light of current industry conditions.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure under GAAP, does not guarantee the debt of any other party.

The following table summarizes the Company's contractual debt and operating lease obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                             Cash Payments Currently Scheduled

                                           Total                              2003           2005            After
                                       As of 12/31/01          2002           -2004          -2006            2006
                                       --------------        ---------      ---------      ---------      -----------
                                                                         (in thousands)

Current and long-term debt   (1)        $   497,592          $ 124,059      $ 219,627      $ 135,640      $    18,266

Lease obligations (2)                     2,456,543            162,646        316,694        309,311        1,667,892
                                        -----------          ---------      ---------      ---------      -----------

Total contractual cash obligations      $ 2,954,135          $ 286,705      $ 536,321      $ 444,951      $ 1,686,158
                                        ===========          =========      =========      =========      ===========

(1)  See   discussion  of  debt   obligations   in  "Financial   Statements  and
Supplementary Data - Notes to Consolidated Financial Statements - Note 5 - Long-Term Debt."

(2)  See   discussion  of  operating   leases  in  "Financial   Statements   and
Supplementary Data - Notes to Consolidated Financial Statements - Note 6 - Lease Commitments."

In addition, the Company is committed to taking delivery of 32 new Boeing 757-300 and Boeing 737-800 aircraft in 2002 and beyond, as well as five spare engines. The amounts relating to these aircraft and engines are not included in the table. The Company intends to finance these aircraft and engines with operating leases.

Aircraft and Fleet Transactions. In 2000, the Company entered into a series of agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power the aircraft. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft.

The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the ten new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of December 31, 2001, the Company had taken delivery of five Boeing 737-800s and five Boeing 757-300s purchased directly from Boeing. As a result of the decreased demand for air travel due to the events of September 11, 2001 (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001"), the Company delayed planned delivery dates of certain Boeing 737-800 and Boeing 757-300 aircraft. The delivery dates of seven aircraft were delayed by more than 12 months. All remaining aircraft to be purchased directly from Boeing are now scheduled for delivery between January 2002 and August 2004, rather than May 2004 as previously agreed. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities (see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5 - Long-Term Debt"). As of December 31, 2001, the Company had $170.7 million in pre-delivery deposits outstanding for these aircraft, of which $118.2 million was funded by deposit finance facilities with several lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. As of December 31, 2001, the Company has taken delivery of six Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between January 2002 and May 2004. Both spare engines were received in 2001 and were financed with an operating lease.

The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services ("GECAS"). As of December 31, 2001, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft, to be financed through GECAS leases, are scheduled for delivery in 2002.

The Company has available a bridge financing facility which provides for maximum borrowings of $400.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus three optional margins, depending on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. As of December 31, 2001, the Company had no borrowings under this facility.

The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006.

The Company has committed to purchase an additional two spare Rolls-Royce engines from the engine manufacturer. The first spare engine was received in the third quarter of 2001 and was financed with an operating lease. The second engine is scheduled for delivery in 2002.

On December 27, 2001, the Company entered into an agreement with Boeing to exercise purchase rights on two 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights for eight additional 757-300 aircraft and 40 737-800 aircraft.

In 2000, the Company signed an agreement with GE Engine Services, Inc. for warranty and ongoing maintenance services applicable to the General Electric engines, which will power all 39 Boeing 737-800 aircraft. Under this agreement, overhauls and other engine maintenance will be provided in exchange for fixed payments by the Company for each engine flight hour over the life of the agreement. These payments are accounted for as a component of maintenance, materials and repairs expense as the engine flight hours occur.

In March 2001, the Company formed a limited liability company with Boeing Capital Corporation, Inc. ("BCC") to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA will re-market the Company's fleet of 24 Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001. The Company subsequently entered into short-term operating leases on nine of the 12 transferred aircraft. As of December 31, 2001, eight of the nine leases had terminated, while the Company continued to operate one of these aircraft in early 2002. The Company expects to transfer most of the remaining 12 Boeing 727-200 aircraft to BATA in the first half of 2002. As of December 31, 2001, six of the 12 Boeing 727-200 aircraft not yet transferred to BATA were leased. The Company intends to exercise the available purchase options at the end of these six leases before transferring them to BATA. Therefore, the Company does not expect to incur, and has not accrued, any return condition expenses under these leases.

In June 2001, the Company committed to the purchase of two additional Saab 340B aircraft. These aircraft went into service on August 17 and August 24, 2001, and were paid for in cash.

Significant Financings. The Company has a revolving bank credit facility which provides for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is subject to certain restrictive covenants and is collateralized by all six owned Boeing 727-200 aircraft, nine Lockheed L-1011-50 and L-1011-100 aircraft and engines and three Lockheed L-1011-500 aircraft and engines. The facility agreement provides that in the event of a material adverse occurrence, the lenders can elect not to fund any additional borrowings, and can require repayment of any outstanding balance immediately. No such determination was made relative to the terrorist attacks on September 11, 2001. As of December 31, 2001, the Company had borrowings of $35.0 million against the facility and had outstanding letters of credit of $39.3 million secured by the facility.

As of December 31, 2001 the various aircraft securing the bank credit facility had a collateralized value of $76.7 million. All aircraft currently pledged as collateral for the facility are being reappraised to determine their current collateral value. Since the terrorist attacks of September 11 resulted in a significant increase in surplus used aircraft, the Company anticipates that the appraised values of its pledged aircraft may be lower than before the attacks. In that event, the Company expects to either reduce the maximum borrowings under the facility or to pledge additional assets as collateral for an amended facility. Negotiations are currently underway to amend the agreement, and to implement changes to certain existing financial covenants. The Company expects to have the revised facility in place by the end of the first quarter of 2002, but can provide no assurance as to the outcome of the negotiations.

In February 2000, the Company borrowed $11.5 million, and in September 2000, the
Company   borrowed  an  additional   $11.5  million.   Each  five-year  note  is
collateralized by one Lockheed L-1011-500 aircraft.

In September 2000, the Company obtained a $10.0 million, 14-year loan, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The proceeds of the loan were used to repay an advance received from the City of Indianapolis in December 1995 that had resulted from the sale/leaseback of the facility.

In September 2000, the Company issued 300 shares of Series B Preferred. In December 2000, the Company issued and sold 500 shares of Series A Preferred. The proceeds from the issuance and sale of the Series B Preferred and the Series A Preferred were used for aircraft pre-delivery deposits and general corporate purposes. For additional details with respect to the issuance and sale of the Series B Preferred and Series A Preferred, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10 - Redeemable Preferred Stock."

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, GE Capital Aviation Services, Inc., and Rolls-Royce plc., to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in pre-delivery deposit funding, and as of December 31, 2001, the Company had borrowed $118.2 million against these three facilities. All of this debt has been classified as current in the accompanying balance sheets because it will be repaid through the return of related pre-delivery deposits through lease financing of aircraft scheduled for delivery within the next 12 months. Interest on these facilities is payable monthly. On June 28, 2001, the Company signed a $4.2 million promissory note with ILFC for the purchase of a spare engine. The principal amount of this note was paid on December 11, 2001, when the engine was financed through an operating lease.

In September and October 2001, the Company signed three promissory notes with Boeing Capital Loan Corporation, for a total of $153.4 million, for the purchase of three Boeing 757-300 aircraft. The principal amount of these notes was paid in late December 2001, when the aircraft were financed with operating leases.

On September 28, 2001, the Company signed a $4.7 million promissory note with Rolls-Royce for the purchase of a spare engine. The principal amount of this note was paid on December 18, 2001, when the engine was financed through an operating lease.

Card Agreement. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service and vacation package sales are purchased using these cards.

More than half of these card sales are made using MasterCard or Visa cards. The Company maintains an agreement with a bank for the processing and collection of charges to these cards. Under this agreement, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days of the date of purchase, although the Company may provide the purchased services days, weeks or months later. In 2001, the Company processed approximately $535 million in MasterCard and Visa charges under its merchant processing agreement.

On September 21, 2001, the bank notified the Company that it had determined that the terrorist attacks of September 11, 2001, the ensuing grounding of commercial flights by the FAA, and the significant uncertainty about the level of future air travel entitled the bank to retain cash collected by it on processed card charges as a deposit, up to 100% of the full dollar amount of purchased services to be provided at a future date. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the bank. The deposit secures this potential obligation of the bank to make such refunds.

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of September 30, 2001 the bank had withheld $3.6 million, and as of December 31, 2001 it had increased the deposit to $23.1 million, $20.0 million of which was funded, not with cash but by a letter of credit provided on behalf of the Company by the Company's senior lenders under its revolving bank facility. The Company has classified the remaining $3.1 million in cash withheld as a current receivable.

As of December 31, 2001 the $23.1 million deposit constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of that date. The bank, subject to the execution of a definitive amendment to its agreement with the Company, which is now in negotiation, has agreed to a 60% deposit, with that percentage being subject to increase up to 100% upon the occurrence of various specified adverse events, including noncompliance by the Company with the financial covenants in its senior credit facility. Pending execution of this amendment, the bank in the first quarter of 2002 has continued to require a deposit equal to 60%. A deposit of 100% of this obligation would have resulted in the additional retention of $15.4 million by the bank at December 31, 2001. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The Company has the right to terminate its agreement with the bank upon providing appropriate notice. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 16 months from the date of termination.

Surety Bonds. The Company has historically provided surety bonds to selected vendors, such as airport authorities, to secure the Company's trade payables to those vendors. The DOT also requires the Company to provide a surety bond, in unlimited amount, to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. One issuer currently provides all surety bonds issued on behalf of the Company. Since the charter bond is unlimited in amount, the Company periodically reports historical monthly charter liabilities to the issuer, on the basis of which the current liability is estimated.

Prior to the terrorist attacks of September 11, 2001 the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001 the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability, or $10.2 million. The letter of credit was adjusted to $8.3 million on November 19, 2001, based upon 50% of the estimated liability as of that date.

Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. The Company's letter of credit to the issuer is secured under its revolving bank facility. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

Future Accounting Changes

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new pronouncements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews.

The  Company  will  apply the new rules on  accounting  for  goodwill  and other intangible assets under FAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142, related to the Company's existing goodwill, is expected to result in a reduction in operating expenses of approximately $1.3 million in 2002. During 2002, the Company will also perform the impairment tests of goodwill which are required upon implementation of the new standards. The Company has not yet determined what the effect of these impairment tests will be, if any, on the results of operations and financial position of the Company. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17 - Goodwill and Other Intangible Assets."

In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121 and portions of APB 30. The Company will begin applying the new rules on accounting for the impairment or disposal of long-lived assets in the first quarter of 2002. The Company does not currently expect adoption of the new standard to have a material impact on the results of operations or financial position of the Company.

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

In addition, there are risk factors that relate specifically to the September 11, 2001 terrorist attacks that may cause actual results to be materially different from those expected. These factors include, but are not limited to, the following:

o   the adverse impact of the terrorist attacks on the economy in general;
o the likelihood of a further decline in air travel because of the attacks and as a result of a reduction in the airline industry's operations;
o higher costs associated with new security directives and potential new regulatory initiatives;
o   higher costs for insurance and the continued availability of such insurance;
o the Company's ability to raise additionalfinancing, and to refinance existing borrowings upon maturity;
o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges;
o the extent of benefits paid to the Company under the Act, including challenges to and interpretations or amendments of the Act or associated regulations; and
o the impact on the Company's ability to operate as planned, including its ability to retain key employees.

The Company does not undertake to update its forward-looking statements to reflect future events or circumstances.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including commodity price risk resulting from aircraft fuel price fluctuations and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management might take to mitigate the adverse impact of such changes on the Company. See the notes to consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Aircraft Fuel Prices. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2001, aircraft fuel accounted for approximately 18.4% of the Company's operating expenses, compared to 21.3% in 2000. In addition to purchasing fuel-hedging contracts, the Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter, bulk scheduled service and mail contracts.

During 2001 and 2000, the Company entered into fuel hedge contracts to reduce the volatility of fuel prices, using heating oil swaps. As of December 31, 2001, the Company had outstanding fuel hedge agreements totaling 6.3 million gallons of heating oil, corresponding to 2.6% of the Company's projected aircraft fuel requirements for 2002, as compared to 4.8% of the Company's projected aircraft fuel requirements for 2001 hedged at December 31, 2000.

The following table depicts the estimated fair values the Company would have paid or received on December 31, 2001, had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of December 31, 2001.

                                                                                            Estimated Fair
                                           Notional Amount           Average Contract           Values
                                            (in Gallons)             Rate per Gallon         (Pay)/Receive
                                           ----------------------------------------------------------------

Swap Contracts - Heating Oil                  6,300,000                    $0.7150             ($1,057,035)

Market risk is estimated as a hypothetical 10% increase in the December 31, 2001 cost per gallon of fuel. Based on projected 2002 fuel usage, excluding anticipated protection from escalation clauses, such a change would result in an increase in aircraft fuel expense of approximately $16.5 million, net of the benefit of fuel hedge instruments outstanding at December 31, 2001.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 2001 and 2000, the majority of the Company's variable-rate debt was comprised of approximately $35.0 million and $0.0 of variable-rate debt through a revolving credit facility and approximately $118.2 million and $89.9 million of variable-rate debt funding aircraft pre-delivery deposits, respectively. If interest rates average 100 basis points more on variable-rate debt in 2002, as compared to 2001 average rates, the Company's interest expense on these debt instruments would increase by approximately $1.5 million.

As of December 31, 2001 and 2000, the majority of the Company's fixed-rate debt was comprised of unsecured debt with a carrying value of $300.0 million. Based upon discounted future cash flows using current incremental borrowing rates as of the end of the year for similar types of instruments, the fair value as of December 31, 2001 of this fixed-rate debt is estimated to be approximately $308.2 million. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in market interest rates, was approximately $17.2 million as of December 31, 2001. As of December 31, 2000, that risk was approximately $14.5 million.

If 2002 average short-term interest rates decreased by 100 basis points as compared to 2001 average rates, the Company's projected interest income from short-term investments would decrease by approximately $1.8 million. In comparison, the Company estimated that if 2001 average short-term interest rates decreased by 100 basis points as compared to 2000 average rates, the Company's interest income from short-term investments would have decreased by approximately $1.5 million as of December 31, 2000.

All estimated changes in interest income and expense are determined by considering the impact of hypothetical changes in interest rates on the Company's debt and cash balances at December 31, 2001 and 2000.

Item 8.        Financial Statements and Supplementary Data


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Board of Directors
Amtran, Inc.



We have audited the accompanying consolidated balance sheets of Amtran, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in redeemable preferred stock, common stock and other shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtran, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.





/S/ERNST & YOUNG LLP
Indianapolis, Indiana
January 22, 2002

                                      AMTRAN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                         (Dollars in thousands)

                                                                       December 31,       December 31,
                                                                           2001               2000
                                                                       --------------------------------
                              ASSETS
Current assets:
     Cash and cash equivalents .....................................   $    184,439        $    129,137
     Aircraft pre-delivery deposits ................................        166,574             126,307
     Receivables, net of allowance for doubtful accounts
     (2001 - $1,526; 2000 - $1,191) ................................         75,046              56,605
     Inventories, net ..............................................         47,648              49,055
     Assets held for sale ..........................................         18,600                   -
     Prepaid expenses and other current assets .....................         19,471              25,411
                                                                       ------------        ------------
Total current assets ...............................................        511,778             386,515

Property and equipment:
     Flight equipment ..............................................        327,541             822,979
     Facilities and ground equipment ...............................        119,975             111,825
                                                                       ------------        ------------
                                                                            447,516             934,804
     Accumulated depreciation ......................................       (132,573)           (412,685)
                                                                       ------------        ------------
                                                                            314,943             522,119

Goodwill ...........................................................         21,780              22,858
Assets held for sale ...............................................         33,159                   -
Prepaid aircraft rent ..............................................         49,159              31,979
Investment in BATA .................................................         30,284                   -
Deposits and other assets ..........................................         41,859              68,959
                                                                       ------------        ------------

Total assets .......................................................   $  1,002,962        $  1,032,430
                                                                       ============        ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ...........................   $      5,820        $      6,865
    Short-term debt ................................................        118,239              89,875
    Accounts payable ...............................................         26,948              10,066
    Air traffic liabilities ........................................        100,958             107,050
    Accrued expenses ...............................................        177,102             147,095
                                                                       ------------        ------------
Total current liabilities ..........................................        429,067             360,951

Long-term debt, less current maturities ............................        373,533             361,209
Deferred income taxes ..............................................         13,655              54,503
Other deferred items ...............................................         62,575              51,113
                                                                       ------------        ------------

Total liabilities ..................................................        878,830             827,776

Redeemable preferred stock; authorized and issued 800 shares                 80,000              80,000

Shareholders' equity:
    Preferred stock; authorized 9,999,200 shares; none issued ......              -                   -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,266,642 - 2001; 13,082,118 - 2000 .................         61,964              59,012
    Treasury stock; 1,710,658 shares - 2001; 1,696,355 shares - 2000        (24,768)            (24,564)
    Additional paid-in-capital .....................................         11,534              12,232
    Other comprehensive loss .......................................           (687)                  -
    Retained earnings (deficit) ....................................         (3,911)             77,974
                                                                       ------------        ------------
Total shareholders' equity .........................................         44,132             124,654
                                                                       ------------        ------------

Total liabilities and shareholders' equity .........................   $  1,002,962        $  1,032,430
                                                                       ============        ============

See accompanying notes.

                                               AMTRAN, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                           2001               2000               1999
                                                                       ---------------------------------------------------

Operating revenues:
   Scheduled service ...............................................   $    820,666        $    753,301      $    624,647
   Charter .........................................................        359,770             435,262           389,979
   Ground package ..................................................         52,182              59,848            58,173
   Other ...........................................................         42,866              43,142            49,567
                                                                       -------------       -------------     -------------
Total operating revenues ...........................................      1,275,484           1,291,553         1,122,366
                                                                       -------------       -------------     -------------

Operating expenses:
Salaries, wages and benefits .......................................        325,153             297,012           252,595
Fuel and oil .......................................................        251,333             274,820           170,916
Depreciation and amortization ......................................        121,327             125,041            96,038
Aircraft rentals ...................................................         98,988              72,145            58,653
Handling, landing and navigation fees ..............................         88,653              97,414            89,302
Aircraft maintenance, materials and repairs ........................         61,394              70,432            55,645
Crew and other employee travel .....................................         59,278              65,758            49,707
Passenger service ..................................................         43,856              45,571            39,231
Ground package cost ................................................         42,160              50,903            49,032
Other selling expenses .............................................         41,601              36,650            28,099
Commissions ........................................................         34,789              39,065            39,050
Advertising ........................................................         26,421              22,016            18,597
Facilities and other rentals .......................................         20,241              15,817            13,318
Special charges ....................................................         21,525                   -                 -
Impairment loss ....................................................        112,304                   -                 -
U.S. Government grant ..............................................        (66,318)                  -                 -
Other ..............................................................         84,649              76,339            72,156
                                                                       -------------       -------------     -------------
Total operating expenses ...........................................      1,367,354           1,288,983         1,032,339
                                                                       -------------       -------------     -------------

Operating income (loss) ............................................        (91,870)              2,570            90,027

Other income (expense):
Interest income ....................................................          5,331               8,389             5,375
Interest expense ...................................................        (30,082)            (31,452)          (20,966)
Other ..............................................................            554                 562             3,361
                                                                       -------------       -------------     -------------
Other expenses .....................................................        (24,197)            (22,501)          (12,230)
                                                                       -------------       -------------     -------------

Income (loss) before income taxes ..................................       (116,067)            (19,931)           77,797
Income taxes (credit) ..............................................        (39,750)             (4,607)           30,455
                                                                       -------------       -------------     -------------
Net income (loss) ..................................................        (76,317)            (15,324)           47,342

Preferred stock dividends ..........................................         (5,568)               (375)                -
                                                                       -------------       -------------     -------------
Income (loss) available to common shareholders .....................   $    (81,885)       $    (15,699)     $     47,342
                                                                       =============       =============     =============

Basic earnings per common share:
Average shares outstanding .........................................     11,464,125          11,956,532        12,269,474
Net income (loss) per common share .................................   $      (7.14)       $      (1.31)     $       3.86
                                                                       =============       =============     =============

Diluted earnings per common share:
Average shares outstanding .........................................     11,464,125          11,956,532        13,469,537
Net income (loss) per common share .................................   $      (7.14)       $      (1.31)     $       3.51
                                                                       =============       =============     =============

See accompanying notes.

                                                    AMTRAN, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                                       (Dollars in thousands)

                                        Redeemable                         Additional    Deferred     Other   Retained
                                        Preferred    Common    Treasury      Paid-in       Comp       Compr   Earnings
                                          Stock       Stock      Stock       Capital       ESOP       Loss    (Deficit)      Total
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Balance, December 31, 1998 .............     $ -     $47,632    $(1,881)     $11,735     $(1,066)       $ -    $46,331     $102,751
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Net income .............................       -           -          -            -           -          -     47,342       47,342

Issuance of common stock for ESOP ......       -           -          -           37         533          -          -          570

Restricted stock grants ................       -          32          -          (10)          -          -          -           22

Stock options exercised ................       -       6,897          -       (3,207)          -          -          -        3,690

Purchase of treasury stock .............       -           -     (8,619)           -           -          -          -       (8,619)

Disqualifying disposition of stock .....       -           -          -        3,887           -          -          -        3,887

Acquisition of businesses ..............       -       1,265          -          468           -          -          -        1,733
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Balance, December 31, 1999 .............       -      55,826    (10,500)      12,910        (533)         -     93,673      151,376
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Net loss ...............................       -           -          -            -           -          -    (15,324)     (15,324)

Issuance of redeemable preferred stock..  80,000           -          -            -           -          -          -       80,000

Issuance of common stock for ESOP ......       -           -          -          276         533          -          -          809

Preferred dividends ....................       -           -          -            -           -          -       (375)        (375)

Restricted stock grants ................       -          67        (14)          17           -          -          -           70

Stock options exercised ................       -       2,937          -       (1,356)          -          -          -        1,581

Purchase of treasury stock .............       -           -    (14,050)           -           -          -          -      (14,050)

Disqualifying disposition of stock .....       -           -          -          411           -          -          -          411

Acquisition of businesses ..............       -         182          -          (26)          -          -          -          156
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Balance, December 31, 2000 .............  80,000      59,012    (24,564)      12,232           -          -     77,974      204,654
                                         =======     =======   =========    =========    ========   ========  =========    =========

Net loss ...............................       -           -          -            -           -          -    (76,317)     (76,317)

Net loss on derivative instruments .....       -           -          -            -           -       (687)         -         (687)
                                                                                                    --------  ---------    ---------

Total comprehensive loss ...............                                                               (687)   (76,317)     (77,004)
                                                                                                    --------  ---------    ---------

Preferred dividends ....................       -           -          -            -           -          -     (5,568)      (5,568)

Restricted stock grants ................       -          40         (8)          10           -          -          -           42

Stock options exercised ................       -       2,912          -       (1,242)          -          -          -        1,670

Purchase of treasury stock .............       -           -       (196)           -           -          -          -         (196)

Disqualifying disposition of stock .....       -           -          -          534           -          -          -          534
                                         -------     -------   ---------    ---------    --------   --------  ---------    ---------

Balance, December 31, 2001 ............. $80,000     $61,964   $(24,768)     $11,534         $ -      $(687)   $(3,911)    $124,132
                                         =======     =======   =========    =========    ========   ========  =========    =========

See accompanying notes.

                                         AMTRAN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)

                                                                           Year Ended December 31,
                                                                     2001             2000             1999
                                                                 ----------------------------------------------

Operating activities:

Net income (loss) ...................................             $  (76,317)      $  (15,324)      $   47,342
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization ..................                121,327          125,041           96,038
     Impairment loss ................................                112,304                -                -
     Deferred income taxes (credit) .................                (40,848)          (3,990)           5,873
     Other non-cash items ...........................                  8,407            4,324            7,573
Changes in operating assets and liabilities:
     Receivables ....................................                (18,441)          (4,506)         (21,197)
     Inventories ....................................                (11,586)         (15,191)         (18,746)
     Prepaid expenses ...............................                  5,940           (2,466)           7,484
     Accounts payable ...............................                 16,882          (10,168)          10,684
     Air traffic liabilities ........................                 (6,092)          13,543           (2,465)
     Accrued expenses ...............................                 32,848           20,429           20,087
                                                                  -----------       ----------      -----------
    Net cash provided by operating activities                        144,424          111,692          152,673
                                                                  -----------       ----------      -----------

Investing activities:

Aircraft pre-delivery deposits ......................                (30,781)        (116,978)          (7,363)
Capital expenditures ................................               (119,798)        (146,523)        (266,937)
Acquisition of businesses, net of cash acquired .....                      -                -           16,673
Investment in BATA ..................................                 27,343                -                -
Noncurrent prepaid aircraft rent ....................                (17,180)         (16,811)         (15,212)
Additions to other assets ...........................                 10,474          (10,593)         (33,143)
Proceeds from sales of property and equipment .......                    151               68              264
                                                                  -----------       ----------      -----------
   Net cash used in investing activities                            (129,791)        (290,837)        (305,718)
                                                                  -----------       ----------      -----------

Financing activities:

Preferred stock dividends ...........................                 (5,568)            (375)               -
Proceeds from sale/leaseback transactions ...........                  5,229           10,791            6,890
Proceeds from short-term debt .......................                 71,537           90,825                -
Payments on short-term debt .........................                (44,123)               -                -
Proceeds from long-term debt ........................                219,422           33,117           99,902
Payments on long-term debt ..........................               (207,294)         (13,998)          (1,590)
Proceeds from stock option exercises ................                  1,670            1,822            3,690
Proceeds from redeemable preferred stock ............                      -           80,000                -
Purchase of treasury stock ..........................                   (204)         (14,064)          (8,619)
                                                                  -----------       ----------      -----------
   Net cash provided by financing activities                          40,669          188,118          100,273
                                                                  -----------       ----------      -----------

Increase (decrease) in cash and cash equivalents ....                 55,302            8,973          (52,772)
Cash and cash equivalents, beginning of period ......                129,137          120,164          172,936
                                                                  -----------       ----------      -----------
Cash and cash equivalents, end of period ............             $  184,439        $ 129,137       $  120,164
                                                                  ===========       ==========      ===========

Supplemental disclosures:

Cash payments for:
    Interest ........................................             $   44,839       $   31,628       $   24,411
    Income taxes (refunds) ..........................             $   (9,721)      $      579       $   11,910

Financing and investing activities not affecting cash:
    Capital lease ...................................             $        -       $      117       $    2,729
    Accrued capital interest ........................             $    7,465       $    7,890       $        -

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents

     Cash equivalents are carried at cost, which approximates market, and are primarily comprised of money market funds, commercial paper and investments in U.S. Treasury bills, which are purchased with original maturities of three months or less (See "Note 3 - Cash and Cash Equivalents.")

     Inventories

     Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over the related fleet's estimated useful service life. The obsolescence allowance at December 31, 2001 and 2000 was $10.9 million and $13.1 million, respectively. Inventories are charged to expense when consumed.

     Revenue Recognition

     Revenues are recognized when air transportation or other services are provided. Customer flight deposits and unused passenger tickets sold are included in air traffic liability. As is customary within the industry, the Company performs periodic evaluations of this estimated liability, and any resulting adjustments, which can be significant, are included in the results of operations for the periods in which the evaluations are completed.

     In 2001, the Company recognized reimbursement for estimated direct and incremental losses incurred as a result of the September 11 terrorist attacks according to guidelines established in the Air Transportation Safety and System Stabilization Act. The Company used accounting principles generally accepted in the United States to identify and measure such direct and incremental losses. Certain of those direct and incremental losses identified by the Company have been disallowed by the DOT, and are therefore excluded from the reimbursement recognized by the Company.

     Passenger Traffic Commissions

     Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid but not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

     Reclassifications

     Certain 2000 balance sheet amounts have been reclassified to conform to the 2001 presentation.

     Property and Equipment

     Property and equipment is recorded at cost and is depreciated to residual value over its estimated useful service life using the straight-line method. The estimated useful service lives for the principal depreciable asset classifications are as follows:

Asset                                                   Estimated Useful Service Life
-----------------------------------------------------------------------------------------------------------
Aircraft and related equipment

     Lockheed L-1011 (Series 50 and 100)                Depreciating to individual aircraft retirement date
                                                        (2002-2004) (See "Note 16 - Asset Impairment.")

     Lockheed L-1011 (Series 500)                       Depreciating to common retirement date of
                                                        December 2010

     Boeing 737-800                                     All aircraft are subject to operating leases

     Boeing 757-200                                     All aircraft are subject to operating leases

     Boeing 757-300                                     All aircraft are subject to operating leases

     Saab 340B                                          15 years

Major rotable parts, avionics and assemblies            Life of equipment to which applicable (generally
                                                        ranging from 5-18 years)

Improvements to leased flight equipment                 Period of benefit or term of lease

Other property and equipment                            3-7 years

     Aircraft Lease Return Conditions

     The Company finances a significant number of aircraft through operating leases. Many of these leases require that the airframes and engines be in a specified maintenance condition upon their return to the lessor at the end of the lease. If these return conditions are not met by the Company, the leases generally require financial compensation to the lessor. When an operating lease is within five years of its initial termination date, the Company accrues ratably over that five years the estimated return condition obligations at the end of the leases.

     Airframe and Engine Overhauls

     The Company has entered into engine manufacturers' agreements for engines which power the Boeing 737-800 and Saab 340B fleets, which provide for the Company to pay a monthly fee per engine flight hour in exchange for major overhaul and maintenance of those engines. The Company expenses the cost per flight hour under these agreements as incurred. The cost of engine overhauls for remaining fleets types, and the cost of airframe overhauls for all fleet types other than the Saab 340B, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft retirement dates, for both owned and leased aircraft. Airframe overhauls for Saab 340B aircraft are expensed as incurred.

     Aircraft Pre-delivery Deposits

     Advanced payments for future aircraft deliveries scheduled within the next 12 months are classified as current aircraft pre-delivery deposits in the accompanying consolidated balance sheets, as the aircraft will be acquired and paid for by third parties who will lease them to the Company. Advanced payments for future aircraft deliveries not scheduled within the next 12 months are classified as deposits and other assets. As of December 31, 2001 and 2000, deposits and other assets included advanced payments for future aircraft and engine deliveries totaling $4.1 million and $13.6 million, respectively.

     Intangible Assets

     Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over 20 years. The Company periodically reviews the amortization periods and the carrying amounts of goodwill to assess its continued recoverability in accordance with Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17"). The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

     Financial Instruments

     The carrying amounts of cash equivalents, receivables and debt approximate fair value. (See "Note 5 - Long-Term Debt.") The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements.

2.   Impact of Terrorist Attacks on September 11, 2001

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage in New York City, Washington, D.C. and western Pennsylvania. In response to these attacks, on September 11 the FAA temporarily suspended all commercial flights to, from and within the United States until September 13. The Company resumed limited flight operations on September 13, with the exception of flights to and from Chicago-Midway Airport, which commenced partial operations on September 14. From September 11 to September 14, the Company canceled over 800 scheduled flights. Upon resuming its pre-attack flight schedule the week of September 17, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11, and furloughed approximately 1,100 employees by the middle of October. By December 31, 2001, the Company had recalled approximately half of the furloughed employees and had added some capacity back to its flight schedule.

     In order to adjust its fleet to its reduced flight schedule, the Company accelerated the planned retirement of its fleet of 24 Boeing 727-200 aircraft. Most of these aircraft were retired from revenue service in the fourth quarter of 2001, although the Company will continue to use as many as five to ten aircraft in charter service through the middle of 2002. (See "Note 16 - Asset Impairment.") The Company also negotiated delayed delivery dates for certain Boeing 737-800 and Boeing 757-300 aircraft under its new aircraft order from Boeing. Delivery dates of seven Boeing 737-800 aircraft were delayed more than 12 months. The final Boeing 737-800 delivery is now planned for August 2004 rather than May 2004, and the final 757-300 delivery is planned for August 2002 rather than June 2002. (See "Note 12 - Commitments and Contingencies.")

     On   September   22,  2001,   President   Bush  signed  into  law  the  Air
     Transportation  Safety  and  System  Stabilization  Act  ("Act").  The  Act
     provides for, among other things: (1) $5.0 billion in compensation for direct losses incurred by all U.S. airlines and air cargo carriers
     (collectively, "air carriers") as a result of the closure by the FAA of U.S. airspace following the September 11, 2001 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001 as a direct result of such attacks; (2) subject to certain conditions, the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation
     Stabilization Board; (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of insurance, with respect to a premium for coverage ending before October 1, 2002, against loss or damage arising out of any risk from the operation of an aircraft over the premium in effect for a comparable operation during the period September 4, 2001 to September 10, 2001; (4) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (5) the extension of the due date for the payment by eligible air carriers of certain excise taxes; (6) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001; and (7) the Secretary of Transportation to ensure that all communities that had scheduled air service before September 11, 2001 continue to receive adequate air service. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether for compensatory or punitive damages, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not be in an amount greater than the limits of the liability coverage maintained by the air carrier. With respect to the cash grants of up to $5.0 billion, each qualified air carrier is entitled to receive the lesser of: (1) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001; or (2) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated by August 2001 available seat miles or ton miles.

     The Company believes it is eligible to receive up to $74.0 million in connection with the Act in compensation for direct and incremental losses arising from the terrorist attacks of September 11 and the subsequent decline in demand for air travel. However, the Company has recorded $66.3 million in 2001 in U.S. Government grant compensation, as the DOT has disallowed certain losses recorded under generally accepted accounting principles ("GAAP"). Included in these potentially nonreimbursable losses are the Company's non-cash write-down of the Boeing 727-200 aircraft fleet ($35.2 million) and exit costs related to rent payments scheduled to continue on certain Boeing 727-200 aircraft after they are removed from service ($3.8 million.) The Company, along with the Air Transport Association, has requested that the DOT use GAAP as the standard for determining reimbursable losses under the Act. If the DOT reverses their position to disallow these losses, the Company may record additional U.S. Government grant revenue of up to $7.7 million in 2002, based upon the Company's estimated maximum allocation calculated from August 2001 available seat miles. As of December 31, 2001, the Company had received $44.5 million in cash compensation under the Act and expects to receive $21.8 million in additional cash in the second quarter of 2002. The

     Company's calculation of direct and incremental losses is subject to audit by the United States Government at a future date, yet to be determined.

     Components of direct and incremental losses incurred by the Company, for which U.S. Government compensation of $66.3 million was recorded, include:
     (1) $57.1 million in lost profit contribution (direct revenues lost, less variable operating expenses avoided) from planned flights not operated between September 11 and December 31, and from flights operated during this time period with lower load factors and unit revenues; (2) certain special charges of $17.8 million, that were deemed directly attributable to the attacks, as described in the following paragraphs; less (3) $8.6 million in expense reductions realized as a direct result of lower costs incurred by the Company after the September 11 attacks.

     Special charges are those direct expenses which, due to the events of September 11, are unusual under the provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). These costs include travel expenses to reposition crew members and aircraft once flights resumed; expenses paid for passengers whose travel was interrupted by flight diversions and cancellations; and employee salaries for crew members and airport staff affected by the temporary FAA-mandated grounding of the Company's fleet. Also classified as special charges are increased hull and liability insurance costs; additional advertising expense incurred as a direct result of September 11; interest expense related to debt incurred under the Company's credit facility to provide operating cash after September 11; incremental security costs; toll-free telephone service costs related to the implementation of a reduced flight schedule on and after September 23; losses on abandoned capital projects; and additional letter of credit fees incurred. The Company also recorded special charges of $3.8 million related to exit costs for rent payments scheduled to continue on certain Boeing 727-200 aircraft after they are removed from service; however, Government grant revenue was not recorded in relation to these charges based on the Department of Transportation's current position that they are nonreimbursable.

     Special charges also include $3.3 million of expenses related to a proposed transaction in which Amtran would have been taken private, which had been substantially completed just prior to September 11. On June 18, 2001, the Company entered into a merger agreement with INDUS Acquisition Company ("INDUS"), a newly formed company wholly owned by J. George Mikelsons, the Company's Chairman, founder and majority shareholder, providing for approximately 28% of the outstanding shares of the Company's common stock not presently owned by Mr. Mikelsons to be converted into the right to receive $23 in cash per share. Also on June 18, 2001, the Company received from Citicorp USA, Inc. and Salomon Smith Barney, Inc. a commitment letter with respect to a $175.0 million secured credit facility to be used to finance that transaction. On September 21, 2001, following the events of September 11, Citicorp USA, Inc. and Salomon Smith Barney, Inc. terminated their obligations under the commitment letter on the basis that a material adverse change had occurred in the business condition (financial or otherwise), operations or properties of the Company, taken as a whole, since December 31, 2000. Completion of the proposed transaction was conditioned on, among other things, receipt of a financing commitment to be used to fund the proposed transaction. The Company attempted to find alternate financing to replace the lost commitment, but was unable to do so. On October 4, 2001, as a result of the termination of the financing commitment and the inability to find alternative financing, the Company entered into a mutual termination agreement with INDUS that terminated the merger agreement.

     The Company has not yet submitted an application for loan guarantees provided under the Act. The Company believes it meets the qualifications to receive such loan guarantees; however, the Company is not able to provide any estimate at this time as to the amount of loan guarantees, if any, that it may request or receive, or for what period of time those guarantees might remain in effect.

     As a result of the September 11, 2001 attacks, the Company's aviation insurers, and other air carriers' aviation insurers, have significantly reduced the maximum amount of insurance coverage they will underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage). In addition, the Company and other air carriers, are being charged significantly higher premiums for this reduced coverage, as well as other aviation insurance. The Act provided for reimbursement to air carriers of incremental costs of the war-risk coverage for a 30-day period ended
     October 31, 2001. The Company received $0.9 million as a result of this provision. In addition, and pursuant to the Act, the Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, through May 20, 2002. It is anticipated that after this date a commercial product for war risk coverage will become available, but the Company may incur significant additional costs for this coverage.

     On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act ("Aviation Security Act"). This law provides for placing substantially all aspects of civil aviation passenger security and screening under federal control, to be phased in during 2002 and 2003, and creates a new Transportation Security Administration under the DOT. The cost of the provisions set forth in the Aviation Security Act will be funded by a new security fee of $2.50 per passenger enplanement, limited to $5 per one-way trip and $10 per round trip. Air carriers, including the Company, began collecting the new fee on February 1, 2002. The Aviation
     Security Act will also be funded by financial assessments to each air carrier beginning in the second quarter of 2002. The amount of the air carrier assessment is limited to the amount each air carrier spent on aviation security in 2000.

3.   Cash and Cash Equivalents

     Cash and cash equivalents consist of the following:

                                                                                    December 31,
                                                                              2001               2000
                                                                           ------------------------------
                                                                                  (in thousands)
Cash and money market funds                                                 $ 180,388          $  19,264
Commercial paper                                                                    -            108,938
U.S. Treasury repurchase agreements                                             4,051                935
                                                                           -----------        -----------
                                                                            $ 184,439          $ 129,137
                                                                           -----------        -----------

4.   Property and Equipment

     The Company's property and equipment consist of the following:

                                                                                              December 31,
                                                                                         2001             2000
                                                                                       ---------------------------
                                                                                            (in thousands)
Flight equipment, including airframes, engines and other                               $ 327,541        $ 822,979
Less accumulated depreciation                                                             58,396          351,329
                                                                                       ----------       ----------
                                                                                         269,145          471,650
                                                                                       ----------       ----------
Facilities and ground equipment                                                          119,975          111,825
Less accumulated depreciation                                                             74,177           61,356
                                                                                       ----------       ----------
                                                                                          45,798           50,469
                                                                                       ----------       ----------
                                                                                       $ 314,943        $ 522,119
                                                                                       ----------       ----------

5.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                                  December 31,
                                                                                          2001                    2000
                                                                                         ---------------------------------
                                                                                                 (in thousands)
Unsecured Senior Notes, fixed rate of 10.50%, payable in August 2004                     $ 175,000              $ 175,000

Unsecured Senior Notes, fixed rate of 9.625%, payable in December 2005                     125,000                125,000

Aircraft pre-delivery deposit finance facilities, variable rates,                          118,239                 89,875
payable upon delivery of aircraft

Borrowings against secured revolving bank credit facility, variable                         35,000                      -
rate, payable in January 2003

Secured note payable to institutional lender, variable rate,                                 9,375                 11,075
payable in varying installments through October 2005

Secured note payable to institutional lender, variable rate, payable                         8,383                 10,083
in varying installments through March 2005

Mortgage note payable to institutional lender, fixed rate of 8.75%,                          9,538                  9,937
payable in varying installments through June 2014

Mortgage note payable to institutional lender, fixed rate of 8.30%,                          7,280                  7,595
payable in varying installments through June 2014

City of Chicago variable-rate special facility revenue bonds,                                6,000                  6,000
payable in December 2020

City of Chicago variable-rate special facility revenue bonds, repaid                             -                 16,960
in November 2001

Other                                                                                        3,777                  6,424
                                                                                         ----------             ----------
                                                                                           497,592                457,949

Less current maturities and short-term debt                                                124,059                 96,740
                                                                                         ----------             ----------
                                                                                         $ 373,533              $ 361,209
                                                                                         ==========             ==========

     In July 1997, the Company sold $100.0 million principal amount of 10.50% unsecured senior notes. The Company sold an additional $75.0 million principal amount of these notes in December 1999. Interest on these notes is payable on February 1 and August 1 of each year. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2002, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity. The net proceeds of the $100.0 million unsecured notes issued in 1997 were approximately $96.9 million, after deducting costs and fees of issuance. The Company used a portion of the net proceeds to repay in full the Company's prior bank facility and used the balance of the proceeds for general corporate purposes. The net proceeds of the $75.0 million unsecured notes issued in 1999 were approximately $73.0 million after deducting costs and fees of issuance, and were used for general corporate purposes.

     In December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes. Interest on these notes is payable on June 15 and December 15 of each year. The Company may redeem the notes, in whole or in part, at any time on or after June 15, 2003, initially at 104.81% of their principal amount plus accrued interest, declining to 102.41% of their principal amount plus accrued interest on June 15, 2004, then to 100.0% of their principal amount plus accrued interest at maturity. The net proceeds of the $125.0 million unsecured notes were approximately $121.0 million after deducting costs and fees of issuance. The Company used the net proceeds for the purchase of Lockheed L-1011-500 aircraft, engines and spare parts, and, together with operating cash and bank facility borrowings, for the purchase of Boeing 727-200 aircraft, engines, engine hushkits and spare parts.

     In June 1999, the Company obtained an $8.0 million loan at 8.30% secured by a 15-year mortgage on the new Maintenance and Operations Center. This building had a carrying amount of $8.0 million as of December 31, 2001.

     In December 1999, the Company issued $17.0 million in variable-rate special facility revenue bonds through the City of Chicago to finance the construction of a Federal Inspection Service facility at Chicago-Midway Airport. In November 2001, these bonds were paid in full by the City of Chicago, in exchange for ownership of the facility.

     In March and October 2000, the Company issued two $11.5 million variable rate five-year notes, each collateralized by one Lockheed L-1011-500 aircraft. The related aircraft have a combined carrying amount of $25.4 million as of December 31, 2001.

     In September 2000, the Company obtained a $10.0 million, 14-year loan at 8.75%, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The proceeds of the loan were used to repay an advance received from the City of Indianapolis in December 1995 that resulted from the sale/leaseback of the facility.

     In December 2000, the Company entered into three finance facilities to fund pre-delivery deposits on the new Boeing 757-300 and Boeing 737-800 aircraft. The Company obtained the first facility from Banca Commerciale Italiana. It provides up to $75.0 million in deposit funding, against which the Company had borrowed $75.0 million at December 31, 2001 and $55.7 million at December 31, 2000. The Company obtained a second facility from GE Capital Aviation Services, Inc. This facility provides for up to approximately $58.2 million in pre-delivery deposit funding, against which the Company had borrowed $23.2 million at December 31, 2001 and $14.3 million at December 31, 2000. The third facility, obtained from Rolls-Royce plc., will fund up to $40.0 million in deposits, against which the Company had borrowed $20.0 million at December 31, 2001 and $19.9 million at December 31, 2000. All of this debt has been classified as current in the accompanying balance sheets, because it will be repaid through the return of related pre-delivery deposits on aircraft scheduled for delivery within 12 months of each balance sheet date, as the aircraft will be acquired and paid for by third parties who will lease them to the Company. Interest on these facilities is payable monthly.

     The Company has a secured revolving bank credit facility which provides for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. The facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. The facility is subject to certain restrictive covenants and is collateralized by all six owned Boeing 727-200 aircraft, nine Lockheed L-1011-50 and 100 aircraft and engines and three Lockheed L-1011-500 aircraft and engines, which have a combined carrying amount of approximately $133.5 million as of December 31, 2001. As of December 31, 2001, the Company had borrowings of $35.0 million against the facility, and had outstanding letters of credit of $39.3 million secured by the facility.

     The unsecured senior notes, bank credit facility and other loans secured by certain collateral are subject to restrictive covenants, including, among other things, limitations on the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; and the creation of liens on or other transactions involving certain assets. In addition, certain covenants require specified financial ratios to be maintained.

     Future maturities of long-term debt are as follows:

                         December 31, 2001
                         -----------------
                           (in thousands)

2002                            $ 124,059

2003                               39,878

2004                              179,749

2005                              134,038

2006                                1,602

Thereafter                         18,266
                         -----------------
                                $ 497,592
                         =================

     Interest capitalized in connection with long-term asset purchase agreements and construction projects was $29.0 million, $15.3 million and $6.1 million in 2001, 2000, and 1999, respectively. The capitalized interest includes $14.7 million, $7.9 million and $0.0 million in 2001, 2000 and 1999, respectively, of interest to be paid to Boeing upon delivery of certain Boeing 737-800 and Boeing 757-300 aircraft in lieu of the Company making additional pre-delivery deposits, as allowed by the purchase agreement.

 6.  Lease Commitments

     At December 31, 2001, the Company had the following operating aircraft leases:

                                           Total Leased     Initial Lease Expirations     Initial Lease Terms
                                           ------------     -------------------------     -------------------
Lockheed L-1011-100                             1                     2003                     60 months
Boeing 727-200 (1)                              7             Between 2001 and 2003         6 to 84 months
Boeing 757-200                                  16            Between 2002 and 2022          1 to 22 years
Boeing 757-300                                  5                     2021                     20 years
Boeing 737-800                                  14            Between 2016 and 2021         15 to 20 years
Saab 340B                                       9                 2009 and 2010                9.5 years
Engines - Lockheed L-1011-500                   6                 2006 and 2007                 7 years
Engines - Boeing 757-200                        5             Between 2008 and 2011          9 to 15 years
Engines - Boeing 757-300                        1                     2024                    22.5 years
Engines - Boeing 737-800                        2                     2021                     20 years

(1) As of December 31, 2001, three of the aircraft had been retired from revenue service, but the Company remained obligated on the leases.

     The Company is responsible for all maintenance costs on these aircraft and engines, and it must meet specified airframe and engine return conditions upon lease expiration.

     As of December 31, 2001, the Company had other long-term leases related to certain ground facilities, including terminal space and maintenance facilities, with lease terms that vary from two to 45 years and expire at various dates through 2040. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership, nor do they contain options to purchase. The Company also had two long-term leases related to certain ground equipment, which both expire in 2008.

     The Company leases its headquarters facility from the Indianapolis Airport Authority under an operating lease agreement, which expires in December 2002. The agreement has an option to extend for five years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

     Future minimum lease payments at December 31, 2001, for noncancelable operating leases with initial terms of more than one year are as follows:

                                             Facilities
                           Flight            and Ground
                         Equipment            Equipment              Total
                       ------------------------------------------------------
                                            (in thousands)

2002                   $   150,825          $    11,821         $    162,646

2003                       147,110               11,889              158,999

2004                       146,357               11,338              157,695

2005                       145,191                9,946              155,137

2006                       145,191                8,983              154,174

Thereafter               1,631,398               36,494            1,667,892
                       ------------         ------------      ---------------
                       $ 2,366,072          $    90,471       $    2,456,543

     Rental expense for all operating leases in 2001, 2000 and 1999 was $119.2 million, $88.0 million and $72.0 million, respectively.

7.   Income Taxes

     The provision for income tax expense (credit) consisted of the following:

                                                                            December 31,
                                                            2001               2000               1999
                                                          -----------------------------------------------
                                                                           (In thousands)
Federal:
     Current                                              $    4,070      $         -         $   15,339
     Deferred                                                (40,546)          (4,278)            10,889
                                                          -----------     ------------        -----------
                                                             (36,476)          (4,278)            26,228
State:
     Current                                                     510              328              1,284
     Deferred                                                 (3,784)            (657)             2,943
                                                          -----------     ------------        -----------
                                                              (3,274)            (329)             4,227
                                                          -----------     ------------        -----------
Income tax expense (credit)                               $  (39,750)      $   (4,607)        $   30,455
                                                          -----------     ------------        -----------

     The provision for income tax expense (credit) differed from the amount obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                            December 31,
                                                            2001               2000               1999
                                                          -----------------------------------------------
                                                                           (In thousands)
Federal income tax (credit) at statutory rate               $ (40,626)          $ (6,841)        $ 27,175

State income tax (credit) net of federal benefit               (2,328)              (143)           1,997

Non-deductible expenses                                         2,041              1,872            1,578

Other, net                                                      1,163                505             (295)
                                                          ------------       ------------       ----------

Income tax expense (credit)                                 $ (39,750)          $ (4,607)        $ 30,455
                                                          ------------       ------------       ----------

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal temporary differences relate to the use of accelerated methods of depreciation and amortization for tax purposes. Deferred tax liability and asset components are as follows:

                                                                                             December 31,
                                                                                        2001                2000
                                                                                      -------------------------------
                                                                                            (In thousands)
Deferred tax liabilities:

    Property and equipment                                                             $ 35,031             $ 85,398

    Other taxable temporary differences                                                     342                  714

                                                                                       ---------            ---------
      Deferred tax liabilities                                                           35,373               86,112
                                                                                       ---------            ---------

Deferred tax assets:

    Tax benefit of net operating loss carryforwards                                         383               12,739

    Alternative minimum tax and other tax credit carryforwards                           19,528               15,813

    Vacation pay accrual                                                                  4,723                4,552

    Other deductible temporary differences                                                2,042                2,978
                                                                                       ---------            ---------

       Deferred tax assets                                                               26,676               36,082
                                                                                       ---------            ---------

       Net deferred tax liability                                                      $  8,697             $ 50,030
                                                                                       =========            =========

Deferred taxes classified as:

    Current asset                                                                      $  4,958             $  4,473

    Non-current liability                                                              $ 13,655             $ 54,503

     At December 31, 2001, for federal tax reporting purposes, the Company had approximately $0.4 million of net operating loss carryforward available to offset future federal taxable income and $19.5 million of alternative minimum tax and other tax credit carryforwards available to offset future federal tax liabilities. The net operating loss carryforward expires in 2015. The alternative minimum tax and other tax credit carryforwards have no expiration dates.

8.   Retirement Plan

     The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees who have completed one year of service. The Company has elected to contribute an amount equal to 55.0% in 2001, 50.0% in 2000 and 45.0% in 1999, of the
     amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 2001, 2000 and 1999 were $4.7 million, $3.9 million and $3.1 million, respectively.

     In 1993, the Company added an Employee Stock Ownership Plan ("ESOP") feature to its existing 401(k) savings plan. The ESOP used the proceeds of a $3.2 million loan from the Company to purchase 200,000 shares of the Company's common stock. The selling shareholder was the Company's principal shareholder. Shares of common stock held by the ESOP were allocated to participating employees annually for seven years, ending in 1999, as part of the Company's 401(k) savings plan contribution. The fair value of the shares allocated during the year was recognized as compensation expense. As the program ended in 1999, the Company recognized no related compensation expense in 2001 and 2000, but recognized $0.7 million in 1999.

 9.  Shareholders' Equity

     Since 1994, the Company's Board of Directors has approved the repurchase of up to 1,900,000 shares of the Company's common stock. As of December 31, 2001, the Company had repurchased 1,710,658 common shares at a cost of $24.8 million.

     The Company's 1993 Incentive Stock Plan for Key Employees (1993 Plan) authorizes the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees (1996 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. The Company's 2000 Incentive Stock Plan for Key Employees (2000 Plan) authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have five to 10-year terms and generally vest and become fully exercisable over specified periods of up to three years of continued employment.

     A summary of common stock option changes follows:

                                                                Number               Weighted-Average
                                                               of Shares              Exercise Price
                                                              -----------           -------------------
Outstanding at December 31, 1998                               2,370,253                       $  9.38
                                                              -----------           -------------------
     Granted                                                     582,510                         26.33
     Exercised                                                  (431,075)                         8.56
     Canceled                                                    (28,528)                        15.02
                                                              -----------           -------------------
Outstanding at December 31, 1999                               2,493,160                         13.41
                                                              -----------           -------------------
     Granted                                                     638,550                         15.69
     Exercised                                                  (183,906)                         8.61
     Canceled                                                    (37,331)                        17.88
                                                              -----------           -------------------
Outstanding at December 31, 2000                               2,910,473                         14.19
                                                              -----------           -------------------
     Granted                                                     106,600                         12.21
     Exercised                                                  (181,949)                         9.18
     Canceled                                                   (121,075)                        21.60
                                                              -----------           -------------------

Outstanding at December 31, 2001                               2,714,049                       $ 14.14
                                                              ===========           ===================
Options exercisable at December 31, 1999                       1,077,554                       $ 10.04
                                                              ===========           ===================
Options exercisable at December 31, 2000                       1,741,092                       $ 11.51
                                                              ===========           ===================
Options exercisable at December 31, 2001                       2,528,633                       $ 13.80
                                                              ===========           ===================

     During  1996,  the  Company  adopted  the  disclosure  provisions  of  FASB
     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The weighted-average fair value of options granted during 2001, 2000 and 1999 is estimated at $5.44, $6.02 and $9.67 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 3.59%, 5.06% and 6.29%; expected market price volatility of 0.62, 0.51 and 0.46; weighted-average expected option life of 1.04 years, 0.94 years and 0.92 years; estimated forfeitures of 10.8%, 6.0% and 5.6%; and no dividends.

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:

                                                         2001               2000               1999
                                                       ------------------------------------------------
                                                            (In thousands, except per share data)
Net income (loss) available to common
shareholders as reported                               $ (81,885)         $ (15,699)          $ 47,342

Net income (loss) available to common shareholders
pro forma                                                (83,696)           (19,837)            42,340

Diluted income (loss) per share as reported                (7.14)             (1.31)              3.51

Diluted income (loss) per share pro forma                  (7.30)             (1.66)              3.14

     Options outstanding at December 31, 2001, expire from July
     2003 to November 2011. A total of 2,840,658 shares are reserved for future grants as of December 31, 2001, under the 1993, 1996 and 2000 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

Range of Exercise Prices                                            $6 - 8          $9 - 14            $15 - 19           $20 - 27
------------------------                                            ------          -------            --------           --------

Options outstanding:
     Weighted-Average Remaining Contractual Life                   5.6 years       5.7 years           6.8 years          7.0 years
     Weighted-Average Exercise Price                                $  8.17         $ 10.70             $ 15.87            $ 26.20
     Number                                                         840,327         681,872             679,750            512,100
Options exercisable:
     Weighted-Average Exercise Price                                $  8.18         $ 10.61             $ 15.87            $ 26.20
     Number                                                         836,827         645,872             600,534            445,400

10.  Redeemable Preferred Stock

     In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The Series B Preferred is convertible into shares of the Company's common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B Preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount at the mandatory redemption date of September 20, 2015. Shares of Series B
     Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series B Preferred; (2) if six quarterly dividends go unpaid, the owner of Series B Preferred, together with the owner of Series A Preferred (as defined below) and the owners of any other preferred stock ranking equal to Series B Preferred, will be entitled to elect at the next annual shareholders meeting 25% of the Company's Board of Directors, but no less than two directors; and (3) increases in the number of authorized shares of Series B Preferred and authorizations of preferred stock ranking senior to Series B Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock.

     Also, in the last half of 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with net proceeds of a public offering of the Company's common stock. Shares of Series A Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series A Preferred; (2) if three semiannual dividends go unpaid, the owner of Series A Preferred, together with the owner of Series B Preferred and the owners of any other preferred stock ranking equal to Series A Preferred, will be entitled to elect at the next annual shareholders' meeting, 25% of the Company's Board of Directors, but no less than three directors; (3) approval of (a) an acquisition by the Company or one of its subsidiaries of assets and liabilities from a third party the net asset value of which equals 10% of the Company's net consolidated assets in its most recent publicly available balance sheet, or
     (b) a merger by the Company or one of its subsidiaries with a third party involving an acquisition or disposition of more than 10% of the Company's consolidated net assets in its most recent publicly available balance sheet (other than a disposition of all the Company's L-1011 or Boeing 727 aircraft) that, in either case, results in a downgrade of the Company's credit rating by Moody's to "C1" or by Standard & Poor's to "C+," unless the Company offers to redeem the Series A Preferred prior to that transaction at a price equal to the liquidation amount plus accrued and unpaid dividends to the redemption date; and (4) increases in the number of authorized shares of Series A Preferred and authorizations of preferred stock ranking senior to Series A Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock. The Company has the right on any date on which dividends are payable to exchange in whole but not in part subordinated notes for shares of Series A Preferred; the principal amount of any exchanged subordinated notes will equal the liquidation amount of the shares of Series A Preferred, plus any accrued and unpaid dividends.

11.  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                    2001                   2000                  1999
                                                               ----------------------------------------------------------
Numerator:
     Net income (loss)                                         $ (76,317,000)         $ (15,324,000)        $ 47,342,000
     Preferred stock dividends                                    (5,568,000)              (375,000)                   -
                                                               --------------         --------------        -------------

     Income (loss) available to common shareholders            $ (81,885,000)         $ (15,699,000)        $ 47,342,000
                                                               ==============         ==============        =============

Denominator:
     Denominator for basic earnings per share -
     weighted average shares                                      11,464,125             11,956,532           12,269,474

     Effect of dilutive securities:
         Employee stock options                                            -                      -            1,200,063
                                                               --------------         --------------        -------------

     Dilutive potential securities                                         -                      -            1,200,063
                                                               --------------         --------------        -------------

     Denominator for diluted earnings per share
     - adjusted weighted average shares                           11,464,125             11,956,532           13,469,537
                                                               ==============         ==============        =============

Basic earnings (loss) per share                                      $ (7.14)               $ (1.31)              $ 3.86
                                                               ==============         ==============        =============
Diluted earnings (loss) per share                                    $ (7.14)               $ (1.31)              $ 3.51
                                                               ==============         ==============        =============

     Potentially dilutive securities of 2,467,511 and 1,160,066 in 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because these years resulted in a net loss, and therefore, their effect would be antidilutive.

12.  Commitments and Contingencies

     In 2000, the Company entered into a series of agreements to purchase or lease 39 new Boeing 737-800 aircraft and ten new Boeing 757-300 aircraft, as well as the engines to power these new aircraft. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft.

     On December 27, 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

     The Company has a purchase agreement with the Boeing Company to purchase directly from Boeing the 10 new Boeing 757-300s and 20 of the new Boeing 737-800s. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of December 31, 2001, the Company had taken delivery of five Boeing 737-800s and five Boeing 757-300s obtained directly from Boeing. As a result of the decreased demand for air travel due to the events of September 11, 2001 (See "Note 2 - Impact of Terrorist Attacks on September 11, 2001"), the Company delayed planned delivery dates of certain Boeing 737-800 and Boeing 757-300 aircraft. The delivery dates of seven aircraft were delayed by more than 12 months. All remaining aircraft to be purchased directly from Boeing are now scheduled for delivery between January 2002 and August 2004, rather than May 2004 as previously agreed. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities (See "Note 5 - Long-Term Debt."). As of December 31, 2001, the Company had $170.7 million in pre-delivery deposits outstanding for these aircraft, of which $118.2 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

     The Company has entered into operating lease agreements with respect to 14 of the new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). In conjunction with these lease agreements, the Company also committed to purchase two spare General Electric aircraft engines from ILFC. As of December 31, 2001, the Company has taken delivery of six Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between January 2002 and May 2004. Both spare engines were received in 2001 and were financed with an operating lease.

     The Company has an agreement to lease five of the new Boeing 737-800s from GE Capital Aviation Services ("GECAS"). As of December 31, 2001, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft, to be financed through GECAS operating leases, are scheduled for delivery in 2002.

     The Company has committed to purchase an additional four spare General Electric aircraft engines from the engine manufacturer. The spare engines under this agreement are scheduled for delivery between 2003 and 2006. The Company has committed to purchase an additional two spare Rolls Royce engines from the engine manufacturer. The first spare engine was received in the third quarter of 2001 and was financed with an operating lease. The second engine is scheduled for delivery in 2002.

     In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA") a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA will remarket the Company's fleet of 24 Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001. The Company expects to transfer most of the remaining 12 Boeing 727-200 aircraft to BATA in the first half of 2002. Also in 2001, the Company entered into short-term operating leases with BATA on nine of the 12 transferred aircraft. As of December 31, 2001, eight of the nine leases had terminated, and the Company continued to operate one of these aircraft. The Company is subject to lease return conditions on these nine operating leases upon delivery of any related aircraft to a third party by BATA. As of December 31, 2001, a third-party lessee or buyer has not been identified for any of these aircraft. Management believes it is reasonably possible that a lessee or buyer will be identified. The Company estimates that it could incur approximately $7.0 million of expense to meet the return conditions, if all nine of the aircraft were leased by BATA to third parties. No liability has been recorded for these return conditions.

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

13.  Acquisition of Businesses

     On January 26, 1999, the Company acquired all of the issued and outstanding stock of T. G. Shown Associates, Inc., which then owned 50% of the Amber Air Freight partnership. The Company already owned the other 50% of the partnership.

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

     The Company paid approximately $16.1 million in cash and issued $1.9 million in stock for the purchase of all acquisitions discussed above, which were accounted for using the purchase method of accounting.

14.  Segment Disclosures

     During 1999, the Company acquired several independent tour operator businesses and combined their operations with the Company's existing vacation package brand, ATA Vacations. (See "Note 13 - Acquisition of Businesses.") These companies comprise the ATA Leisure Corp. ("ATALC").

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

     The United States Government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. Government revenues accounted for 13.1%, 14.6% and 11.2% of consolidated revenues for 2001, 2000 and 1999, respectively.

     Segment financial data as of and for the years ended December 31, 2001, 2000 and 1999 follows:

                                                             For the Year Ended December 31, 2001
                                                                                   Other/
                                               Airline            ATALC          Eliminations         Consolidated
                                             ------------      ------------      -------------        -------------
                                                                        (in thousands)
Operating revenue (external)                 $ 1,127,400       $    71,893        $    76,191          $ 1,275,484

Inter-segment revenue                             34,626             2,031            (36,657)                   -

Operating expenses (external)                  1,245,802            56,941             64,611            1,367,354

Inter-segment expenses                             7,514            19,071            (26,585)                   -

Operating income (loss)                          (91,290)           (2,088)             1,508              (91,870)

Segment assets (at year-end)                   1,156,428           162,349           (315,815)           1,002,962

                                                             For the Year Ended December 31, 2000
                                                                                   Other/
                                               Airline            ATALC          Eliminations         Consolidated
                                             ------------      ------------      -------------        -------------
                                                                        (in thousands)
Operating revenue (external)                 $ 1,132,031       $    95,357       $     64,165          $ 1,291,553

Inter-segment revenue                             58,140             3,212            (61,352)                   -

Operating expenses (external)                  1,162,084            66,995             59,904            1,288,983

Inter-segment expenses                             7,260            43,251            (50,511)                   -

Operating income (loss)                           20,827           (11,677)            (6,580)               2,570

Segment assets (at year-end)                   1,109,042           120,496           (197,108)           1,032,430

                                                             For the Year Ended December 31, 1999
                                                                                   Other/
                                               Airline            ATALC          Eliminations         Consolidated
                                             ------------      ------------      -------------        -------------
                                                                        (in thousands)
Operating revenue (external)                 $   972,081       $    94,840       $     55,445          $ 1,122,366

Inter-segment revenue                             42,970             4,985            (47,955)                   -

Operating expenses (external)                    919,833            69,925             42,581            1,032,339

Inter-segment expenses                             7,045            32,516            (39,561)                   -

Operating income (loss)                           88,173            (2,616)             4,470               90,027

Segment assets (at year-end)                     821,373            47,945            (54,037)             815,281

15.  Fuel Price Risk Management

     During 2001, 2000 and 1999, the Company entered into fuel hedge contracts to minimize the risk of fuel price fluctuation. The extent to which fuel has been hedged and the type of hedge instruments used has varied. In early 1999, the Company hedged fuel using swap agreements, which establish specific swap prices for designated periods, and fuel cap agreements, which guarantee a maximum price per gallon for designated periods. Beginning in the fourth quarter of 2000, the Company again entered into fuel hedge contracts, this time exclusively hedging fuel price using heating oil swaps.

     During 2000 and 1999, the Company accounted for fuel hedge contracts in accordance with FASB Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("FAS 80"). According to FAS 80, changes in the market value of the hedge contracts are recognized in income when the effects of related changes in the price of the hedged item are recognized. Therefore, the Company recorded gains or losses on fuel hedge contracts as a component of fuel expense in the month of settlement.

     Effective January 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

     The Company's heating oil swap agreements have initial maturities of up to 12 months. As of December 31, 2001, the Company's existing instruments had remaining maturities of up to six months. In accordance with FAS 133, the Company accounts for its heating oil swap agreements as cash flow hedges. Upon the adoption of FAS 133, the fair value of the Company's fuel hedging contracts representing the amount the Company would pay if the agreements were terminated was $0.6 million. The Company recorded this amount, net of income taxes of $0.2 million, in other assets and other current liabilities, with a corresponding entry of the net fair value in accumulated other comprehensive income on the consolidated balance sheet. All changes in fair value of the heating oil swap agreements during 2001 were effective for purposes of FAS 133, so these valuation changes were recognized throughout the year in other comprehensive loss and were included in earnings as a component of fuel expense only upon settlement of each agreement.

     During 2001, the Company recognized hedging losses on settled contracts in fuel expense of approximately $2.6 million. The fair value of the Company's fuel hedging agreements at December 31, 2001, representing the amount the Company would pay if the agreements were terminated, totaled $1.1 million, which, net of income taxes of approximately $0.4 million, represents the balance of other comprehensive loss of $0.7 million in the consolidated balance sheet at December 31, 2001.

16.  Asset Impairment

     Following the events of September 11, 2001, the Company decided to retire the Boeing 727-200 fleet earlier than originally planned, in order to adjust its fleet size to a reduced flight schedule. Most of these aircraft were retired from revenue service in the fourth quarter of 2001, although some are being used for charter service through the first half of 2002. In accordance with FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), the Company determined that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s were less than the current net book value of these aircraft and the related rotable parts and inventory. Therefore, these assets were impaired under FAS 121. During the third quarter of 2001, the Company recorded an asset impairment charge of $35.2 million to reduce the carrying amount of the Boeing 727-200 aircraft and related assets to their estimated fair market value, including those aircraft which had been previously transferred to the joint venture BATA. During the fourth quarter of 2001, the Company recorded an additional asset impairment charge of $9.3 million to reflect a further decline in estimated fair market value of the assets. The carrying amount of those assets not yet transferred to BATA has been classified as assets held for sale in the accompanying balance sheet in accordance with FAS 121.

     Also in the fourth quarter of 2001, the Company determined that the estimated future undiscounted cash flows expected to be generated by the Lockheed L-1011-50 and 100 fleet was less than the current net book value of these aircraft and the related rotable parts and inventory. Therefore, these assets were impaired under FAS 121. During the fourth quarter of 2001, the Company recorded an asset impairment charge of $67.8 million to reduce the carrying amount of the Lockheed L-1011-50 and 100 aircraft and related assets to their estimated fair market value. The carrying amount of those assets has been classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheet in accordance with FAS 121. These assets will be depreciated in conjunction with the planned fleet retirement schedule.

17.  Goodwill and Other Intangible Assets

     Goodwill represents the excess of cost over the fair value of net assets acquired (See Note 13, "Acquisition of Businesses.") The Company amortizes goodwill on a straight-line basis over 20 years in accordance with APB 17. The Company recorded goodwill amortization expense of $1.3 million in both 2001 and 2000, and $0.9 million in 1999.

     The Company periodically reviews the carrying value of goodwill and other intangible assets to assess their recoverability in accordance with APB 17 and FAS 121. The Company has no material intangible assets other than goodwill on its accompanying balance sheets. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment losses related to goodwill or intangible assets were recognized in 2001, 2000 or 1999.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews.

     The Company will adopt FAS 142 in the first quarter of 2002. The Company has not yet determined what the effect of these impairment tests will be, if any, on the results of operations and financial position of the Company.

                                     Financial Statements and Supplementary Data
                                            Amtran, Inc. and Subsidiaries
                                           2001 Quarterly Financial Summary
                                                     (Unaudited)

--------------------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                     3/31              6/30            9/30 (1)       12/31(1)
--------------------------------------------------------------------------------------------------------------------

Operating revenues                                        $ 347,485       $ 358,895        $ 321,469      $ 247,635
Operating expenses                                          349,719         342,336          317,017        358,282
Operating income (loss)                                      (2,234)         16,559            4,452       (110,647)
Other expenses                                               (5,459)         (5,828)          (4,048)        (8,862)
Income (loss) before income taxes                            (7,693)         10,731              404       (119,509)
Income taxes (credits)                                       (3,309)          4,200               16        (40,657)
Preferred stock dividends                                       375           2,333              375          2,485
Income (loss) available to common shareholders            $  (4,759)      $   4,198        $      13      $ (81,337)
Net income (loss) per common share - basic                $   (0.42)      $    0.37        $    0.00      $   (7.05)
Net income (loss) per common share - diluted              $   (0.42)      $    0.33        $    0.00      $   (7.05)

(1) During 2001, several nonrecurring events resulted in significant charges and credits to operating loss. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Impact of Terrorist Attacks on September 11, 2001" and "Financial Statements - Notes to Consolidated Financial Statements and Supplementary Data- Note 16 - Asset Impairment."

                                     Financial Statements and Supplementary Data
                                            Amtran, Inc. and Subsidiaries
                                           2000 Quarterly Financial Summary
                                                     (Unaudited)

--------------------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                     3/31              6/30            9/30           12/31
--------------------------------------------------------------------------------------------------------------------

Operating revenues                                        $ 321,366       $ 333,534        $ 347,301      $ 289,352
Operating expenses                                          318,802         314,912          332,610        322,659
Operating income (loss)                                       2,564          18,622           14,691        (33,307)
Other expenses                                               (5,635)         (6,073)          (5,597)        (5,196)
Income (loss) before income taxes                            (3,071)         12,549            9,094        (38,503)
Income taxes (credits)                                       (1,117)          6,680            6,112        (16,282)
Preferred stock dividends                                         -                -               -            375
Income (loss) available to common shareholders            $  (1,954)      $   5,869        $   2,982      $ (22,596)
Net income (loss) per common share - basic                $   (0.16)      $    0.48        $    0.25      $   (1.96)
Net income (loss) per common share - diluted              $   (0.16)      $    0.46        $    0.23      $   (1.96)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

PART III

Item 10.Directors and Officers of the Registrant

Incorporated herein by reference from the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 2002.

Item 11. Executive Compensation

Incorporated herein by reference from the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 2002.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 2002.

PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    (1) Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

          o Consolidated Balance Sheets for the years ended December 31, 2001 and 2000

          o Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          o Consolidated Statements of Changes in Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

          o Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          o Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedule

          The following consolidated financial information for the years 2001, 2000 and 1999 is included in Item 14d:
                                                                            Page
          o Schedule II - Valuation and Qualifying Accounts                  87

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) Exhibits

          Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

(b)       Reports on Form 8-K filed during the quarter ending December 31, 2001:

          Report filed on October 2, 2001, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on October 5, 2001, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report  filed on  October  5,  2001,  furnishing  items  under Item 7.
          Financial   Statements   and  Exhibits  and  Item  9.   Regulation  FD
          Disclosure.

          Report filed on December 20, 2001, furnishing items under Item 9. Regulation FD Disclosure.

(c)       Exhibits

          See the Index to Exhibits attached to this report.

(d)       Financial Statement Schedule

          See Schedule II - Valuation and Qualifying Accounts.

Item 14d. Valuation and Qualifying Accounts.                                                                            Schedule II

                                                       (Dollars in thousands)
COLUMN A                                            COLUMN B               COLUMN C                COLUMN D            COLUMN E
------------------------------------------------  --------------   --------------------------    --------------     ---------------
                                                                          Additions
                                                                   --------------------------
                                                                                  Charged to
                                                    Balance at      Charged to       Other
                                                   Beginning of     Costs and      Accounts -     Deductions -         Balance at
Description                                           Period         Expenses       Describe        Describe         End of Period
------------------------------------------------  --------------   ------------  ------------    --------------     ---------------

Year ended December 31, 1999:
     Deducted from asset accounts:
        Allowance for doubtful accounts . . . .          1,163          2,318              -            1,970 (1)          1,511
        Allowance for obsolescence - Inventory .         8,441          1,872              -               22 (2)         10,291
                                                  --------------   ------------  ------------    --------------     ---------------
     Totals . . . . . . . . . . . . . . . . . .        $ 9,604        $ 4,190            $ -          $ 1,992           $ 11,802
                                                  ==============   ============  ============    ==============     ===============

Year ended December 31, 2000:
     Deducted from asset accounts:
        Allowance for doubtful accounts . . . .          1,511          2,431              -            2,751 (1)          1,191
        Allowance for obsolescence - Inventory .        10,291          3,466              -              645 (2)         13,112
                                                  --------------   ------------  ------------    --------------     ---------------
     Totals . . . . . . . . . . . . . . . . . .       $ 11,802        $ 5,897            $ -          $ 3,396           $ 14,303
                                                  ==============   ============  ============    ==============     ===============

Year ended December 31, 2001:
     Deducted from asset accounts:
        Allowance for doubtful accounts . . . .          1,191          2,213              -            1,878 (1)          1,526
        Allowance for obsolescence - Inventory .        13,112          3,481              -            5,688 (2)         10,905
                                                  --------------   ------------  ------------    --------------     ---------------
     Totals . . . . . . . . . . . . . . . . . .       $ 14,303        $ 5,694            $ -          $ 7,566           $ 12,431
                                                  ==============   ============  ============    ==============     ===============

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Reduction of obsolescence allowance in 2001 of $5.4 million resulted from the FAS 121 impairment write down of Lockheed
L-1011-50 and 100 inventory and Boeing 727-200 inventory.  The remainder of the 2001 reduction in obsolescence allowance, and the reduction in 2000 and 1999, related to inventory items transferred to flight equipment or sold.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMTRAN, INC.
                          ------------------------------------------------------
                          (Registrant)


Date   March 29, 2002     by /s/ J. George Mikelsons
     -----------------    ------------------------------------------------------
                          J. George Mikelsons
                          Chairman
                          On behalf of the Registrant and as Director

Date   March 29, 2002     /s/ John P. Tague
     -----------------    ------------------------------------------------------
                          John P. Tague
                          President and Chief Executive Officer
                          Director

Date   March 29, 2002     /s/ James W. Hlavacek
     -----------------    ------------------------------------------------------
                          James W. Hlavacek
                          Executive Vice President and
                          Chief Operating Officer
                          Director

Date   March 29, 2002     /s/ Kenneth K. Wolff
     -----------------    ------------------------------------------------------
                          Kenneth K. Wolff
                          Executive Vice President and
                          Chief Financial Officer
                          Director

Date   March 29, 2002     /s/ Robert A. Abel
     -----------------    ------------------------------------------------------
                          Robert A. Abel
                          Director

Date   March 29, 2002     /s/ Claude E. Willis
     -----------------    ------------------------------------------------------
                          Claude E.Willis
                          Director

Date   March 29, 2002     /s/ Andrejs P. Stipnieks
     -----------------    ------------------------------------------------------
                          Andrejs P. Stipnieks
                          Director

Date   March 29, 2002     /s/ David M. Wing
     -----------------    ------------------------------------------------------
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

3.(i)(b) Articles of Amendment to the Restated Articles of Incorporation adopted as of September 19, 2000.(incorporated by reference to Exhibit 3.(i)(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

3.(i)(c) Articles of Amendment to the Restated Articles of Incorporation adopted as of December 28, 2000. (incorporated by reference to Exhibit 3.(i)(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

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

4.9 Purchase and Investor Rights Agreement dated as of December 13, 2000, between Amtran, Inc. and Boeing Capital Corporation. (incorporated by reference to Exhibit 4.9 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.10 Purchase and Investor Rights Agreement dated as of September 19, 2000, between Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 4.10 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.11 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1A Pass Through Trust and the issuance of 7.37% American Trans Air 1996-1A Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.11 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.12 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1B Pass Through Trust and the issuance of 7.64% American Trans Air 1996-1B Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.12 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.13 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1C Pass Through Trust and the issuance of 7.82% American Trans Air 1996-1C Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.13 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.14 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1A-O Pass Through Trust and the issuance of 6.99% American Trans Air 1997-1A-O Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.14 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.15 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1A-S Pass Through Trust and the issuance of 6.99% American Trans Air 1997-1A-S Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.15 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.16 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1B-O Pass Through Trust and the issuance of 7.19% American Trans Air 1997-1B-O Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.16 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.17 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1B-S Pass Through Trust and the issuance of 7.19% American Trans Air 1997-1B-S Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.17 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.18 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-O Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-O Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.18 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.19 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-S Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-S Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.19 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.20 Form of Common Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4 to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

4.21 Form of Series A1 Preferred Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4.21 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.22      Form  of  Series  B  Preferred  Stock  Certificate  of  Amtran,   Inc.
          (incorporated by reference to Exhibit 4.22 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

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

4.26      Form  of  1997  Class  A  American   Trans  Air,   Inc.  Pass  Through
          Certificates (included in Exhibit 4.14).

4.27      Form  of  1997  Class  B  American   Trans  Air,   Inc.  Pass  Through
          Certificates (included in Exhibit 4.16).

4.28      Form  of  1997  Class  C  American   Trans  Air,   Inc.  Pass  Through
          Certificates (included in Exhibit 4.18).

4.29      Form  of  2000  Class  G  American   Trans  Air,   Inc.  Pass  Through
          Certificates (included in Exhibit 4.5).

4.30      Form  of  2000  Class  C  American   Trans  Air,   Inc.  Pass  Through
          Certificates (included in Exhibit 4.7)

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

10.4      Stock  Option  Plan  for  Non-Employee   Directors   (incorporated  by
          reference to Appendix A to Amtran, Inc.'s Proxy Statement dated April 15, 1994).

10.5 Aircraft General Terms Agreement dated as of June 30, 2000, between The Boeing Company ("Boeing") and American Trans Air, Inc.; Purchase Agreement Number 2285 dated as of June 30, 2000, between Boeing and American Trans Air, Inc.; Purchase Agreement Number 2262 dated as of June 30, 2000, between Boeing and American Trans Air, Inc. (incorporated by reference to Exhibit 10.5 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(a)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(a) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(b)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(c)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(d)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(d) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(e)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(e) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(f)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(f) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(g)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(g) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(h)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(h) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(i) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran, Inc. and International LeaseFinance Corporation. (incorporated by reference to Exhibit 10.6(i) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(j)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(j) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(k)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(k) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(l)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(l) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(m)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(m) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(n)   Aircraft  Lease  Agreement  dated as of September  20,  2000,  between
          Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 10.6(n) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.7 Aircraft Financing Agreement dated as of December 6, 2000, between Amtran, Inc. and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.7 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.8 Limited Liability Company Agreement dated as of March 13, 2001, between Amtran, Inc. and Boeing Capital Corporation to form BATA Leasing LLC. (incorporated by reference to Exhibit 10.1.1 to Amtran, Inc.'s Quarterly Annual Report on 10-Q dated May 15, 2001, File No. 000-21642). *

10.9 Purchase and Voting Agreement dated as of May 16, 2001 between Amtran, Inc., and ILFC (incorporated by reference to Exhibit 99.2 to the 8-K dated May 16, 2001).

10.10 Commitment Letter dated June 18, 2001, from Salomon Smith Barney Inc., and Citicorp USA, Inc. to Amtran, Inc. (incorporated by reference to
          Exhibit 2 to the Schedule 13D filed by Amtran, Inc., J. George Mikelsons and INDUS Acquisition Company on June 21, 2001).

21        Subsidiaries of Amtran, Inc.

23        Consent of Independent Auditors.

*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Exhibit 23


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of Amtran, Inc. and its subsidiaries and in the related Prospectus, in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its subsidiaries and in the Registration Statement (Form S-3 No. 333-86791) of Amtran, Inc. and its subsidiaries and in the related Prospectus of our report dated January 22, 2002, with respect to the consolidated financial statements and schedule of Amtran, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2001.



/S/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 27, 2002