Form 10-Q
period 2002-03-31
AMTRAN INC
filed 2002-05-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002
                                       or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From       to
                                                    -----    ------


Commission file number  000-21642
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

Common Stock, Without Par Value - 11,728,972 shares outstanding as of April 30, 2002


                                              AMTRAN, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)
                                                                             March 31,           December 31,
                                                                                2002                 2001
                                                                        --------------------  --------------------
                                ASSETS                                      (Unaudited)
Current assets:
     Cash and cash equivalents........................................  $           137,705   $           184,439
     Aircraft pre-delivery deposits...................................              142,764               166,574
     Receivables, net of allowance for doubtful accounts
     (2002 - $1,754; 2001 - $1,526)...................................               99,620                75,046
     Inventories, net.................................................               49,380                47,648
     Assets held for sale.............................................               15,600                18,600
     Prepaid expenses and other current assets........................               24,941                19,471
                                                                        --------------------  --------------------
Total current assets..................................................              470,010               511,778

Property and equipment:
     Flight equipment.................................................              461,682               327,541
     Facilities and ground equipment..................................              124,009               119,975
                                                                        --------------------  --------------------
                                                                                    585,691               447,516
     Accumulated depreciation.........................................             (146,702)             (132,573)
                                                                        --------------------  --------------------
                                                                                    438,989               314,943

Goodwill..............................................................               21,780                21,780
Assets held for sale..................................................               35,802                33,159
Prepaid aircraft rent.................................................               76,926                49,159
Investment in BATA....................................................               30,106                30,284
Deposits and other assets.............................................               37,219                41,859
                                                                        --------------------  --------------------
Total assets..........................................................  $         1,110,832   $         1,002,962
                                                                        ====================  ====================


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt..............................  $            29,844   $             5,820
    Short-term debt...................................................              107,388               118,239
    Accounts payable..................................................               30,096                26,948
    Air traffic liabilities...........................................              115,613               100,958
    Accrued expenses..................................................              179,463               177,102
                                                                        --------------------  --------------------
Total current liabilities.............................................              462,404               429,067

Long-term debt, less current maturities...............................              440,553               373,533
Deferred income taxes.................................................               14,391                13,655
Other deferred items..................................................               67,052                62,575
                                                                        --------------------  --------------------
Total liabilities.....................................................              984,400               878,830

Redeemable preferred stock; authorized and issued 800 shares..........               80,000                80,000

Shareholders' equity:
    Preferred stock; authorized 9,999,200 shares; none issued.........                    -                     -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,284,874 - 2002; 13,266,642 - 2001....................               62,265                61,964
    Treasury stock; 1,710,658 shares - 2002; 1,710,658 shares - 2001..              (24,768)              (24,768)
    Additional paid-in-capital........................................               11,399                11,534
    Other comprehensive loss..........................................                  (58)                 (687)
    Retained deficit..................................................               (2,406)               (3,911)
                                                                        --------------------  --------------------
Total shareholders' equity............................................               46,432                44,132
                                                                        --------------------  --------------------
Total liabilities and shareholders' equity                              $         1,110,832   $         1,002,962
                                                                        ====================  ====================

See accompanying notes.

                                              AMTRAN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Dollars in thousands, except per share data)
                                                                             Three Months Ended March 31,
                                                                                2002               2001
                                                                            -----------        -----------
                                                                            (Unaudited)        (Unaudited)
Operating revenues:
  Scheduled service........................................................   $208,283           $212,031
  Charter..................................................................     96,846            102,385
  Ground package...........................................................     15,246             21,631
  Other....................................................................     10,195             11,438
                                                                            -----------        -----------
Total operating revenues...................................................    330,570            347,485
                                                                            -----------        -----------

Operating expenses:
  Salaries, wages and benefits.............................................     77,987             80,972
  Fuel and oil.............................................................     47,243             69,981
  Aircraft rentals.........................................................     39,454             19,989
  Handling, landing and navigation fees....................................     27,680             23,719
  Depreciation and amortization............................................     18,690             35,498
  Crew and other employee travel...........................................     13,870             15,703
  Ground package cost......................................................     12,349             18,240
  Aircraft maintenance, materials and repairs..............................     11,420             19,386
  Other selling expenses...................................................     10,983             10,754
  Passenger service........................................................      9,767             11,751
  Advertising..............................................................      9,332              6,532
  Commissions..............................................................      9,123             10,676
  Facilities and other rentals.............................................      5,445              4,501
  Other....................................................................     27,169             22,017
                                                                            -----------        -----------
Total operating expenses...................................................    320,512            349,719
                                                                            -----------        -----------

Operating income (loss)....................................................     10,058             (2,234)

Other income (expense):
  Interest income..........................................................        689              1,731
  Interest expense.........................................................     (8,238)            (7,358)
  Other....................................................................        133                168
                                                                            -----------        -----------
Other expense..............................................................     (7,416)            (5,459)
                                                                            -----------        -----------

Income (loss) before income taxes..........................................      2,642             (7,693)
Income taxes (credits).....................................................        762             (3,309)
                                                                            -----------        -----------
Net income (loss)..........................................................      1,880             (4,384)

Preferred stock dividends..................................................       (375)              (375)
                                                                            -----------        -----------
Income (loss) available to common shareholders.............................   $  1,505           $ (4,759)
                                                                            ===========        ===========

Basic earnings per common share:
Average shares outstanding................................................. 11,562,357         11,379,667
Net income (loss) per common share.........................................   $   0.13           $  (0.42)
                                                                            ===========        ===========

Diluted earnings per common share:
Average shares outstanding................................................. 12,043,058         11,379,667
Net income (loss) per common share.........................................   $   0.12            $ (0.42)
                                                                            ===========        ===========

See accompanying notes.

                                              AMTRAN, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                                 (Dollars in thousands)
                                         Redeemable                               Additional       Other
                                         Preferred        Common     Treasury      Paid-in     Comprehensive  Retained
                                           Stock          Stock        Stock       Capital         Loss        Deficit        Total
                                        -----------    ---------   ----------     ----------   ------------- ---------   -----------
  Balance, December 31, 2001..........  $   80,000     $  61,964   $ (24,768)     $  11,534      $   (687)   $ (3,911)   $  124,132
                                        -----------    ---------   ----------     ----------   ------------- ---------   -----------

  Net income..........................           -             -           -              -             -       1,880         1,880

  Net gain on derivative
     instruments......................           -             -           -              -           629           -           629
                                                                                               ------------- ---------   -----------
    Total comprehensive income .......           -             -           -              -           629       1,880         2,509
                                                                                               ------------- ---------   -----------
  Preferred dividends.................           -             -           -              -             -        (375)         (375)

  Restricted stock grants.............           -            10           -              3             -           -            13

  Stock options exercised.............           -           291           -           (138)            -           -           153
                                        -----------    ---------   ----------     ----------   ------------- ---------   -----------
  Balance, March 31, 2002.............  $   80,000     $  62,265   $ (24,768)     $  11,399     $     (58)   $ (2,406)   $  126,432
                                        ===========    =========   ==========     ==========   ============= =========   ===========

  See accompanying notes.

                                              AMTRAN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                                         Three Months Ended March 31,
                                                                             2002             2001
                                                                         (Unaudited)      (Unaudited)
                                                                         -----------      -----------

Operating activities:

Net income (loss).............................................           $    1,880       $   (4,384)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization..............................               18,690           35,498
   Deferred income taxes (credits)............................                  736             (797)
   Other non-cash items.......................................                7,172           (4,684)
Changes in operating assets and liabilities:
   Receivables................................................              (24,574)          20,105
   Inventories................................................               (2,519)          (3,435)
   Prepaid expenses...........................................               (5,470)          (4,276)
   Accounts payable...........................................                3,148           17,227
   Air traffic liabilities....................................               14,655           15,883
   Accrued expenses...........................................                4,489           15,422
                                                                         -----------      -----------
  Net cash provided by operating activities                                  18,207           86,559
                                                                         -----------      -----------

Investing activities:

Aircraft pre-delivery deposits................................               21,837          (44,197)
Capital expenditures..........................................             (145,413)         (53,017)
Noncurrent prepaid aircraft rent..............................              (27,767)         (21,162)
Reductions to other assets....................................                6,373            1,513
Proceeds from sales of property and equipment.................                   84               29
                                                                         -----------      -----------
  Net cash used in investing activities                                    (144,886)        (116,834)
                                                                         -----------      -----------

Financing activities:

Preferred stock dividends.....................................                 (375)            (375)
Proceeds from sale/leaseback transactions.....................                    -              369
Proceeds from short-term debt.................................                    -           33,128
Payments on short-term debt...................................              (10,850)               -
Proceeds from long-term debt..................................              140,910                -
Payments on long-term debt....................................              (49,893)          (2,191)
Proceeds from stock options exercises.........................                  153              101
Purchase of treasury stock....................................                    -             (196)
                                                                         -----------      -----------
  Net cash provided by financing activities                                  79,945           30,836
                                                                         -----------      -----------

Increase (decrease) in cash and cash equivalents..............              (46,734)             561
Cash and cash equivalents, beginning of period................              184,439          129,137
                                                                         -----------      -----------
Cash and cash equivalents, end of period......................           $  137,705       $  129,698
                                                                         ===========      ===========


Supplemental disclosures:

Cash payments for:
   Interest...................................................           $   11,831       $   12,009
   Income taxes...............................................           $    3,016       $        2

Financing and investing activities not affecting cash:
  Accrued capitalized interest................................           $   (3,813)      $    4,047

See accompanying notes.

                          AMTRAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying consolidated financial statements of Amtran, Inc. and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

     The consolidated financial statements for the quarters ended March 31, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Continuing Effects of September 11, 2001

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage in New York City, Washington, D.C. and western Pennsylvania. In response to these attacks, on September 11 the Federal Aviation Administration ("FAA") temporarily suspended all commercial flights to, from and within the United States until September 13. The Company resumed limited flight operations on September 13, with the exception of flights to and from Chicago-Midway Airport, which commenced partial operations on September 14. From September 11 to September 14, the Company canceled over 800 scheduled flights. Upon resuming its pre-attack flight schedule the week of September 17, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11, and furloughed approximately 1,100 employees by the middle of October. By March 31, 2002, the Company had recalled over half of the furloughed employees and had added capacity back to its flight schedule.

     On   September   22,  2001,   President   Bush  signed  into  law  the  Air
     Transportation  Safety  and  System  Stabilization  Act  ("Act").  The  Act
     provides for, among other things: (1) $5.0 billion in compensation for direct losses incurred by all U.S. airlines and air cargo carriers
     (collectively, "air carriers") as a result of the closure by the FAA of U.S. airspace following the September 11 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001 as a direct result of such attacks; (2) subject to certain conditions, the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation
     Stabilization Board; (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expired 180 days after the enactment of the Act) for the increase in the cost of insurance, with respect to a premium for coverage ending before October 1, 2002, against loss or damage arising out of any risk from the operation of an aircraft over the premium in effect for a comparable operation during the period September 4, 2001 to September 10, 2001; (4) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (5) the extension of the due date for the payment by eligible air carriers of certain excise taxes; (6) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11; and (7) the Secretary of Transportation to ensure that all communities that had scheduled air service before September 11, 2001 continue to receive adequate air service. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether for compensatory or punitive damages, arising from the terrorist-related events of September 11 against any air carrier shall not be in an amount greater than the limits of the liability coverage maintained by the air carrier. With respect to the cash grants of up to $5.0 billion, each qualified air carrier is entitled to receive the lesser of: (1) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001; or (2) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated by August 2001 available seat miles or ton miles.

     The Company believes it is eligible to receive up to $74.0 million in connection with the Act in compensation for direct and incremental losses arising from the terrorist attacks of September 11 and the subsequent decline in demand for air travel, based upon the Company's estimated maximum allocation calculated from August 2001 available seat miles. In 2001, the Company recorded $66.3 million in U.S. Government grant compensation, which was comprised of (1) $57.1 million in lost profit contribution (direct revenues lost, less variable operating expenses avoided) from planned flights not operated between September 11 and December 31, and from flights operated during this time period with lower load factors and unit revenues; (2) certain special charges of $17.8 million, that were deemed directly attributable to the attacks, such as crew and passenger travel expenses incurred during and shortly after the FAA mandated shut down, additional advertising expenses incurred as a direct result of September 11, additional interest expense and letter of credit fees associated with changes to the Company's debt position due to September 11, and expenses incurred related to a proposed transaction in which Amtran would have been taken private, which was substantially complete just prior to September 11, but was subsequently cancelled; less
     (3) $8.6 million in expense reductions realized as a direct result of lower costs incurred by the Company after the September 11 attacks. Excluded from the amount of grant compensation recorded by the Company were the Company's non-cash write-down of the Boeing 727-200 aircraft fleet and exit costs related to rent payments scheduled to continue on certain Boeing 727-200 aircraft after they are removed from service. As of March 31, 2002, the Company had received $44.5 million in cash compensation under the Act and has a receivable recorded in the amount of $21.8 million.

     In April 2002, the Department of Transportation ("DOT") issued its final rules and procedures for submitting an application to receive the remaining funds available under the Act. These final rules and procedures provide guidance on what items are reimbursable, but the process offers each airline the opportunity to present its own interpretation of reimbursable items. The Company is uncertain of the DOT's ultimate determination of what qualifies as reimbursable, and therefore cannot predict the amount of additional funds that will be received. The final rules also require certain agreed upon procedures be performed on the application by an independent certified public accountant prior to submission. The Company plans to submit their final application, with the accountant's report on agreed upon procedures, during the second quarter of 2002.

     The Company has not yet submitted an application for loan guarantees provided under the Act. The Company believes it meets the qualifications to receive such loan guarantees; however, the Company is not able to provide any estimate at this time as to the amount of loan guarantees, if any, that it may request or receive, or for what period of time those guarantees might remain in effect. The Company has until June 28, 2002 to file its application.

     As a result of the September 11 attacks, the Company's aviation insurers, and other air carriers' aviation insurers, have significantly reduced the maximum amount of insurance coverage they will underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage). In addition, the Company and other air carriers are being charged significantly higher premiums for this reduced coverage, as well as other aviation insurance. Pursuant to the Act and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, through May 20, 2002. It is anticipated that after this date a commercial product for war-risk coverage will become available, but the Company may incur significant additional costs for this coverage.

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

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     Three Months Ended March 31,
                                                                                   2002                         2001
                                                                       --------------------         --------------------
Numerator:
  Net income (loss)                                                    $         1,880,000          $        (4,384,000)
  Preferred stock dividends                                                       (375,000)                    (375,000)
                                                                       --------------------         --------------------
  Income (loss) available to common shareholders                       $         1,505,000          $        (4,759,000)
                                                                       --------------------         --------------------

Denominator:
  Denominator for basic earnings per share
  - weighted average shares                                                     11,562,357                   11,379,667
  Effect of dilutive securities:
    Employee stock options                                                         480,701                            -
                                                                       --------------------         --------------------
  Dilutive potential securities                                                    480,701                            -
                                                                       --------------------         --------------------
  Denominator for diluted earnings per share
  - adjusted weighted average shares                                            12,043,058                   11,379,667
                                                                       ====================         ====================
Basic earnings (loss) per share                                        $              0.13                        (0.42)
                                                                       ====================         ====================
Diluted earnings (loss) per share                                      $              0.12                        (0.42)
                                                                       ====================         ====================

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the impact of 1,914,486 shares of redeemable preferred stock in 2002, has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In comparison, in 2001 the impact of 1,914,486 shares of redeemable preferred stock and 399,384 employee stock options has been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

     Segment financial data as of and for the quarters ended March 31, 2002 and 2001 follows:


                                                       For the Three Months Ended March 31, 2002
                                      -----------------------------------------------------------------------
                                          Airline              ATALC        Other/ Eliminations  Consolidated
                                      ---------------    --------------     --------------       ------------
                                                                    (In thousands)
Operating revenue (external)          $      287,183     $      21,262      $      22,125        $   330,570
Inter-segment revenue                          7,894               427             (8,321)                 -
Operating expenses (external)                284,474            18,212             17,826            320,512
Inter-segment expenses                         1,535             3,741             (5,276)                 -
Operating income (loss)                        9,068              (264)             1,254             10,058
Segment assets (at quarter-end)            1,255,435           180,187           (324,790)         1,110,832



                                                       For the Three Months Ended March 31, 2001
                                      -----------------------------------------------------------------------
                                           Airline             ATALC        Other/ Eliminations  Consolidated
                                      ---------------    --------------     --------------       ------------
                                                                    (In thousands)
Operating revenue (external)          $      293,223     $        33,998    $        20,264      $   347,485
Inter-segment revenue                         15,639                 465            (16,104)               -
Operating expenses (external)                308,384              24,088             17,247          349,719
Inter-segment expenses                         2,582              10,255            (12,837)               -
Operating income (loss)                       (2,104)                120               (250)          (2,234)
Segment assets (at quarter-end)             1,224,340            144,420           (264,625)       1,104,135


5.   Commitments and Contingencies

     In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of March 31, 2002, the Company had taken delivery of six Boeing 737-800s and seven Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between April 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities. As of March 31, 2002, the Company had $148.9 million in pre-delivery deposits outstanding for these aircraft, of which $107.4 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

     In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

     The Company has operating lease agreements in place to lease another 14 new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). As of March 31, 2002, the Company has taken delivery of nine Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between April 2002 and May 2004.

     The Company has an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GE Capital Aviation Services ("GECAS"). As of March 31, 2002, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft are scheduled for delivery later in 2002.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006. The Company also has an agreement with Rolls Royce to purchase two spare engines, one of which was delivered in 2001, with the second scheduled for delivery in the second quarter of 2002.

     In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA") a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA will remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001. The Company expects to transfer most of the remaining 12 Boeing 727-200 aircraft to BATA in the first half of 2002. Also in 2001, the Company entered into short-term operating leases with BATA on nine of the 12 transferred aircraft. As of March 31, 2002, eight of the nine leases had terminated, and the Company continued to operate one of these aircraft. The Company is subject to lease return conditions on these nine operating leases upon delivery of any related aircraft to a third party by BATA. As of March 31, 2002, a third-party lessee or buyer has not been identified for any of these aircraft. Management believes it is reasonably possible that a lessee or buyer will be identified. The Company estimates that it could incur up to $7.0 million of expense to meet the return conditions, if all nine of the aircraft were leased by BATA to third parties. No liability has been recorded for these return conditions.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. The Company's goodwill represents the excess of cost over the fair value of net assets acquired in several business acquisitions in 1999. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. The Company adopted FAS 142 as of January 1, 2002, and therefore has not recorded any goodwill amortization in the first quarter of 2002. Prior to 2002, the Company amortized goodwill on a straight-line basis over 20 years in accordance with APB 17. The Company recorded goodwill amortization expense of $0.3 million in the first quarter of 2001.

     As required upon adoption of FAS 142, the Company is currently performing transitional impairment reviews on its goodwill. Although the Company has not completed these initial impairment tests, analysis completed to date leads management to believe it is reasonably possible that an impairment loss, associated with ATALC, may be recognized upon completion of the tests. The Company cannot yet accurately estimate that potential loss. As required by FAS 142, the Company plans to complete the transitional goodwill impairment test by June 30, 2002.

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

Quarter Ended March 31, 2002, Versus Quarter Ended March 31, 2001

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

In the quarter ended March 31, 2002, the Company recorded operating income of $10.1 million, as compared to operating loss of $2.2 million in the first quarter of 2001. Although operating income improved considerably, total operating revenues for the quarter ended March 31, 2002 were $330.6 million, a 4.9% decline from the first quarter of 2001. This decline is primarily attributable to the decline in demand that the Company, and industry, continue to experience in the aftermath of the September 11 terrorist attacks. As the Company continues its re-fleeting initiative, operating expenses such as depreciation and amortization expense and maintenance, materials and repairs expense declined, while aircraft rent expense increased. Fuel expense for the quarter ended March 31, 2002 was $47.2 million as compared to $70.0 million in the first quarter of 2001. This decrease was attributable to the fuel-efficiency of the new fleet and a reduction in fuel price per gallon.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company.

The Company has identified the accounting policy for fleet impairments as critical. In applying FASB Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("FAS 121"), significant subjective estimates are required to calculate expected future cash flows and the fair market values to which assets are adjusted. Although the Company also adopted FASB Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which superceded FAS 121 effective January 1, 2002, the Company continues to account for the fleet and related assets that were impaired prior to January 1, 2002, under FAS 121, as required by FAS 144. During the first quarter of 2002, the Company made no impairment adjustments.

The Company has identified the accounting policy for U.S. Government grant reimbursements for direct and incremental losses associated with the terrorist attacks of September 11 as critical. Due to limited guidance provided by the legislation and interpretive rules of the DOT, the Company made subjective and judgmental estimates in calculating the amount of reimbursement to recognize in 2001. Due to continued uncertainties about the DOT rules, the Company made no adjustments to U.S. Government grant reimbursement during the first quarter of 2002.

The Company has also identified the accounting policy for goodwill accounting as critical. In applying FASB Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company anticipates using subjective judgments to estimate the future cash flow of the entities and the implied fair market value of the goodwill. See "Financial Statements - Notes to Consolidated Financial Statements - Note 5 - Commitments and Contingencies."

Results of Operations

For the quarter ended March 31, 2002, the Company had operating income of $10.1 million, as compared to an operating loss of $2.2 million in the comparable quarter of 2001; and the Company earned a $1.5 million net income available to common shareholders in the first quarter of 2002, as compared to a net loss available to common shareholders of $4.8 million in the first quarter of 2001.

Operating revenues decreased 4.9% to $330.6 million in the first quarter of 2002, as compared to $347.5 million in the same period of 2001. Consolidated revenue per available seat mile ("RASM") decreased 9.1% to 7.68 cents in the 2002 first quarter, as compared to 8.45 cents in the first quarter of 2001.

Operating expenses decreased 8.4% to $320.5 million in the first quarter of 2002, as compared to $349.7 million in the comparable period of 2001. Consolidated operating cost per available seat mile ("CASM") decreased 12.5% to
7.44 cents in the first quarter of 2002, as compared to 8.50 cents in the first quarter of 2001.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").


                                                                  Cents per ASM
                                                          Three Months Ended March 31,
                                                            2002                 2001
                                                    ------------------------------------------
Consolidated operating revenues:                            7.68                 8.45

Consolidated operating expenses:
Salaries, wages and benefits                                1.81                 1.97
Fuel and oil                                                1.10                 1.70
Aircraft rentals                                            0.92                 0.49
Handling, landing and navigation fees                       0.64                 0.58
Depreciation and amortization                               0.43                 0.86
Crew and other employee travel                              0.32                 0.38
Ground package cost                                         0.29                 0.44
Aircraft maintenance, materials and repairs                 0.26                 0.47
Other selling expenses                                      0.26                 0.26
Passenger service                                           0.23                 0.29
Advertising                                                 0.22                 0.16
Commissions                                                 0.21                 0.26
Facilities and other rentals                                0.13                 0.11
Other                                                       0.62                 0.53
                                                    --------------------- --------------------
Total consolidated operating expenses                       7.44                 8.50
                                                    --------------------- --------------------

Consolidated operating income (loss)                        0.24                (0.05)
                                                    ===================== ====================

ASMs (in thousands)                                      4,306,430             4,114,255


The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM:


                                                Three Months Ended March 31,
                                          2002             2001            Inc (Dec)
                                     ------------------------------------------------
Airline and Other
   Operating revenue (000s)          $   308,881      $   313,022       $     (4,141)
   RASM (cents)                             7.17             7.61              (0.44)
   Operating expenses (000s)         $   298,559      $   315,376       $    (16,817)
   CASM (cents)                             6.93             7.67              (0.74)

ATALC
   Operating revenue (000s)          $     21,689     $     34,463      $    (12,774)
   RASM (cents)                              0.51             0.84             (0.33)
   Operating expenses (000s)         $     21,953     $     34,343      $    (12,390)
   CASM (cents)                              0.51             0.83             (0.32)


Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200, and Boeing 757-300
aircraft in all of the Company's business units. Data shown for "Saab" operations include the operations of Saab 340B propeller aircraft by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.


                                                               Three Months Ended March 31,
                                              ------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                              ------------------------------------------------------------------
Departures Jet                                   16,103             14,768               1,335             9.04
Departures Saab                                   8,317              5,584               2,733            48.94
                                              ------------------------------------------------------------------
   Total Departures (a)                          24,420             20,352               4,068            19.99
                                              ------------------------------------------------------------------

Block Hours Jet                                  47,575             45,009               2,566             5.70
Block Hours Saab                                  7,785              4,754               3,031            63.76
                                              ------------------------------------------------------------------
   Total Block Hours (b)                         55,360             49,763               5,597            11.25
                                              ------------------------------------------------------------------

RPMs Jet (000s)                               3,003,062          2,899,592             103,470             3.57
RPMs Saab (000s)                                 28,612             21,988               6,624            30.13
                                              ------------------------------------------------------------------
   Total RPMs (000s) (c)                      3,031,674          2,921,580             110,094             3.77
                                              ------------------------------------------------------------------

ASMs Jet (000s)                               4,261,827          4,083,193             178,634             4.37
ASMs Saab (000s)                                 44,603             31,062              13,541            43.59
                                              ------------------------------------------------------------------
   Total ASMs (000s) (d)                      4,306,430          4,114,255             192,175             4.67
                                              ------------------------------------------------------------------

Load Factor Jet                                   70.46%             71.01%              (0.55)           (0.77)
Load Factor Saab                                  64.15%             70.79%              (6.64)           (9.38)
                                              ------------------------------------------------------------------
   Total Load Factor (e)                          70.40%             71.01%              (0.61)           (0.86)
                                              ------------------------------------------------------------------

Passengers Enplaned Jet                       2,241,026          2,102,256             138,770             6.60
Passengers Enplaned Saab                        180,989            131,794              49,195            37.33
                                              ------------------------------------------------------------------
   Total Passengers Enplaned (f)              2,422,015          2,234,050             187,965             8.41
                                              ------------------------------------------------------------------

Revenue $ (000s)                                330,570            347,485             (16,915)           (4.87)
RASM in cents (g)                                  7.68               8.45               (0.77)           (9.11)
CASM in cents (h)                                  7.44               8.50               (1.06)          (12.47)
Yield in cents (i)                                10.90              11.89               (0.99)           (8.33)


  See footnotes (b) through (i) on page 17.

(a) A departure is a single takeoff and landing operated by a single aircraft between an origin city and a destination city.

(b) Block hours for any aircraft represent the elapsed time computed from the moment the aircraft first moves under its own power from the origin city boarding ramp to the moment it comes to rest at the destination city boarding ramp.

(c) Revenue passenger miles (RPMs) represent the number of seats occupied by revenue passengers multiplied by the number of miles those seats are flown. RPMs are an industry measure of the total seat capacity actually sold by the Company.

(d) Available seat miles (ASMs) represent the number of seats available for sale to revenue passengers multiplied by the number of miles those seats are flown. ASMs are an industry measure of the total seat capacity offered for sale by the Company, whether sold or not.

(e) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and military/government charter, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of charter flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

(f) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(g) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (j) below for the definition of yield).

(h) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM." CASM measures the Company's unit cost using total available seat capacity.

(i) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200, and Boeing 757-300 aircraft in scheduled service. Data shown for "Saab" operations include the operations of Saab 340B propeller aircraft by Chicago Express Airlines, Inc. ("Chicago Express") as the ATA Connection.


                                                               Three Months Ended March 31,
                                              ------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                              ------------------------------------------------------------------
Departures Jet                                   12,769             11,581               1,188            10.26
Departures Saab                                   8,317              5,584               2,733            48.94
                                              ------------------------------------------------------------------
   Total Departures (a)                          21,086             17,165               3,921            22.84
                                              ------------------------------------------------------------------

Block Hours Jet                                  35,147             33,357               1,790             5.37
Block Hours Saab                                  7,785              4,754               3,031            63.76
                                              ------------------------------------------------------------------
   Total Block Hours (b)                         42,932             38,111               4,821            12.65
                                              ------------------------------------------------------------------

RPMs Jet (000s)                               2,154,743          2,087,614              67,129             3.22
RPMs Saab (000s)                                 28,612             21,988               6,624            30.13
                                              ------------------------------------------------------------------
   Total RPMs (000s) (c)                      2,183,355          2,109,602              73,753             3.50
                                              ------------------------------------------------------------------

ASMs Jet (000s)                               2,975,917          2,785,749             190,168             6.83
ASMs Saab (000s)                                 44,603             31,062              13,541            43.59
                                              ------------------------------------------------------------------
   Total ASMs (000s) (d)                      3,020,520          2,816,811             203,709             7.23
                                              ------------------------------------------------------------------

Load Factor Jet                                   72.41%             74.94%              (2.53)           (3.38)
Load Factor Saab                                  64.15%             70.79%              (6.64)           (9.38)
                                              ------------------------------------------------------------------
   Total Load Factor (e)                          72.28%             74.89%              (2.61)           (3.49)
                                              ------------------------------------------------------------------

Passengers Enplaned Jet                       1,791,689          1,688,386             103,303             6.12
Passengers Enplaned Saab                        180,989            131,794              49,195            37.33
                                              ------------------------------------------------------------------
   Total Passengers Enplaned (f)              1,972,678          1,820,180             152,498             8.38
                                              ------------------------------------------------------------------

Revenue $ (000s)                                208,283            212,031              (3,748)           (1.77)
RASM in cents (g)                                  6.90               7.53               (0.63)           (8.37)
Yield in cents (i)                                 9.54              10.05               (0.51)           (5.07)
Rev per segment $ (j)                            105.58             116.49              (10.91)           (9.37)


See footnotes (a) through (i) on pages 16-17.

(j) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

Scheduled service revenues in the first quarter of 2002 decreased 1.7% to $208.3 million from $212.0 million in the first quarter of 2001. Scheduled service revenues comprised 63.0% of consolidated revenues in the first quarter of 2002, as compared to 61.0% of consolidated revenues in the same period of 2001. The decline in scheduled service revenues between periods is primarily attributable to the reduced demand and corresponding lower yields that the Company has experienced since the September 11 terrorist attacks.

The Company's first quarter 2002 scheduled service at Chicago-Midway accounted for approximately 70.7% of scheduled service ASMs and 86.5% of scheduled service departures, as compared to 67.8% and 86.4%, respectively, in the first quarter of 2001. In the first quarter of 2002, the Company began nonstop international service to Aruba, Cancun, Grand Cayman and Guadalajara. In the third and fourth quarters of 2001, the Company began operating nonstop flights between Chicago-Midway and the cities of Newark and Miami. The Company has announced nonstop service to Charlotte, North Carolina beginning in the third quarter of 2002.

Chicago Express Airlines, Inc. ("Chicago Express"), a wholly owned subsidiary of Amtran, operates eleven 34-seat Saab 340B aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, Springfield and South Bend. Chicago Express has announced service beginning in the second and third quarters of 2002 between Chicago-Midway and the cities of Toledo, Flint and Moline.

The Company anticipates that its Chicago-Midway operation will represent a substantial proportion of its scheduled service business throughout 2002 and beyond. The Company operated 112 peak daily jet and commuter departures from Chicago-Midway and served 32 destinations on a nonstop basis in the first quarter of 2002, as compared to 97 peak daily jet and commuter departures and 26 nonstop destinations in the first quarter of 2001.

The Company's anticipated growth at Chicago-Midway will be accomplished in conjunction with the construction of new terminal and gate facilities at the Chicago-Midway Airport. In March 2001, the Company occupied 24 newly constructed ticketing and passenger check-in spaces in the new terminal, an increase from 16 ticketing and passenger check-in spaces previously occupied. Once all construction is complete in 2004, the Company expects to occupy 12 jet gates and one commuter aircraft gate at the new airport concourses. One of the gates, which the Company will occupy, opened in October 2001. The Company moved to seven additional new gates in the first quarter of 2002, and the five remaining gates are expected to be available for use by the Company in 2004. In addition, construction of a Federal Inspection Service ("FIS") facility at Chicago-Midway was completed in the first quarter of 2002. The opening of this facility allowed the Company to begin nonstop international service from Chicago-Midway in early 2002.

The Company's Hawaii service accounted for 11.5% of scheduled service ASMs and 2.5% of scheduled service departures in the first quarter of 2002, as compared to 17.1% and 3.6%, respectively, in the first quarter of 2001. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels.

The Company's Indianapolis service accounted for 10.2% of scheduled service ASMs and 6.8% of scheduled service departures in the first quarter of 2002, as compared to 10.9% and 7.7%, respectively, in the first quarter of 2001. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company has announced jet service, beginning in the second quarter of 2002, between Indianapolis and Chicago-Midway, with continuing service to Seattle. The Company has served Indianapolis for 29 years through the Ambassadair Travel Club and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its schedule and flight frequencies from time to time. The Company saw scheduled service demand increase in the first quarter of 2002, and is adding some capacity back to its scheduled service network in 2002 as it continues to accept new aircraft deliveries. However, the Company cannot predict when year-over-year unit revenue growth will resume in its scheduled service business.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 17.4% of consolidated revenues in the first quarter of 2002, as compared to 18.1% in the first quarter of 2001.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.


                                                                         Three Months Ended March 31,
                                                           ------------------------------------------------------------------
                                                             2002              2001             Inc (Dec)         % Inc (Dec)
                                                           ------------------------------------------------------------------
Departures (a)                                               2,510             2,309                201               8.71
Block Hours (b)                                              8,695             7,850                845              10.76
RPMs (000s) (c)                                            632,878           576,464             56,414               9.79
ASMs (000s) (d)                                            789,801           778,772             11,029               1.42
Passengers Enplaned (f)                                    401,373           355,642             45,731              12.86
Revenue $ (000s)                                            57,369            62,980             (5,611)             (8.91)
RASM in cents (g)                                             7.26              8.09              (0.83)            (10.26)
RASM excluding fuel escalation in cents (k)                   7.26              7.60              (0.34)             (4.47)


See footnotes (a) through (g) on pages 16-17.

(k) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The increase in total commercial charter revenues in the first quarter of 2002, as compared to the first quarter of 2001, was due to the addition of a new contract with a large commercial charter customer. Although total commercial charter revenues increased, commercial charter RASM decreased as the Company flew less specialty commercial charter trips which generally produce a higher RASM.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $44.6 million in revenues in the first quarter of 2002, as compared to $45.6 million in the first quarter of 2001.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. Specialty charter accounted for approximately $4.1 million in revenues in the first quarter of 2002, as compared to $7.2 million in the first quarter of 2001.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.


                                                                        Three Months Ended March 31,
                                                           ------------------------------------------------------------------
                                                             2002              2001             Inc (Dec)         % Inc (Dec)
                                                           ------------------------------------------------------------------
Departures (a)                                                 822               863                (41)             (4.75)
Block Hours (b)                                              3,715             3,749                (34)             (0.91)
RPMs (000s) (c)                                            214,608           230,763            (16,155)             (7.00)
ASMs (000s) (d)                                            493,666           511,026            (17,360)             (3.40)
Passengers Enplaned (f)                                     47,783            57,023             (9,240)            (16.20)
Revenue $ (000s)                                            39,477            39,405                 72               0.18
RASM in cents (g)                                             8.00              7.71               0.29               3.76
RASM excluding fuel escalation in cents (l)                   8.13              7.39               0.74              10.01


See footnotes (a) through (g) on pages 16-17.

(l) Military/government reimbursements to the Company are calculated based upon a "cost plus" formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change on the Company. A separate RASM calculation is provided, excluding the impact of the fuel price adjustments.

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

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. The Company earned $159.3 million in military/government charter revenues in the contract year ended September 30, 2001.

The increase in RASM for military/government charter revenues in the first quarter of 2002, as compared to the same period of 2001, was due to rate increases awarded for the current contract year, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its ATALC subsidiary and to its Ambassadair club members.

Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 33,000 individual and family members annually. ATALC offers numerous ground accommodations to the general public in many areas of the United States, Mexico and the Caribbean. These packages are marketed through travel agents, as well as directly by the Company.

In the first quarter of 2002, ground package revenues decreased 29.6% to $15.2 million, as compared to $21.6 million in the first quarter of 2001, most of which was attributable to the ATALC subsidiary. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which factors can change from period to period.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company, such as cancellation and service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues decreased 10.5% to $10.2 million in the first quarter of 2002, as compared to $11.4 million in the first quarter of 2001.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2002 decreased 3.7% to $78.0 million from $81.0 million in the first quarter of 2001.

The Company's average equivalent employees declined by approximately 10.6% between the first quarters of 2002 and 2001. This decline reflects the continued effect of the furloughs performed shortly after the September 11 terrorist attacks. The decrease in salary expense due to the reduction in employees was partially offset by an increase in medical insurance claims and worker's compensation costs between years, as well as an increase in Chicago Express salary costs, resulting from the growth in the Saab 340B fleet.

Fuel and Oil. Fuel and oil expense decreased 32.6% to $47.2 million in the first quarter of 2002, as compared to $70.0 million in the same period of 2001. Although total block hours increased 11.3% between quarters, the Company consumed 11.4% less gallons of jet fuel for flying operations between years, which resulted in a decrease in fuel expense of approximately $8.1 million. This decrease was primarily due to the addition of the Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet beginning in May 2001. These aircraft replaced certain less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft subsequently retired from service.

During the first quarter of 2002, the Company's average cost per gallon of jet fuel consumed decreased by 24.3% as compared to the first quarter of 2001, resulting in a decrease in fuel and oil expense of approximately $14.3 million between periods.

The Company has entered into several fuel price hedge contracts to reduce the risk of fuel price fluctuations. The Company recorded losses of $0.4 million and $0.8 million on these hedge contracts in the first quarter of 2002 and 2001, respectively. As of March 31, 2002, the Company had entered into swap agreements for approximately 3.2 million gallons of heating oil for future delivery between April 2002 and June 2002, which represented approximately 5.5% of total expected fuel consumption in the second quarter of 2002.

Aircraft Rentals. Aircraft rentals expense for the first quarter of 2002 increased 97.5% to $39.5 million from $20.0 million in the first quarter of 2001. The increase was mainly attributable to the delivery of 18 leased Boeing 737-800 and five leased Boeing 757-300 aircraft between May 2001 and March 2002, which resulted in an increase in rental expense of $19.7 million in the first quarter of 2002, as compared to the same period of 2001. The Company took delivery of one additional Boeing 757-200 aircraft financed under an operating lease in December 2001 resulting in a $1.1 million increase in expense in the first quarter of 2002, as compared to the first quarter of 2001. The Company also renegotiated an existing lease on one Boeing 757-200 aircraft, which resulted in a decrease of $0.7 million in rental expense in the first quarter of 2002, as compared to the same period of 2001.

The Company retired certain leased Boeing 727-200 aircraft in late 2001 due to anticipated decreased demand in the aftermath of the September 11 terrorist attacks. The Company recognized rent expense for the remainder of the lease terms in the period in which the aircraft were retired. In addition, during 2001, the Company terminated the leases on five Boeing 727-200s which were transferred to BATA Leasing LLC ("BATA").

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

Handling, landing and navigation fees increased by 16.9% to $27.7 million in the first quarter of 2002, as compared to $23.7 million in the first quarter of 2001. The increase in handling, landing and navigation fees is mainly due to a 9.0% increase in the total number of system-wide jet departures to 16,103 in the first quarter of 2002, as compared to 14,768 in the first quarter of 2001. The increase is also attributable to the increase in commercial charter flying between years, most of which is operated to and from international airports. International handling and landing fees are generally more expensive than at domestic U.S. airports, and air navigation fees apply only to the international flying. In the first quarter of 2002, the Company had 2,024 international departures, an increase of 22.2%, as compared to 1,656 international departures in the first quarter of 2001.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense decreased 47.3% to $18.7 million in the first quarter of 2002, as compared to $35.5 million in the first quarter of 2001.

During the first nine months of 2001, the Company depreciated the L-1011-50 and 100 fleet assuming a common retirement date of 2004. However in 2001, the Company retired three L-1011-50 aircraft from revenue service early, immediately preceding their next heavy maintenance check. During the fourth quarter of 2001, the Company determined that the remaining ten L-1011-50 and 100 aircraft, together with related rotable parts and inventory, were impaired and classified as held for use in accordance with FAS 121. Under FAS 121, these assets are recorded on the balance sheet at their estimated fair market value at the time of impairment, which is the new asset basis to be depreciated over the assets' estimated remaining useful lives. Due primarily to the reduced cost basis of the remaining ten aircraft, and the retirement of three aircraft in 2001, the Company recorded $5.4 million less depreciation and amortization expense for the L-1011-50 and 100 fleet in the first quarter of 2002 than in the first quarter of 2001.

Immediately following the terrorist attacks of September 11, the Company accelerated the planned retirement of its Boeing 727-200 fleet, with most aircraft being retired from revenue service by the end of 2001, although some aircraft are being used for charter service through May 2002. As a result, these aircraft were determined to be impaired under FAS 121. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheet as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and will not be recorded in future accounting periods. As a result, the Company did not record any depreciation expense on the Boeing 727-200 fleet in the first quarter of 2002, which resulted in a $10.6 million decrease in depreciation and amortization expense in the first quarter of 2002, as compared to the first quarter of 2001.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures decreased $2.6 million in the first quarter of 2002 as compared to the first quarter of 2001. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Amortization of capitalized engine and airframe overhauls on the Lockheed-L-1011-500 fleet increased $0.7 million in the first quarter of 2002 as compared to the first quarter of 2001, after including amortization of related manufacturer's credits. The fleet is relatively new to the Company and only began requiring overhauls in late 2000.

The depreciation and amortization expense also increased $1.1 in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to fluctuations associated with other fleet rotable parts, owned engines, goodwill amortization and the provision for inventory obsolescence, along with fluctuations in expenses related to furniture and fixtures, computer hardware and software, and debt issue costs between periods, none of which are individually significant.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 11.5% to $13.9 million in the first quarter of 2002, as compared to $15.7 million in the first quarter of 2001. This decrease was mainly due to the Company benefiting from lower hotel rates which became available after the September 11 terrorist attacks. The average hotel cost per full-time-equivalent crew member decreased 22.1% in the first quarter of 2002, as compared to the same period of 2001. The decrease also reflects a decline in non-crew member employee travel in the first quarter of 2002, as compared to the first quarter of 2001, due to the Company's cost-cutting initiatives implemented after the September 11 terrorist attacks.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 32.4% to $12.3 million in the first quarter of 2002, as compared to $18.2 million in the first quarter of 2001. Ground package costs vary based on the mix of vacation destinations serviced, the quality and types of ground accommodations offered, and general competitive conditions in the Company's markets, all of which factors can change from period to period. Ground package costs between years decreased in approximate proportion to the decrease in ground package revenues.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800 and Saab 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 41.2% to $11.4 million in the first quarter of 2002, as compared to $19.4 million in the same period of 2001.

The decline in maintenance, material and repairs expense in the first quarter of 2002, as compared to the same period of 2001, was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011-50 and 100 and Boeing 727-200 aircraft. During 2001, the Company placed 12 Boeing 727-200 aircraft into BATA and retired three Lockheed L-1011-50 aircraft. The Company expects maintenance, materials and repairs expense to continue to decline in future quarters as its older fleets of aircraft continue to be replaced by newer and more technologically advanced twin-engine aircraft with lower maintenance needs.

This decline in maintenance, materials and repairs was partially offset by an increase in return conditions expense. In the first quarter of 2001, the Company recorded a $2.0 million decrease in maintenance, materials and repairs expense due to a negotiated elimination of return condition requirements on one Lockheed L-1011 aircraft. A similar adjustment was not made in the first quarter of 2002.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 1.9% to $11.0 million in the first quarter of 2002, as compared to $10.8 million in the same period of 2001.

Approximately $0.5 million of this increase in the first quarter of 2002 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and because of an annual increase in segment fee rates charged by CRS systems. This increase was partially offset by a $0.3 million decrease in 800 service related to both a rate decrease and fewer calls received due to less flight interruptions in the first quarter of 2002, as compared to the same period of 2001.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarter of 2002 and 2001, catering represented 77.3% and 71.4%, respectively, of total passenger service expense.

The total cost of passenger service decreased 16.9% to $9.8 million in the first quarter of 2002, as compared to $11.8 million in the first quarter of 2001. The Company experienced a decrease of approximately 17.8% in the average unit cost of catering each passenger between periods primarily because in the first quarter of 2002 the Company provided a less expensive catering product, discontinued meal service on certain flights and implemented measures to reduce catering service charges for round-trip flights. This resulted in a price-and-business-mix decrease of $1.5 million in the first quarter of 2002, as compared to the same period of 2001. Total jet passengers boarded increased 6.6% between quarters, resulting in approximately $0.5 million in higher volume-related catering expenses between the same sets of comparative periods. In the first quarter of 2002, the Company also incurred approximately $1.0 million less expense for mishandled baggage and passenger inconvenience due to flight delays and cancellations, than in the first quarter of 2001.

Advertising. Advertising expense increased 43.1% to $9.3 million in the first quarter of 2002, as compared to $6.5 million in the first quarter of 2001. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. The increase in advertising was primarily attributable to increased advertising for the promotion of the new scheduled service destinations added in the first quarter of 2002 and the promotion of low fares as compared to the competition. The Company also increased advertising in an effort to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 15.0% to $9.1 million in the first quarter of 2002, as compared to $10.7 million in the first quarter of 2001.

The Company experienced a decrease in commissions of $1.5 million in the first quarter of 2002 attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue. In addition, scheduled service commission decreased $0.1 million in the first quarter of 2002, as compared to the first quarter of 2001, mainly due to an decrease in scheduled service revenue.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 20.0% to $5.4 million in the first quarter of 2002, as compared to $4.5 million in the first quarter of 2001. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations added after the first quarter of 2001 and expanded services at existing destinations, including the new Chicago-Midway terminal which opened in March 2001.

Other Operating Expenses. Other operating expenses increased 23.6% to $27.2 million in the first quarter of 2002, as compared to $22.0 million in the first quarter of 2001. The Company recorded $5.2 million more in hull and liability insurance in the first quarter of 2002, as compared to the first quarter of 2001, due to the increase in base rates and the addition of surcharges to cover third party damages after the September 11 terrorist attacks. In addition, the purchase by ATALC of charter air services from airlines other than the Company was $2.0 million more in the first quarter of 2002, as compared with the first quarter of 2001, due to a decreased utilization of the Company's own aircraft for ATALC charter programs. These increases were partially offset by a decrease in the loss on disposal of assets. The Company recorded a loss on disposal of assets of $2.0 million related to the retirement of one Lockheed L-1011-50 aircraft in the first quarter of 2001, with no such loss on disposal of assets in the first quarter of 2002.

Interest Income and Expense. Interest expense in the first quarter of 2002 increased to $8.2 million as compared to $7.4 million in the same period of 2001. The Company capitalized $1.3 million less in interest expense between periods associated with aircraft pre-delivery deposits. A reduction in interest expense, all of which was capitalized, of $1.1 million in the first quarter of 2002, as compared to the same period of 2001, was related to a decrease in the borrowings on the debt used to fund a portion of the aircraft pre-delivery deposits.

     The Company also incurred $0.6 million in interest expense in the first quarter of 2002 relating to two Boeing 757-300 aircraft and one Boeing 737-800 aircraft which were temporarily financed with bridge debt. The Boeing 737-800 was refinanced with an operating lease at the end of the first quarter of 2002. The Company intends to refinance the two Boeing 757-300s with operating leases during the second quarter of 2002.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $0.7 million in interest income in the first quarter of 2002, as compared to $1.7 million in the same period of 2001. The decrease in interest income between periods is due to a decline in the interest rate earned.

Income Tax Expense. In the first quarter of 2002 the Company recorded income tax expense of $0.8 million applicable to $2.6 million in pre-tax income for the period, while in the first quarter of 2001, the Company recorded an income tax credit of $3.3 million applicable to $7.7 million pre-tax loss. The effective tax rate applicable to the first quarter 2002 was 28.8%, as compared to 43.0% in the same period of 2001.

Income tax expense in both sets of comparative periods was affected by the permanent non-deductibility for federal income tax purposes of a percentage of amounts paid for crew per diem (40% in 2001 and 35% in 2002).

Liquidity and Capital Resources

Cash Flows. In the first quarters of 2002 and 2001, net cash provided by operating activities was $18.2 million and $86.6 million, respectively. The decrease in cash provided by operating activities between periods was primarily due to a decrease in depreciation and amortization expense due to the retirement and non-cash impairment write-down of certain Boeing 727-200 and Lockheed L-1011-50 and 100 aircraft in 2001. In addition, the decrease resulted from changes in operating assets and liabilities, most significantly in accounts receivable, which was driven primarily by an increase in credit card holdback. For additional details with respect to credit card holdback see "- Card Agreement".

Net cash used in investing activities was $144.9 million and $116.8 million, respectively, in the first quarters of 2002 and 2001. Such amounts primarily included capital expenditures totaling $145.4 million and $53.0 million, respectively, for aircraft purchases, engine and airframe overhauls, airframe improvements and the purchase of rotable parts. In the first quarter of 2002, $114.7 million of the Company's capital expenditures was for the purchase of two Boeing 757-300 aircraft financed through bridge debt, which the Company expects to finance using operating leases before the end of the second quarter of 2002. In addition, the Company had $21.8 million of net aircraft pre-delivery deposits returned in the first quarter of 2002 as aircraft were delivered. In contrast, the Company made $44.2 million of pre-delivery deposit payments in the first quarter of 2001.

Net cash provided by financing activities was $79.9 million in the first quarter of 2002 as compared to $30.8 million in the first quarter of 2001. In the first quarter of 2002, the Company borrowed $140.9 million in temporary bridge debt related to the purchase of one Boeing 737-800 aircraft and two Boeing 757-300 aircraft, of which the Company repaid $37.6 million related to the Boeing 737-800, which was subsequently financed through an operating lease. In the first quarter of 2002, the Company made payments of $10.9 million related to the financing of pre-delivery deposits on aircraft received in the first quarter of 2002. In the first quarter of 2001, the Company received proceeds of $33.1 million related to the financing of pre-delivery deposits on aircraft.

The Company presently expects that cash generated by operations, together with available borrowings under collateralized credit facilities, the return of pre-delivery deposits held by the manufacturer on future aircraft deliveries and the receipt of additional U.S. Government grant compensation, will be sufficient to fund operations during the next twelve months. For additional details with respect to the grant from the U.S. Government, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Continuing Effects of September 11, 2001."

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under accounting principles generally accepted in the United States ("GAAP"), the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure under GAAP, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                            Cash Payments Currently Scheduled
                                         -------------------------------------------------------------------------
                                             Total          2Qtr-4Qtr        2003          2005           After
                                         As of 3/31/02         2002         -2004          -2006          2006
                                         -------------      ---------     ---------     ----------     -----------
                                                                        (in thousands)
Current and long-term debt               $     577,785      $ 111,941     $ 311,938     $  135,640     $    18,266

Lease obligations                            2,586,149        110,202       396,231        358,072       1,721,644
                                         -------------      ---------     ---------     ----------     -----------

Total contractual cash obligations       $   3,163,934      $ 222,143     $ 708,169     $  493,712     $ 1,739,910
                                         =============      =========     =========     ==========     ===========


In addition, the Company is committed to taking future delivery of 26 new Boeing 757-300 and Boeing 737-800 aircraft, as well as five spare engines. The amounts relating to these aircraft and engines are not included in the table. The Company intends to finance these aircraft and engines with operating leases.

Aircraft and Fleet Transactions. In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of March 31, 2002, the Company had taken delivery of six Boeing 737-800s and seven Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between April 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities. As of March 31, 2002, the Company had $148.9 million in pre-delivery deposits outstanding for these aircraft, of which $107.4 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The Company has operating lease agreements in place to lease another 14 new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). As of March 31, 2002, the Company has taken delivery of nine Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery between April 2002 and May 2004.

The Company has an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GE Capital Aviation Services ("GECAS"). As of March 31, 2002, the Company has taken delivery of three Boeing 737-800 aircraft that are being leased from GECAS. The two remaining aircraft are scheduled for delivery later in 2002.

Although the Company typically finances aircraft with long-term operating leases, it has an available bridge financing facility which provides for maximum borrowings of $400.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. As of March 31, 2002, the Company had financed two new Boeing 757-300s with this facility, resulting in total borrowings of $103.3 million. The Company expects to permanently finance these aircraft with operating leases during the second quarter of 2002.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006. The Company also has an agreement with Rolls Royce to purchase two spare engines, one of which was delivered in 2001, with the second scheduled for delivery in the second quarter of 2002.

In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA will remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001. The Company expects to transfer most of the remaining 12 Boeing 727-200 aircraft to BATA in the first half of 2002. Also in 2001, the Company entered into short-term operating leases with BATA on nine of the 12 transferred aircraft. As of March 31, 2002, eight of the nine leases had terminated, and the Company continued to operate one of these aircraft.

Significant Financings. As of December 31, 2001, the Company's revolving bank credit facility provided for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. In March 2002, the Company amended the credit facility to reduce the maximum borrowings to $75.0 million and modify certain financial covenants. The amended facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is currently collateralized by six owned Boeing 727-200 aircraft, nine Lockheed L-1011-50 and L-1011-100 aircraft and engines, three Lockheed L-1011-500 aircraft and engines, two Saab 340B aircraft, certain rotable parts and eligible receivables. The facility agreement provides that in the event of a material adverse occurrence, the lenders can elect not to fund any additional borrowings, and can require repayment of any outstanding balance immediately. No such determination was made relative to the terrorist attacks on September 11. As of March 31, 2002, the Company had borrowings of $24.0 million against the facility and had outstanding letters of credit of $49.8 million secured by the facility. As of March 31, 2002, the various aircraft and parts securing the bank credit facility had a collateralized value of $72.7 million.

In September 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value. In December 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value. The proceeds from the issuance and sale of the Series B and the Series A preferred stock were used for aircraft pre-delivery deposits and general corporate purposes.

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, GE Capital Aviation Services, Inc., and Rolls-Royce plc., to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in pre-delivery deposit funding, and as of March 31, 2002, the Company had borrowed $107.4 million against these three facilities. All of this debt has been classified as current in the accompanying balance sheets because it will be repaid through the return of related pre-delivery deposits through lease financing of aircraft scheduled for delivery within the next 12 months. Interest on these facilities is payable monthly.

On January 31, February 28, and March 26, 2002, the Company signed a $37.6 million, $51.6 million and $51.7 million, respectively, promissory note with Boeing Capital Loan Corporation for the purchase of one Boeing 737-800 aircraft and two Boeing 757-300 aircraft. As of the March 31, 2002, the $37.6 million was paid in full, and the aircraft was financed under an operating lease. The principal amount of the two outstanding promissory notes is due March 2003.

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

On September 21, 2001, the bank notified the Company that it had determined that the terrorist attacks of September 11, the ensuing grounding of commercial flights by the FAA, and the significant uncertainty about the level of future air travel entitled the bank to retain cash collected by it on credit card charges until the time of service. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, may be the obligation of the bank.

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of December 31, 2001, the bank had withheld $3.1 million, and the Company provided a letter of credit for $20.0 million. The Company had classified the $3.1 million as a current receivable. As of March 31, 2002, the bank had withheld $13.2 million and $20.0 million was secured by a letter of credit. A deposit of 100% would have resulted in the additional retention of $22.1 million by the bank at March 31, 2002. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The Company has the right to terminate its agreement with the bank upon providing appropriate notice. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The DOT also requires the Company to provide a surety bond or an escrow, to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. One issuer currently provides all surety bonds issued on behalf of the Company.

Prior to the terrorist attacks of September 11, the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of March 31, 2002, the letter of credit requirement remained at $19.8 million. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

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

In addition, there are risk factors that relate specifically to the September 11 terrorist attacks that may cause actual results to be materially different from those expected. These factors include, but are not limited to, the following:

o        the adverse impact of the terrorist attacks on the economy in general;
o the likelihood of a further decline in air travel because of the attacks and as a result of a reduction in the airline industry's operations;
o higher costs associated with new security directives and potential new regulatory initiatives;
o higher costs for insurance and the continued availability of such insurance;
o the Company's ability to raise additional financing, and to refinance existing borrowings upon maturity;
o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges;
o the extent of benefits paid to the Company under the Act, including challenges to and interpretations oramendments of the Act or associated regulations; and
o the impact on the Company's ability to operate as planned, including its ability to retain key employees.

The Company does not undertake to update the forward-looking statements to reflect future events or circumstances.

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of Amtran's Annual Report on Form 10-K for the year 2001, except as discussed below.

During the first quarter of 2002, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations. As of March 31, 2002, the Company had outstanding fuel hedge agreements totaling
3.2 million gallons, or 5.5% of the Company's projected aircraft fuel requirements for the second quarter of 2002.

The following table depicts the estimated fair values the Company would pay on March 31, 2002 had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of March 31, 2002.


                                                                                       Estimated Fair
                                         Notional Amount      Average Contract Rate        Values
                                           (in Gallons)             per Gallon          (Pay)/Receive
                                         ------------------------------------------------------------
Swap Contracts - Heating Oil                3,150,000                 $0.7150            ($539,805)


In April 2002, the Company entered into new fuel hedge agreements for 15.8 million gallons. These agreements have maturities between one and three months, and represent 13.1% of the Company's projected aircraft fuel requirements for the second and third quarters of 2002.

PART II - Other Information

Item I - Legal Proceedings

None

Item II - Changes in Securities

None

Item III - Defaults Upon Senior Securities

None

Item IV - Submission of Matters to a Vote of Security Holders

None

Item V - Other information

None

Item VI - Exhibits and Reports on Form 8-K

Report filed on February 1, 2002, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

Report filed on February 22, 2002, furnishing items under Item 9. Regulation FD Disclosure.

Report filed on March 4, 2002, furnishing items under Item 9. Regulation FD Disclosure.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amtran, Inc.
                                             ---------------------------
                                             (Registrant)




Date May 14, 2002                            by /s/ Kenneth K. Wolff
     ---------------------------             ---------------------------
                                             Kenneth K. Wolff
                                             Executive Vice President and
                                             Chief Financial Officer
                                             On behalf of the Registrant