Form 10-Q
period 2002-06-30
ATA HOLDINGS CORP
filed 2002-08-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                          to
                              -------------------------    --------------------


Commission file number  000-21642
                       -----------


                               ATA HOLDINGS CORP.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              Indiana                                 35-1617970
-----------------------------------          -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


      7337 West Washington Street
         Indianapolis, Indiana                          46231
-----------------------------------          -----------------------------
(Address of principal executive offices)              (Zip  Code)


                                 (317) 247-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      -----   -----

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes       No
                           -----    -----
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,764,753 shares outstanding as of July 31, 2002

PART I - Financial Information
Item I - Financial Statements

                                          ATA HOLDINGS CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)
                                                                              June 30,              December 31,
                                                                                2002                    2001
                                                                          -------------------  -----------------------
                                ASSETS                                      (Unaudited)
Current assets:
     Cash and cash equivalents.......................................      $        153,535      $           184,439
     Aircraft pre-delivery deposits..................................               122,379                  166,574
     Receivables, net of allowance for doubtful accounts
     (2002 - $16,640; 2001 - $1,526).................................                70,178                   75,046
     Inventories, net                                                                53,665                   47,648
     Assets held for sale............................................                     -                   18,600
     Prepaid expenses and other current assets.......................                31,663                   19,471
                                                                          -------------------  -----------------------
Total current assets.................................................               431,420                  511,778

Property and equipment:
     Flight equipment................................................               344,417                  327,541
     Facilities and ground equipment.................................               128,159                  119,975
                                                                          -------------------  -----------------------
                                                                                    472,576                  447,516
     Accumulated depreciation........................................              (159,637)                (132,573)
                                                                          -------------------  -----------------------
                                                                                    312,939                  314,943

Goodwill.............................................................                21,780                   21,780
Assets held for sale.................................................                 9,052                   33,159
Prepaid aircraft rent................................................                71,085                   49,159
Investment in BATA, LLC..............................................                38,289                   30,284
Deposits and other assets............................................                40,651                   41,859
                                                                          -------------------  -----------------------
Total assets.........................................................      $        925,216      $         1,002,962
                                                                          ===================  =======================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt.............................      $         15,868      $             5,820
    Short-term debt..................................................                97,559                  118,239
    Accounts payable.................................................                36,157                   26,948
    Air traffic liabilities..........................................               108,032                  100,958
    Accrued expenses.................................................               179,803                  177,102
                                                                          -------------------  -----------------------
Total current liabilities............................................               437,419                  429,067

Long-term debt, less current maturities..............................               335,997                  373,533
Deferred income taxes................................................                10,022                   13,655
Deferred gains from sale and leaseback of aircraft...................                52,768                   45,815
Other deferred items.................................................                17,630                   16,760
                                                                          -------------------  -----------------------
Total liabilities....................................................               853,836                  878,830

Redeemable preferred stock; authorized and issued 800 shares.........                80,000                   80,000

Shareholders' equity:
    Preferred stock; authorized 9,999,200 shares; none issued........                     -                        -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,476,193 - 2002; 13,266,642 - 2001...................                65,290                   61,964
    Treasury stock; 1,711,440 shares - 2002; 1,710,658 shares - 2001.               (24,778)                 (24,768)
    Additional paid-in capital.......................................                10,824                   11,534
    Other comprehensive income (loss)................................                   333                     (687)
    Retained deficit.................................................               (60,289)                  (3,911)
                                                                          -------------------  -----------------------
Total shareholders' equity (deficit).................................                (8,620)                  44,132
                                                                          -------------------  -----------------------
Total liabilities and shareholders' equity...........................      $        925,216      $         1,002,962
                                                                          ===================  =======================

See accompanying notes.



                                                ATA HOLDINGS CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in thousands, except per share data)

                                                            Three Months Ended June 30,              Six Months Ended June 30,
                                                             2002                2001                2002                2001
                                                       --------------      --------------      --------------      --------------
                                                         (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Operating revenues:
  Scheduled service..............................      $     224,515       $     235,523       $     432,798       $     447,554
  Charter........................................             73,667              96,589             170,513             198,974
  Ground package.................................              9,731              14,845              24,977              36,476
  Other..........................................             10,628              11,938              20,823              23,376
                                                       --------------      --------------      --------------      --------------
Total operating revenues                                     318,541             358,895             649,111             706,380
                                                       --------------      --------------      --------------      --------------

Operating expenses:
  Salaries, wages and benefits...................             91,701              83,516             169,688             164,488
  Fuel and oil...................................             51,151              68,029              98,394             138,010
  Aircraft rentals...............................             45,033              21,406              84,487              41,395
  Handling, landing and navigation fees..........             28,450              24,940              56,130              48,659
  Depreciation and amortization..................             22,718              33,746              41,408              69,244
  Aircraft maintenance, materials and repairs....             14,660              15,974              26,080              35,360
  Crew and other employee travel.................             13,578              15,903              27,448              31,606
  Other selling expenses.........................             11,376              11,193              22,359              21,947
  Advertising....................................             11,296               6,973              20,628              13,505
  Passenger service..............................              9,531              11,360              19,298              23,111
  Ground package cost............................              7,726              12,044              20,075              30,284
  Facilities and other rentals...................              5,753               4,822              11,198               9,323
  Commissions....................................              5,002              10,137              14,125              20,813
  Impairment loss................................             14,812                   -              14,812                   -
  U.S. Government grant..........................             15,210                   -              15,210                   -
  Other..........................................             29,837              22,293              57,006              44,310
                                                       --------------      --------------      --------------      --------------
Total operating expenses.........................            377,834             342,336             698,346             692,055
                                                       --------------      --------------      --------------      --------------
Operating income (loss)..........................            (59,293)             16,559             (49,235)             14,325

Other income (expense):
  Interest income................................                823               1,359               1,512               3,090
  Interest expense...............................            (10,012)             (6,951)            (18,250)            (14,309)
  Other..........................................               (501)               (236)               (368)                (68)
                                                       --------------      --------------      --------------      --------------
Other expense....................................             (9,690)             (5,828)            (17,106)            (11,287)
                                                       --------------      --------------      --------------      --------------

Income (loss) before income taxes................            (68,983)             10,731             (66,341)              3,038
Income taxes (credits)...........................            (13,585)              4,200             (12,823)                891
                                                       --------------      --------------      --------------      --------------
Net income (loss)................................            (55,398)              6,531             (53,518)              2,147

Preferred stock dividends........................             (2,485)             (2,333)             (2,860)             (2,708)
                                                       --------------      --------------      --------------      --------------
Income (loss) available to common shareholders...      $     (57,883)      $       4,198       $     (56,378)      $        (561)
                                                       ==============      ==============      ==============      ==============

Basic earnings per common share:
Average shares outstanding.......................         11,752,957          11,427,076          11,658,184          11,403,503
Net income (loss) per share......................      $       (4.92)      $        0.37       $       (4.84)      $       (0.05)
                                                       ==============      ==============      ==============      ==============

Diluted earnings per common share:
Average shares outstanding.......................         11,752,957          13,961,609          11,658,184          11,403,503
Net income (loss) per share......................      $       (4.92)      $        0.33       $       (4.84)      $       (0.05)
                                                       ==============      ==============      ==============      ==============

See accompanying notes.



                                                ATA HOLDINGS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                                       (Dollars in thousands)

                               Redeemable                                 Additional          Other
                               Preferred        Common       Treasury       Paid-in       Comprehensive     Retained
                                 Stock          Stock         Stock         Capital       Income (Loss)      Deficit       Total
                             --------------- ------------- ------------ --------------- ----------------- ------------ ------------
Balance, December 31, 2001..   $     80,000    $   61,964    $ (24,768)   $     11,534    $         (687)   $  (3,911)   $ 124,132
                             --------------- ------------- ------------ --------------- ----------------- ------------ ------------
  Net income................              -             -            -               -                 -        1,880        1,880

  Net gain on derivative
   instruments..............              -             -            -               -               629            -          629
                                                                                        ------------------ ----------- ------------

   Total comprehensive
     income.................              -             -            -               -               629        1,880        2,509
                                                                                        ------------------ ------------ -----------

  Preferred stock dividends.              -             -            -               -                 -         (375)        (375)

  Restricted stock grants...              -            10            -               3                 -            -           13

  Stock options exercised...              -           291            -            (138)                -            -          153
                             --------------- ------------- ------------ --------------- ----------------- ------------ ------------

Balance, March 31, 2002.....   $     80,000    $   62,265    $ (24,768)   $     11,399    $          (58)   $  (2,406)   $ 126,432
                             =============== ============= ============ =============== ================= ============ ============

  Net loss..................              -             -             -              -                  -     (55,398)     (55,398)

  Net gain on derivative
   instruments..............              -             -             -              -               391            -          391
                                                                                        ------------------ ------------ -----------

   Total comprehensive
     income.................              -             -             -              -               391      (55,398)     (55,007)
                                                                                        ------------------ ------------ -----------

  Preferred stock dividends.              -             -             -              -                 -       (2,485)      (2,485)

  Payment of liability
   with stock...............              -         2,445             -           (295)                -            -        2,150

  Restricted stock grants...              -             3          (10)              1                 -            -           (6)

  Stock options exercised...              -           577             -           (281)                -            -          296
                             --------------- ------------- ------------ --------------- ----------------- ------------ ------------
Balance, June 30, 2002......   $     80,000    $   65,290    $ (24,778)    $    10,824    $          333    $ (60,289)   $  71,380
                             =============== ============= ============ =============== ================= ============ ============

See accompanying notes.



                                  ATA HOLDINGS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)

                                                                        Six Months Ended June 30,
                                                                         2002               2001
                                                                    --------------     --------------
                                                                      (Unaudited)        (Unaudited)
Operating activities:

Net income (loss)..........................................          $    (53,518)      $      2,147
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization............................                41,408             69,244
  Impairment loss..........................................                14,812                  -
  Deferred income taxes (credits)..........................                (3,633)               372
  Other non-cash items.....................................                17,502             (5,921)
Changes in operating assets and liabilities:
  U.S. Government grant receivable.........................                15,210                  -
  Other receivables........................................               (10,342)            25,619
  Inventories..............................................                (7,653)           (11,329)
  Prepaid expenses.........................................               (12,192)             1,966
  Accounts payable.........................................                 9,209             23,288
  Air traffic liabilities..................................                 7,074                263
  Accrued expenses.........................................                 1,363              4,413
                                                                    --------------     --------------
  Net cash provided by operating activities                                19,240            110,062
                                                                    --------------     --------------

Investing activities:

Aircraft pre-delivery deposits.............................                43,898            (70,873)
Capital expenditures.......................................               (43,283)           (93,243)
Noncurrent prepaid aircraft rent...........................               (21,926)           (17,712)
Investment in BATA, LLC....................................                18,632             18,043
Reductions to other assets.................................                    96                319
Proceeds from sales of property and equipment..............                   286                 32
                                                                    --------------     --------------
  Net cash used in investing activities                                    (2,297)          (163,434)
                                                                    --------------     --------------

Financing activities:

Preferred stock dividends..................................                (2,860)            (2,708)
Proceeds from sale/leaseback transactions..................                 2,794                369
Proceeds from short-term debt..............................                     -             55,140
Payments on short-term debt................................               (20,680)            (3,773)
Proceeds from long-term debt...............................               194,491                  -
Payments on long-term debt.................................              (222,031)            (2,497)
Proceeds from stock options exercises......................                   449                868
Purchase of treasury stock.................................                   (10)              (204)
                                                                    --------------     --------------
  Net cash provided by (used in) financing activities                     (47,847)            47,195
                                                                    --------------     --------------

Decrease in cash and cash equivalents......................               (30,904)            (6,177)
Cash and cash equivalents, beginning of period.............               184,439            129,137
                                                                    --------------     --------------
Cash and cash equivalents, end of period                             $    153,535       $    122,960
                                                                    ==============     ==============

Supplemental disclosures:

Cash payments for:
  Interest.................................................          $     22,148       $     21,431
  Income taxes (refunds)...................................          $      3,132       $     (5,470)

Financing and investing activities not affecting cash:
  Accrued capitalized interest                                       $     (6,239)      $      7,994

See accompanying notes.


                       ATA HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying consolidated financial statements of ATA Holdings Corp., formerly Amtran, Inc., and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

     The consolidated financial statements for the quarters ended June 30, 2002 and 2001 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Continuing Effects of September 11, 2001

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage in New York City, Washington, D.C. and western Pennsylvania. In response to these attacks, on September 11 the Federal Aviation Administration ("FAA") temporarily suspended all commercial flights to, from and within the United States until September 13. Upon resuming its pre-attack schedule, the Company experienced significantly lower passenger traffic and unit revenues than prior to the attacks. In response to this, the Company reduced its flight schedule by approximately 20%, as compared to the schedule operated immediately prior to September 11, and furloughed approximately 1,100 employees by the middle of October. By June 30, 2002, the Company had recalled approximately 800 of the furloughed employees, and during the second quarter of 2002 it operated a flight schedule with approximately the same capacity as the second quarter of 2001.

     On   September   22,  2001,   President   Bush  signed  into  law  the  Air
     Transportation  Safety  and  System  Stabilization  Act  ("Act").  The  Act
     provides for, among other things: (1) $5.0 billion in compensation for direct losses incurred by all U.S. airlines and air cargo carriers
     (collectively, "air carriers") as a result of the closure by the FAA of U.S. airspace following the September 11 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001 as a direct result of such attacks; (2) subject to certain conditions, the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board ("ATSB"); (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expired 180 days after the enactment of the Act) for the increase in the cost of insurance, with respect to a premium for coverage ending before October 1, 2002, against loss or damage arising out of any risk from the operation of an aircraft over the premium in effect for a comparable operation during the period September 4, 2001 to September 10, 2001; (4) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (5) the extension of the due date for the payment by eligible air carriers of certain excise taxes; (6) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11; and (7) the Secretary of Transportation to ensure that all communities that had scheduled air service before September 11, 2001 continue to receive adequate air service. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether for compensatory or punitive damages, arising from the terrorist-related events of September 11 against any air carrier shall not be in an amount greater than the limits of the liability coverage maintained by the air carrier. With respect to the cash grants of up to $5.0 billion, each qualified air carrier is entitled to receive the lesser of: (1) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001; or (2) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated by August 2001 available seat miles or ton miles.

     The Company believes it is eligible to receive up to $74.0 million in connection with the Act in compensation for direct and incremental losses arising from the terrorist attacks of September 11 and the subsequent decline in demand for air travel, based upon the Company's estimated maximum allocation calculated from August 2001 available seat miles. In 2001, the Company recorded $66.3 million in U.S. Government grant compensation, which was comprised of (1) $57.1 million in lost profit contribution (direct revenues lost, less variable operating expenses avoided) from planned flights not operated between September 11 and December 31, and from flights operated during this time period with lower load factors and unit revenues; (2) certain special charges of $17.8 million, that were deemed directly attributable to the attacks, such as crew and passenger travel expenses incurred during and shortly after the FAA mandated shut down, additional advertising expenses incurred as a direct result of September 11, additional interest expense and letter of credit fees associated with changes to the Company's debt position due to September 11, and expenses incurred related to a proposed transaction in which the Company would have been taken private, which was substantially complete just prior to September 11, but was subsequently cancelled; less
     (3) $8.6 million in expense reductions realized as a direct result of lower costs incurred by the Company after the September 11 attacks. Excluded from the amount of grant compensation recorded by the Company were the Company's non-cash write-down of the Boeing 727-200 aircraft fleet and exit costs related to rent payments scheduled to continue on certain Boeing 727-200 aircraft after they are removed from service. In 2001, the Company received $44.5 million in cash compensation under the Act and recorded a receivable in the amount of $21.8 million for the remaining portion.

     In April 2002, the Department of Transportation ("DOT") issued its final rules and procedures for submitting an application to receive the remaining funds available under the Act. These final rules and procedures provide general guidance on what items are reimbursable, but the process offers each airline the opportunity to present its own arguments concerning the reimbursement due for special items. The final rules also require certain agreed upon procedures to be performed on the application by an independent certified public accountant prior to submission. The Company submitted its final application, with the accountant's report on agreed upon procedures, during the second quarter of 2002. Based upon ongoing discussions with the DOT concerning the Company's application, the Company has determined that a portion of the receivable recorded in 2001 may not be collected when the DOT provides its final decision on that application. The Company therefore recorded a reserve of $15.2 million against the receivable of $21.8 million in the second quarter of 2002. The reserve recorded by the Company represents its best current estimate of the amount of receivable to be collected, but since a final decision by the DOT is still pending, it is possible that the amount collected will be greater or lesser than the amount recorded by the Company as of June 30, 2002.

     During the second quarter of 2002, the Company submitted an application to the ATSB for a $165.0 million secured loan, of which 90%, or $148.5 million would be guaranteed by the Federal Government, as provided by the Act. The Company believes it meets the qualifications to receive such a loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information.

     As a result of the September 11 attacks, the Company's aviation insurers, and other air carriers' aviation insurers, have significantly reduced the maximum amount of insurance coverage they will underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage). In addition, the Company and other air carriers are being charged significantly higher premiums for this reduced coverage, as well as other aviation insurance. Pursuant to the Act and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, through August 17, 2002. It is anticipated that after this date a commercial product for war-risk coverage will become available, but the Company may incur significant additional costs for this coverage.

3.     Earnings per Share

       The following tables set forth the computation of basic and diluted earnings per share:



                                                                                Three Months Ended June 30,
                                                                          2002                               2001
                                                                   ------------------                  -----------------
Numerator:
   Net income (loss)                                               $     (55,398,000)                  $      6,531,000
   Preferred stock dividends                                              (2,485,000)                        (2,333,000)
                                                                   ------------------                  -----------------
   Income (loss) available to common
   shareholders                                                    $     (57,883,000)                  $      4,198,000
                                                                   ------------------                  -----------------
Effect of dilutive securities:
   Convertible redeemable preferred stock                                          -                            375,000
                                                                   ------------------                  -----------------
Numerator for diluted earnings per share                           $     (57,883,000)                  $      4,573,000
                                                                   ==================                  =================

Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                              11,752,957                         11,427,076
   Effect of dilutive securities:
     Employee stock options                                                        -                            620,047
     Convertible redeemable preferred stock                                        -                          1,914,486
                                                                   ------------------                  -----------------

   Dilutive potential securities                                                   -                          2,534,533
                                                                   ------------------                  -----------------
   Denominator for diluted earnings per share
    - adjusted weighted average shares                                    11,752,957                         13,961,609
                                                                   ==================                  =================

Basic earnings (loss) per share                                    $           (4.92)                  $           0.37
                                                                   ==================                  =================
Diluted earnings (loss) per share                                  $           (4.92)                  $           0.33
                                                                   ==================                  =================




                                                                                 Six Months Ended June 30,
                                                                          2002                               2001
                                                                   ------------------                  -----------------
Numerator:
    Net income (loss)                                              $     (53,518,000)                  $      2,147,000
    Preferred stock dividends                                             (2,860,000)                        (2,708,000)
                                                                   ------------------                  -----------------
    Loss available to common
    shareholders                                                   $     (56,378,000)                          (561,000)
                                                                   ------------------                  -----------------
 Effect of dilutive securities:
    Convertible redeemable preferred stock                                         -                                  -
                                                                   ------------------                  -----------------
 Numerator for diluted earnings per share                          $     (56,378,000)                  $       (561,000)
                                                                   ==================                  =================

 Denominator:
    Denominator for basic earnings per share
    - weighted average shares                                             11,658,184                         11,403,503
    Effect of dilutive securities:
      Employee stock options                                                       -                                  -
      Convertible redeemable preferred stock                                       -                                  -
                                                                   ------------------                  -----------------
    Dilutive potential securities                                                  -                                  -
                                                                   ------------------                  -----------------
    Denominator for diluted earnings per share
     - adjusted weighted average shares                                   11,658,184                         11,403,503
                                                                   ==================                  =================

Basic earnings (loss) per share                                    $           (4.84)                  $          (0.05)
                                                                   ==================                  =================
Diluted earnings (loss) per share                                  $           (4.84)                  $          (0.05)
                                                                   ==================                  =================


     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share," the impact of 1,914,486 shares of redeemable preferred stock in the three months and six months ended June 30, 2002, has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 385,780 and 436,013 employee stock options, respectively, has been excluded from the computation of diluted earnings per share for the same periods because their effect would be antidilutive. In comparison, in the six months ended June 30, 2001 the impact of 1,914,486 shares of redeemable preferred stock and 515,662 employee stock options has been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

     Segment financial data as of and for the three and six months ended June 30, 2002 and 2001 follows:



                                                       For the Three Months Ended June 30, 2002
                                      --------------------------------------------------------------------------
                                                                                   Other/
                                           Airline             ATALC            Eliminations     Consolidated
                                      ---------------   ----------------    -----------------   ----------------
                                                                    (In thousands)
Operating revenue (external)          $      286,248     $        11,143     $        21,150     $      318,541
Inter-segment revenue                          5,815                 305              (6,120)                 -
Operating expenses (external)                349,106               9,392              19,336            377,834
Inter-segment expenses                         1,544               2,564              (4,108)                 -
Operating income (loss)                      (58,587)               (508)               (198)           (59,293)
Segment assets (at quarter-end)            1,086,857             181,149            (342,790)           925,216



                                                       For the Three Months Ended June 30, 2001
                                      --------------------------------------------------------------------------
                                                                                   Other/
                                           Airline             ATALC            Eliminations     Consolidated
                                      ---------------   ----------------    -----------------   ----------------
                                                                    (In thousands)
Operating revenue (external)          $      320,089     $        20,572     $        18,234     $      358,895
Inter-segment revenue                          8,794                 525              (9,319)                 -
Operating expenses (external)                309,989              15,675              16,672            342,336
Inter-segment expenses                         1,873               5,370              (7,243)                 -
Operating income (loss)                       17,021                  52                (514)            16,559
Segment assets (at quarter-end)            1,250,273             221,708            (365,512)         1,106,469



                                                        For the Six Months Ended June 30, 2002
                                      --------------------------------------------------------------------------
                                                                                   Other/
                                           Airline             ATALC            Eliminations     Consolidated
                                      ---------------   ----------------    -----------------   ----------------
                                                                    (In thousands)
Operating revenue (external)          $      573,431     $        32,405     $        43,275     $      649,111
Inter-segment revenue                         13,709                 732             (14,441)                 -
Operating expenses (external)                633,580              27,604              37,162            698,346
Inter-segment expenses                         3,079               6,305              (9,384)                 -
Operating income (loss)                      (49,519)               (772)              1,056            (49,235)
Segment assets (at quarter-end)            1,086,857             181,149            (342,790)           925,216



                                                        For the Six Months Ended June 30, 2001
                                      --------------------------------------------------------------------------
                                                                                   Other/
                                           Airline             ATALC            Eliminations     Consolidated
                                      ---------------   ----------------    -----------------   ----------------
                                                                    (In thousands)
Operating revenue (external)          $      613,312     $        54,570    $         38,498      $     706,380
Inter-segment revenue                         24,433                 990             (25,423)                 -
Operating expenses (external)                618,373              39,763              33,919            692,055
Inter-segment expenses                         4,455              15,625             (20,080)                 -
Operating income (loss)                       14,917                 172                (764)            14,325
Segment assets (at quarter-end)            1,250,273             221,708            (365,512)         1,106,469


5.   Commitments and Contingencies

     In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of June 30, 2002, the Company had taken delivery of eight Boeing 737-800s and eight Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between August 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities. As of June 30, 2002, the Company had $126.8 million in pre-delivery deposits outstanding for these aircraft, of which $97.6 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

     In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company currently has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

     The Company has operating lease agreements in place to lease 14 new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). As of June 30, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining two aircraft under these operating lease agreements are scheduled for delivery in June 2003 and May 2004.

     The Company has an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GE Capital Aviation Services ("GECAS"). As of June 30, 2002, the Company had taken delivery of four Boeing 737-800 aircraft that are being leased from GECAS. The one remaining aircraft was delivered in July 2002.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006.

     In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six Saab 340B aircraft with an option to lease up to 10 additional aircraft. As of June 30, 2002, the Company had taken delivery of the first four of these Saab 340B aircraft. The remaining two aircraft are scheduled for delivery in the third quarter of 2002.

     In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA") a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001. Also in 2001, the Company entered into short-term operating leases with BATA on nine of the 12 transferred aircraft. As of June 30, 2002, all of the nine leases had terminated. The Company is subject to lease return conditions on these nine operating leases upon delivery of any of these aircraft to a third party by BATA. As of June 30, 2002, a third-party lessee or buyer has not been identified for any of these aircraft. Management believes it is reasonably possible that a lessee or buyer will be identified. The Company estimates that it could incur up to $7.0 million of expense to meet the return conditions, if all nine of the aircraft were sold or leased by BATA to third parties. No liability has been recorded for these return conditions.

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

6.   New Accounting Pronouncements

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. The Company's goodwill represents the excess of cost over the fair value of net assets acquired from several business acquisitions completed in 1999. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. The Company adopted FAS 142 as of January 1, 2002, and therefore has not recorded any goodwill amortization in the first six months of 2002. Prior to 2002, the Company amortized goodwill on a straight-line basis over 20 years in accordance with Accounting Principles Board Opinion 17. The Company recorded goodwill amortization expense of $0.3 million and $0.6 million, respectively, in the three and six month periods ended June 30, 2001.

     As required upon adoption of FAS 142, as of June 30, 2002 the Company had completed transitional impairment reviews on its goodwill. The Company determined that no impairment adjustment was required for any of its goodwill. In accordance with FAS 142, the Company will continue to perform annual goodwill impairment reviews.

7.   Subsequent Events

     On July 1, 2002, the Company outsourced the management operations of two of its ATALC brands, ATA Vacations and Travel Charter International ("TCI"), to Milwaukee-based The Mark Travel Corporation ("MTC"). MTC will create, advertise, take reservations and deliver these ATALC brands. MTC will receive revenue from the ground package sales, and the Company will receive a royalty fee from MTC. As a result of the outsourcing agreement, the Company has reduced marketing, product development, reservations and administrative staff at the ATALC headquarters in Troy, Michigan. The Company anticipates closing those offices by the end of the third quarter. Other ATALC products, including Key Tours' Canadian Rail programs and Key Tours' Las Vegas ground operations, will not be outsourced, but will be operated out of ATALC's Windsor office. Staffing at the Windsor call center has also been reduced to reflect the outsourcing of the ATA Vacation and TCI brands.

     On July 16, 2002, the Company's cockpit crewmembers, who are represented by the Air Line Pilots Association ("ALPA"), ratified an amended collective bargaining agreement for which tentative agreement had been reached on June 18, 2002. The amended agreement became effective July 1, 2002. The agreement came after more than 25 months of negotiations including mediated talks under the auspices of the National Mediation Board. Of the 823 crewmembers eligible to vote, 95 % participated with 80.2 % casting ballots in favor of the amended agreement.

     On August 5, 2002, the Company announced the resignation of John P. Tague, who had held the role of President and Chief Executive Officer of the Company. In addition, the Company announced that, effective immediately, J. George Mikelsons, the Company's chairman and founder, would assume the role of President and Chief Executive Officer.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Six Months Ended June 30, 2002, Versus Quarter and Six Months Ended June 30, 2001

Overview

The Company is a leading provider of targeted scheduled airline services and charter airline services to leisure and other value-oriented travelers, and to the U.S. military. The Company, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 29 years and is the tenth largest U.S. airline in terms of 2001 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, and Newark. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") also provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, South
Bend, Springfield, Moline, and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and six months ended June 30, 2002, the Company recorded an operating loss of $59.3 million and $49.2 million, respectively, as compared to operating income of $16.6 million and $14.3 million in the same periods of 2001. Consolidated yield declined by 11.8% and 10.1%, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, while consolidated load factors declined only slightly between years. Weak pricing was evident in both the scheduled service and commercial charter business units in 2002, and reflects the continuing impacts of severely reduced demand for both business and leisure air travel subsequent to the terrorist attacks of September 11, 2001. The Company also believes that consumer confidence continues to be eroded by an unsettled economic climate in the United States, which has placed further pressure on airline fares, given a relatively unchanged seat capacity between years in the Company's markets, particularly in the Company's hub city of Chicago. The Company expects continued weakness in unit revenue throughout the remainder of 2002, and is particularly concerned about further yield erosion that likely will occur during the traditionally weak fourth quarter travel period.

The Company's unit costs remained among the lowest of major airlines in 2002. Consolidated CASM was 8.89 cents and 8.16 cents, respectively, in the quarter and six months ended June 30, 2002, as compared to 8.16 cents and 8.33 cents, respectively, in the comparable periods of 2001. Included in the second quarter and six months ended June 30, 2002 operating expenses were several special non-cash charges, including: (1) an unfavorable adjustment to U.S. government grant revenues of $15.2 million; (2) an additional charge for impairment of the Company's Boeing 727-200 fleet of $14.8 million; and (3) a charge of $8.4 million to record a signing bonus relating to recently-ratified amendments to the cockpit crew collective bargaining agreement. After adjusting for these special items, consolidated CASM was 7.99 cents and 7.71 cents, respectively, for the quarter and six months ended June 30, 2002. The Company is continuing its efforts to further reduce its operating costs in the second half of 2002, and also expects to continue to realize operating cost savings from the ongoing deliveries of its new fleet of Boeing 737-800 and Boeing 757-300 aircraft, and ongoing retirements of Lockheed L-1011 aircraft. The Company had retired all of its Boeing 727-200 aircraft by June 30, 2002.

The Company, however, does not expect that it will be able to fully mitigate the effects on its results of operations of weak revenues, through cost savings initiatives. Consequently, the Company expects to incur operating and net losses for the full year 2002, with individual losses expected in both the third and fourth quarters.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Goodwill Accounting. In June 2001, the FASB issued new accounting standards pertaining to goodwill in FAS 142, effective for fiscal years beginning after December 15, 2001. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. The Company's goodwill is related to its ATALC, ATA Cargo, Inc. ("ATA Cargo") and Chicago Express subsidiaries acquired in 1999.

FAS 142 requires companies to perform transitional impairment reviews of goodwill as of the date of adoption of the statement, which was January 1, 2002. The transitional goodwill impairment test was required to be completed by June 30, 2002, based upon the carrying values and estimated fair values as of January 1, 2002. This test is a two-step process. Step one compares the fair value (determined through market quotes or the present value of estimated future cash flows) of a reporting unit with its carrying amount (assets less liabilities, including goodwill.) If the estimated fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is then performed, which compares the implied fair value of the reporting unit's goodwill (determined in accordance with purchase accounting), with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount of the goodwill becomes the new accounting basis for future impairment tests.

The fair market values of all of the Company's reporting units were estimated using discounted future cash flows, since market quotes were not readily available. For Chicago Express and ATA Cargo, future cash flows were estimated based on historical performance. In both cases, the estimated fair market value was higher than the carrying amount of the reporting unit, and thus no impairment was indicated.

The fair market value of ATALC was estimated based on projected future cash flows from the Key Tours and Key Tours Las Vegas brands, estimated cash flows from royalties under the new management services contract with MTC, and incremental cash flows from the increased sale of scheduled service seats to ATA Vacations customers. Based on this analysis, the estimated fair market value of ATALC was higher than its carrying amount, and thus no impairment was indicated.

All of the estimates of fair market value for the Company's three reporting units involved highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows were estimated without the benefit of historical data, although historical data was used where available. Although the Company believes its estimates and judgments to be reasonable, different assumptions and judgments might have resulted in the impairment of some or all of the Company's recorded goodwill of $21.8 million under the transitional testing rules of FAS 142.

U. S. Government Grant Reimbursement Accounting. The Air Transportation Safety and System Stabilization Act passed in response to the September 11, 2001 terrorist attacks provided for, among other things, up to $5.0 billion in compensation for the direct and incremental losses resulting from the terrorist attacks incurred by U. S. domestic passenger and cargo airlines from September 11, 2001 through December 31, 2001.

Due to the limited guidance provided by the legislation and the evolving guidance provided by the interpretive rules of the DOT, the Company has made subjective and judgmental estimates in calculating and recording the amount of grant revenue to recognize. In the third and fourth quarters of 2001, the Company recognized $66.3 million in total grant revenues. As of December 31, 2001, $44.5 million had been received, and $21.8 million was recorded as a receivable.

In the second quarter of 2002, the DOT issued new guidelines for receiving grant reimbursement and the Company submitted a final application, accompanied by the required accountant's report on agreed upon procedures. Based on review of its application with the DOT, the Company now believes it is probable that a portion of the receivable recorded in 2001 may not be collected and therefore recorded a valuation allowance of $15.2 million against the $21.8 million receivable as of June 30, 2002. It is possible that further material adjustments may be required in future accounting periods. See "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Continuing Effects of September 11, 2001" for further details.

Fleet Impairment Accounting. The Company adopted FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets ("FAS 144"), which superceded FAS 121 effective January 1, 2002, but the Company continues to account for the fleet and related assets that were impaired prior to January 1, 2002, under FAS 121, as required by FAS 144.

Fleet impairment accounting is governed by FASB Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"). Significant subjective estimates are required to calculate expected future cash flows and the fair market values to which asset net book values are compared. The Company has been performing impairment reviews in accordance with FAS 121 on the Lockheed L-1011-50 and 100 and the Boeing 727-200 fleets since the end of 2000.

FAS 121 requires that whenever events or circumstances indicate that the Company may not be able to recover the net book value of its productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. The application of FAS 121 requires the use of significant judgment and the preparation of numerous significant estimates. The Company estimated future cash flows from the productive use of these fleets by estimating the expected net cash contribution from revenues less operating expenses, and adjusting for estimated cash outflows for heavy maintenance and estimated cash inflows from final disposal of the assets. Such estimates were required for up to ten years into the future. Although the Company believes that its estimates of cash flows in the application of FAS 121 were reasonable, and were based upon all available information, including extensive historical cash flow data about the prior use of these fleets, such estimates nevertheless required substantial judgments and were based upon material assumptions about future events.

Further significant assumptions were required concerning the estimated fair market value of both fleets, since FAS 121 specifies that impaired assets be written down to their estimated fair market value by recording an impairment charge to earnings. As provided under FAS 121, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair market values. Such estimates were significant in determining the amount of the impairment charge to be recorded, which could have been materially different under different sets of assumptions and estimates.

As FAS 121 requires the Company to continuously evaluate fair market values of previously impaired assets, it is possible that future estimates of fair market value may result in additional material charges to earnings, if those estimates indicate a material reduction in fair market value as compared to the estimates made at the end of the second quarter of 2002.

In the fourth quarter of 2001, the Company determined that, in accordance with FAS 121, the estimated future cash flows expected from the Lockheed L-1011-50 and 100 fleet were less than the net book value of that fleet, including related rotable parts and inventory. As a result, the Company recorded an asset impairment charge of $67.8 million. The Company continues to evaluate the estimated future cash flows expected from this fleet and has taken no additional impairment charges.

In the third quarter of 2001, following the events of September 11, 2001, the Company retired most of its Boeing 727-200 fleet earlier than originally planned. As a result of this, the Company recorded an asset impairment charge of $35.2 million. The Company continues to evaluate the estimated future cash flows expected from this fleet, and recorded an additional $9.3 million impairment charge on the fleet in the fourth quarter of 2001, and an additional $14.8 million impairment charge in the second quarter of 2002. As the Boeing 727-200 aircraft are retired, they are transferred to BATA Leasing LLC, an entity which intends to re-market these aircraft in either passenger or cargo configurations by leasing or selling them to third parties. The Company has a 50% ownership interest in this leasing company, which is reflected as an investment on its balance sheet. The value of this investment is primarily comprised of the Company's share of expected future rental revenues from the re-marketed Boeing 727-200 fleet. If the future rental revenues do not reach expected levels or do not occur in the expected timeframes, the Company could incur additional impairment charges in the future.

Results of Operations

For the quarter ended June 30, 2002, the Company had an operating loss of $59.3 million, as compared to operating income of $16.6 million in the comparable quarter of 2001; and the Company had a $57.9 million net loss available to common shareholders in the second quarter of 2002, as compared to net income available to common shareholders of $4.2 million in the second quarter of 2001.

Operating revenues decreased 11.3% to $318.5 million in the second quarter of 2002, as compared to $358.9 million in the same period of 2001. Consolidated revenue per available seat mile ("RASM") decreased 12.3% to 7.50 cents in the second quarter of 2002, as compared to 8.55 cents in the second quarter of 2001.

Operating expenses increased 10.4% to $377.8 million in the second quarter of 2002, as compared to $342.3 million in the comparable period of 2001. Consolidated operating cost per available seat mile ("CASM") increased 8.9% to
8.89 cents in the second quarter of 2002, as compared to 8.16 cents in the second quarter of 2001.

For the six months ended June 30, 2002, the Company had an operating loss of $49.2 million, as compared to operating income of $14.3 million in the comparable quarter of 2001; and the Company had a $56.4 million net loss available to common shareholders in the six months ended June 30, 2002, as compared to net loss available to common shareholders of $0.6 million in the same period of 2001.

Operating revenues decreased 8.1% to $649.1 million in the six months ended June 30, 2002, as compared to $706.4 million in the same period of 2001. Consolidated RASM decreased 10.7% to 7.59 cents in the six months ended June 30, 2002, as compared to 8.50 cents in the same period of 2001.

Operating expenses increased 0.9% to $698.3 million in the six months ended June 30, 2002, as compared to $692.1 million in the comparable period of 2001. Consolidated operating CASM decreased 2.0% to 8.16 cents in the six months ended June 30, 2002, as compared to 8.33 cents in the same period of 2001.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").


                                                                 Cents per ASM                             Cents per ASM
                                                          Three Months Ended June 30,                Six Months Ended June 30,
                                                           2002                 2001                   2002              2001
                                                   ------------------------------------------   -----------------------------------
Consolidated operating revenues:                           7.50                 8.55                   7.59              8.50

Consolidated operating expenses:
Salaries, wages and benefits                               2.16                 1.99                   1.98              1.98
Fuel and oil                                               1.20                 1.62                   1.15              1.66
Aircraft rentals                                           1.06                 0.51                   0.99              0.50
Handling, landing and navigation fees                      0.67                 0.59                   0.66              0.59
Depreciation and amortization                              0.53                 0.80                   0.48              0.83
Aircraft maintenance, materials and repairs                0.34                 0.38                   0.30              0.43
Crew and other employee travel                             0.32                 0.38                   0.32              0.38
Other selling expenses                                     0.27                 0.27                   0.26              0.27
Advertising                                                0.27                 0.17                   0.24              0.16
Passenger service                                          0.22                 0.27                   0.23              0.28
Ground package cost                                        0.18                 0.29                   0.23              0.36
Facilities and other rentals                               0.14                 0.12                   0.13              0.11
Commissions                                                0.12                 0.24                   0.17              0.25
Impairment loss                                            0.35                  -                     0.17                -
U.S. Government grant                                      0.36                  -                     0.18                -
Other                                                      0.70                 0.53                   0.67              0.53
                                                           ----                 ----                   ----              ----
Total consolidated operating expenses                      8.89                 8.16                   8.16              8.33
                                                           ----                 ----                   ----              ----
Consolidated operating income (loss)                      (1.39)                0.39                  (0.57)             0.17
                                                          ======                ====                  ======             ====

ASMs (in thousands)                                       4,249,829             4,196,738              8,556,259         8,310,993


The following table sets forth, for the periods indicated, operating revenues and expenses for each reportable segment, in thousands of dollars, and expressed as cents per ASM.



                                                     Three Months Ended June 30,
                                              2002               2001           Inc (Dec)
                                        --------------------------------------------------
Airline and Other
   Operating revenue (000s)              $    307,093       $   337,798      $    (30,705)
   RASM (cents)                                  7.23              8.05             (0.82)
   Operating expenses (000s)             $    365,878       $   321,291      $     44,587
   CASM (cents)                                  8.61              7.66              0.95
   Adjusted CASM (cents) Note 1                  7.90              7.66              0.24

ATALC
   Operating revenue (000s)              $     11,448       $    21,097      $     (9,649)
   RASM (cents)                                  0.27              0.50             (0.23)
   Operating expenses (000s)             $     11,956       $    21,045      $     (9,089)
   CASM (cents)                                  0.28              0.50             (0.22)



                                                      Six Months Ended June 30,
                                              2002              2001            Inc (Dec)
                                        --------------------------------------------------
Airline and Other
   Operating revenue (000s)              $    615,974       $   650,820      $    (34,846)
   RASM (cents)                                  7.20              7.83             (0.63)
   Operating expenses (000s)             $    664,437       $   636,667      $     27,770
   CASM (cents)                                  7.77              7.66              0.11
   Adjusted CASM (cents) Note 1                  7.42              7.66             (0.24)

ATALC
   Operating revenue (000s)              $     33,137      $     55,560      $    (22,423)
   RASM (cents)                                  0.39              0.67             (0.28)
   Operating expenses (000s)             $     33,909      $     55,388      $    (21,479)
   CASM (cents)                                  0.39              0.67             (0.28)

Note 1 - Airline adjusted CASM excludes impairment loss and U.S. Government grant compensation from operating expenses in 2002.


Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200, and Boeing 757-300
aircraft in all of the Company's business units. Data shown for "Saab" operations include the operations of Saab 340B propeller aircraft by Chicago Express as the ATA Connection.


                                                               Three Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                        ---------------------------------------------------------------------------
Departures Jet                                  16,055             14,928                1,127             7.55
Departures Saab                                  8,996              6,349                2,647            41.69
                                        ---------------------------------------------------------------------------
   Total Departures (a)                         25,051             21,277                3,774            17.74
                                        ---------------------------------------------------------------------------
Block Hours Jet                                 47,677             45,087                2,590             5.74
Block Hours Saab                                 8,415              5,779                2,636            45.61
                                        ---------------------------------------------------------------------------
   Total Block Hours (b)                        56,092             50,866                5,226            10.27
                                        ---------------------------------------------------------------------------
RPMs Jet (000s)                              3,091,681          3,083,775                7,906             0.26
RPMs Saab (000s)                                33,795             23,978                9,817            40.94
                                        ---------------------------------------------------------------------------
   Total RPMs (000s) (c)                     3,125,476          3,107,753               17,723             0.57
                                        ---------------------------------------------------------------------------
ASMs Jet (000s)                              4,201,657          4,162,629               39,028             0.94
ASMs Saab (000s)                                48,172             34,109               14,063            41.23
                                        ---------------------------------------------------------------------------
   Total ASMs (000s) (d)                     4,249,829          4,196,738               53,091             1.27
                                        ---------------------------------------------------------------------------
Load Factor Jet (%)                              73.58              74.08                (0.50)           (0.67)
Load Factor Saab (%)                             70.15              70.30                (0.15)           (0.21)
                                        ---------------------------------------------------------------------------
   Total Load Factor (%)  (e)                    73.54              74.05                (0.51)           (0.69)
                                        ---------------------------------------------------------------------------
Passengers Enplaned Jet                      2,322,864          2,223,168               99,696             4.48
Passengers Enplaned Saab                       211,512            146,355               65,157            44.52
                                        ---------------------------------------------------------------------------
   Total Passengers Enplaned (f)             2,534,376          2,369,523              164,853             6.96
                                        ---------------------------------------------------------------------------

Revenue $ (000s)                               318,541            358,895              (40,354)          (11.24)
RASM in cents (g)                                 7.50               8.55                (1.05)          (12.28)
CASM in cents (h)                                 8.89               8.16                 0.73             8.95
Yield in cents (i)                               10.19              11.55                (1.36)          (11.77)


See footnotes (a) through (i) on page 21-22.


                                                                Six Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                        ---------------------------------------------------------------------------
Departures Jet                                  32,158             29,696                2,462             8.29
Departures Saab                                 17,313             11,933                5,380            45.09
                                        ---------------------------------------------------------------------------
   Total Departures (a)                         49,471             41,629                7,842            18.84
                                        ---------------------------------------------------------------------------
Block Hours Jet                                 95,252             90,096                5,156             5.72
Block Hours Saab                                16,200             10,970                5,230            47.68
                                        ---------------------------------------------------------------------------
   Total Block Hours (b)                       111,452            101,066               10,386            10.28
                                        ---------------------------------------------------------------------------
RPMs Jet (000s)                              6,094,743          5,983,367              111,376             1.86
RPMs Saab (000s)                                62,407             45,966               16,441            35.77
                                        ---------------------------------------------------------------------------
   Total RPMs (000s) (c)                     6,157,150          6,029,333              127,817             2.12
                                        ---------------------------------------------------------------------------
ASMs Jet (000s)                              8,463,484          8,245,822              217,662             2.64
ASMs Saab (000s)                                92,775             65,171               27,604            42.36
                                        ---------------------------------------------------------------------------
   Total ASMs (000s) (d)                     8,556,259          8,310,993              245,266             2.95
                                        ---------------------------------------------------------------------------
Load Factor Jet (%)                              72.01              72.56                (0.55)           (0.76)
Load Factor Saab (%)                             67.27              70.53                (3.26)           (4.62)
                                        ---------------------------------------------------------------------------
   Total Load Factor (%)  (e)                    71.96              72.55                (0.59)           (0.81)
                                        ---------------------------------------------------------------------------
Passengers Enplaned Jet                      4,563,890          4,325,424              238,466             5.51
Passengers Enplaned Saab                       392,501            278,149              114,352            41.11
                                        ---------------------------------------------------------------------------
   Total Passengers Enplaned (f)             4,956,391          4,603,573              352,818             7.66
                                        ---------------------------------------------------------------------------

Revenue $ (000s)                               649,111            706,380              (57,269)           (8.11)
RASM in cents (g)                                 7.59               8.50                (0.91)          (10.71)
CASM in cents (h)                                 8.16               8.33                (0.17)           (2.04)
Yield in cents (i)                               10.54              11.72                (1.18)          (10.07)


See footnotes (d) through (i) on page 22.

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

(g) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (i) below for the definition of yield).

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

Operating Revenues

Scheduled Service Revenues. The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service operations of the Company. Data shown for "Jet" operations include the combined operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200, and Boeing 757-300 aircraft in scheduled service. Data shown for "Saab" operations include the operations of Saab 340B propeller aircraft by Chicago Express as the ATA Connection.


                                                               Three Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                        ---------------------------------------------------------------------------
Departures Jet                                  13,558             11,830                1,728            14.61
Departures Saab                                  8,996              6,349                2,647            41.69
                                        ---------------------------------------------------------------------------
   Total Departures (a)                         22,554             18,179                4,375            24.07
                                        ---------------------------------------------------------------------------
Block Hours Jet                                 38,448             34,162                4,286            12.55
Block Hours Saab                                 8,415              5,779                2,636            45.61
                                        ---------------------------------------------------------------------------
   Total Block Hours (b)                        46,863             39,941                6,922            17.33
                                        ---------------------------------------------------------------------------
RPMs Jet (000s)                              2,487,735          2,327,205              160,530             6.90
RPMs Saab (000s)                                33,795             23,978                9,817            40.94
                                        ---------------------------------------------------------------------------
   Total RPMs (000s) (c)                     2,521,530          2,351,183              170,347             7.25
                                        ---------------------------------------------------------------------------
ASMs Jet (000s)                              3,246,584          2,921,718              324,866            11.12
ASMs Saab (000s)                                48,172             34,109               14,063            41.23
                                        ---------------------------------------------------------------------------
   Total ASMs (000s) (d)                     3,294,756          2,955,827              338,929            11.47
                                        ---------------------------------------------------------------------------
Load Factor Jet (%)                              76.63              79.65                (3.02)           (3.79)
Load Factor Saab (%)                             70.15              70.30                (0.15)           (0.21)
                                        ---------------------------------------------------------------------------
   Total Load Factor (%)  (e)                    76.53              79.54                (3.01)           (3.78)
                                        ---------------------------------------------------------------------------
Passengers Enplaned Jet                      2,030,360          1,810,709              219,651            12.13
Passengers Enplaned Saab                       211,512            146,355               65,157            44.52
                                        ---------------------------------------------------------------------------
   Total Passengers Enplaned (f)             2,241,872          1,957,064              284,808            14.55
                                        ---------------------------------------------------------------------------

Revenue $ (000s)                               224,515            235,523              (11,008)           (4.67)
RASM in cents (g)                                 6.81               7.97                (1.16)          (14.55)
Yield in cents (i)                                8.90              10.02                (1.12)          (11.18)
Revenue per segment $ (j)                       100.15             120.35               (20.20)          (16.78)


See footnotes (a) through (i) on pages 21-22.

(j) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.


                                                                Six Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                               2002               2001             Inc (Dec)        % Inc (Dec)
                                        ---------------------------------------------------------------------------
Departures Jet                                  26,327             23,411                2,916            12.46
Departures Saab                                 17,313             11,933                5,380            45.09
                                        ---------------------------------------------------------------------------
   Total Departures (a)                         43,640             35,344                8,296            23.47
                                        ---------------------------------------------------------------------------
Block Hours Jet                                 73,595             67,519                6,076             9.00
Block Hours Saab                                16,200             10,970                5,230            47.68
                                        ---------------------------------------------------------------------------
   Total Block Hours (b)                        89,795             78,489               11,306            14.40
                                        ---------------------------------------------------------------------------
RPMs Jet (000s)                              4,642,478          4,414,819              227,659             5.16
RPMs Saab (000s)                                62,407             45,966               16,441            35.77
                                        ---------------------------------------------------------------------------
   Total RPMs (000s) (c)                     4,704,885          4,460,785              244,100             5.47
                                        ---------------------------------------------------------------------------

ASMs Jet (000s)                              6,222,501          5,707,467              515,034             9.02
ASMs Saab (000s)                                92,775             65,171               27,604            42.36
                                        ---------------------------------------------------------------------------
   Total ASMs (000s) (d)                     6,315,276          5,772,638              542,638             9.40
                                        ---------------------------------------------------------------------------

Load Factor Jet (%)                              74.61              77.35                (2.74)           (3.54)
Load Factor Saab (%)                             67.27              70.53                (3.26)           (4.62)
                                        ---------------------------------------------------------------------------
   Total Load Factor (%)  (e)                    74.50              77.27                (2.77)           (3.58)
                                        ---------------------------------------------------------------------------

Passengers Enplaned Jet                      3,822,049          3,499,095              322,954             9.23
Passengers Enplaned Saab                       392,501            278,149              114,352            41.11
                                        ---------------------------------------------------------------------------
   Total Passengers Enplaned (f)             4,214,550          3,777,244              437,306            11.58
                                        ---------------------------------------------------------------------------

Revenue $ (000s)                               432,798            447,554              (14,756)           (3.30)
RASM in cents (g)                                 6.85               7.75                (0.90)          (11.61)
Yield in cents (i)                                9.20              10.03                (0.83)           (8.28)
Revenue per segment $ (j)                       102.69             118.49               (15.80)          (13.33)


See footnotes (a) through (i) on pages 21-22.
See footnote (j) on pages 23.

Scheduled service revenues in the second quarter of 2002 decreased 4.7% to $224.5 million from $235.5 million in the second quarter of 2001; and scheduled service revenues in the six months ended 2002 decreased 3.3% to $432.8 million from $447.6 million in the same period of 2001. Scheduled service revenues comprised 70.5% and 66.7%, respectively, of consolidated revenues in the quarter and six months ended June 30, 2002, as compared to 65.6% and 63.4%, respectively, of consolidated revenues in the same periods of 2001. While the Company's capacity in 2002 has increased from 2001, both load factor and yield have declined from the prior year.

The Company's second quarter 2002 scheduled service at Chicago-Midway accounted for approximately 71.8% of scheduled service ASMs and 87.5% of scheduled service departures, as compared to 65.4% and 85.9%, respectively, in the second quarter of 2001. In the first quarter of 2002, the Company began nonstop international service to Aruba, Cancun, Grand Cayman and Guadalajara. In the third and fourth quarters of 2001, the Company began operating nonstop between Chicago-Midway and the cities of Newark and Miami. The Company has further announced nonstop service from Chicago-Midway to Charlotte, North Carolina beginning in the third quarter of 2002 and nonstop service to San Jose, California, Montego Bay, Jamaica and Puerto Vallarta, Mexico beginning in the fourth quarter of 2002.

Chicago Express operates, as of June 30, 2002, 15 34-seat Saab 340B aircraft between Chicago-Midway and the cities of Indianapolis, Milwaukee, Des Moines, Dayton, Grand Rapids, Madison, Moline, Springfield, South Bend and Toledo. Chicago Express has announced service beginning in the third and fourth quarters of 2002 between Chicago-Midway and the cities of Flint, Michigan, Cedar Rapids, Iowa and Lexington, Kentucky. Chicago Express will add two additional Saab 340B aircraft to its fleet in the second half of 2002 to accommodate flights to these new locations.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business throughout 2002 and beyond. Chicago Express has been performing well as a feeder of passengers to the jet system, so the Company intends to continue expanding Chicago Express and will increase its fleet of Saab 340B aircraft from 11 to 17 aircraft during 2002. The Company operated 125 peak daily jet and commuter departures from Chicago-Midway and served 34 destinations on a nonstop basis in the second quarter of 2002, as compared to 97 peak daily jet and commuter departures and 28 nonstop destinations in the second quarter of 2001.

The Company's anticipated growth at Chicago-Midway will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. In March 2001, the Company occupied 24 newly constructed ticketing and passenger check-in spaces in the new terminal, an increase from 16 ticketing and passenger check-in spaces previously occupied. Once all construction is complete in 2004, the Company expects to occupy at least 12 jet gates and one commuter aircraft gate at the new airport concourses. One new gate was occupied in October 2001, and the Company moved to seven additional new gates in the first quarter of 2002. The five remaining gates are expected to be available for use by the Company in 2004. The construction of a Federal Inspection Service ("FIS") facility at Chicago-Midway was completed in the first quarter of 2002, and the opening of this facility allowed the Company to begin nonstop international services from Chicago-Midway in the first quarter of 2002, as noted above. The Company plans to continue to add new nonstop jet service to international destinations using this customs facility at Chicago-Midway Airport.

The Company's Hawaii service accounted for 14.0% of scheduled service ASMs and 3.3% of scheduled service departures in the second quarter of 2002, as compared to 20.2% and 4.3%, respectively, in the second quarter of 2001. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. In June 2002, the Company began service to Lihue from Los Angeles and San Francisco. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels.

The Company's Indianapolis service accounted for 9.1% of scheduled service ASMs and 5.9% of scheduled service departures in the second quarter of 2002, as compared to 8.7% and 6.8%, respectively, in the second quarter of 2001. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company also began limited jet service, in the second quarter of 2002, between Indianapolis and Chicago-Midway, with continuing service to Seattle, and has announced nonstop service to New York LaGuardia and Phoenix from Indianapolis beginning in the third quarter of 2002. The Company has served Indianapolis for 29 years through the Ambassadair Travel Club, and in scheduled service since 1986.

The Company continuously evaluates the profitability of its scheduled service markets and expects to adjust its schedule and flight frequencies from time to time. The Company increased capacity in its scheduled service network in 2002 as it continues to accept new aircraft deliveries. However, the Company's unit revenue fell, due primarily to lower yields. The Company cannot predict when year-over-year unit revenue growth will resume in its scheduled service business.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 9.5% and 13.5%, respectively of consolidated revenues in the quarter and six months ended June 30, 2002, as compared to 15.0% and 16.5%, respectively in the comparable periods of 2001.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.



                                                                          Three Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                           2002               2001             Inc (Dec)         % Inc (Dec)
                                                  --------------------------------------------------------------------------
Departures (a)                                               1,590              2,105              (515)           (24.47)
Block Hours (b)                                              5,366              6,745            (1,379)           (20.44)
RPMs (000s) (c)                                            349,164            504,126          (154,962)           (30.74)
ASMs (000s) (d)                                            441,036            662,190          (221,154)           (33.40)
Passengers Enplaned (f)                                    224,655            346,394          (121,739)           (35.14)
Revenue $ (000s)                                            30,125             53,815           (23,690)           (44.02)
RASM in cents (g)                                             6.83               8.13             (1.30)           (15.99)
RASM excluding fuel escalation in cents (k)                   6.70               7.77             (1.07)           (13.77)



                                                                           Six Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                           2002               2001             Inc (Dec)         % Inc (Dec)
                                                  --------------------------------------------------------------------------
Departures (a)                                               4,100              4,414              (314)            (7.11)
Block Hours (b)                                             14,061             14,595              (534)            (3.66)
RPMs (000s) (c)                                            982,042          1,080,590           (98,548)            (9.12)
ASMs (000s) (d)                                          1,230,837          1,440,962          (210,125)           (14.58)
Passengers Enplaned (f)                                    626,028            702,036           (76,008)           (10.83)
Revenue $ (000s)                                            87,494            116,795           (29,301)           (25.09)
RASM in cents (g)                                             7.11               8.11             (1.00)           (12.33)
RASM excluding fuel escalation in cents (k)                   7.06               7.68             (0.62)            (8.07)


See footnotes (a) through (g) on pages 21-22.

(k) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The majority of the decline in commercial charter revenues in the second quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was principally due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying per aircraft each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline throughout the remainder of 2002 as the fleet supporting this business continues to shrink through aircraft retirements.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $23.4 million and $68.1 million, respectively, in revenues in the quarter and six months ended June 30, 2002, as compared to $45.1 million and $90.7 million, respectively, in the comparable periods of 2001.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. Specialty charter accounted for approximately $2.6 million and $6.7 million, respectively, in revenues in the quarter and six months ended June 30, 2002, as compared to $2.3 million and $9.5 million, respectively, in the comparable periods of 2001.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.


                                                                         Three Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                           2002               2001             Inc (Dec)         % Inc (Dec)
                                                  --------------------------------------------------------------------------
Departures (a)                                                 902                992               (90)            (9.07)
Block Hours (b)                                              3,842              4,176              (334)            (8.00)
RPMs (000s) (c)                                            252,956            251,993               963              0.38
ASMs (000s) (d)                                            510,425            578,012           (67,587)           (11.69)
Passengers Enplaned (f)                                     67,457             65,835             1,622              2.46
Revenue $ (000s)                                            43,542             42,774               768              1.80
RASM in cents (g)                                             8.53               7.40              1.13             15.27
RASM excluding fuel escalation in cents (l)                   8.53               7.07              1.46             20.65



                                                                          Six Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                           2002               2001             Inc (Dec)         % Inc (Dec)
                                                  --------------------------------------------------------------------------
Departures (a)                                               1,724              1,855              (131)            (7.06)
Block Hours (b)                                              7,557              7,925              (368)            (4.64)
RPMs (000s) (c)                                            467,564            482,756           (15,192)            (3.15)
ASMs (000s) (d)                                          1,004,091          1,089,038           (84,947)            (7.80)
Passengers Enplaned (f)                                    115,240            122,858            (7,618)            (6.20)
Revenue $ (000s)                                            83,019             82,179               840              1.02
RASM in cents (g)                                             8.27               7.55              0.72              9.54
RASM excluding fuel escalation in cents (l)                   8.34               7.22              1.12             15.51


See footnotes (a) through (g) on pages 21-22.

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

The increase in RASM for military/government charter revenues in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was due primarily to rate increases awarded for the current contract year ending September 30, 2002, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services and the mix of aircraft flown. The Company has renewed its U.S. military contract for the fiscal year beginning October 1, 2002, and has obtained an average rate nearly flat compared to the current contract year. The Company expects the volume of military flying to be higher than in the contract year ended September 30, 2002, but due to the small rate increases expects military/government charter RASM in the contract year beginning October 1, 2002 to be only slightly higher than the current contract year.

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

In the second quarter of 2002, ground package revenues decreased 34.5% to $9.7 million, as compared to $14.8 million in the second quarter of 2001, and in the six months ended June 30, 2002, ground package revenues decreased 31.5% to $25.0 million, as compared to $36.5 million in the same period of 2001. The number of ground packages sold and the average revenue earned by the Company for a ground package sale are a function of the seasonal mix of vacation destinations served, the quality and types of ground accommodations offered and general competitive conditions in the Company's markets, all of which can change from period to period.

The Company experienced declines in ground package sales (and related ground package costs) for all of its leisure travel brands in the first six months of 2002, as compared to the first six months of 2001, primarily due to the reduced demand for leisure travel subsequent to the terrorist attacks of September 11, 2001. Effective July 1, 2002, the Company outsourced its ATA Vacations and Travel Charter, International brands to MTC. Under that outsourcing agreement, MTC will directly sell ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, the Company anticipates that ground package sales (and related ground package costs) will continue to experience significant year-over-year declines in the second half of 2002, as these sales will no longer be recorded by the Company for ATA Vacations and Travel Charter, International.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues decreased 10.9% to $10.6 million in the second quarter of 2002, as compared to $11.9 million in the second quarter of 2001, and decreased 11.1% to $20.8 million in the six months ended June 30, 2002, as compared to $23.4 million in the same period of 2001. Although certain administrative fee revenue increased between periods, most other revenues declined in association with the ongoing diminished travel demand subsequent to the terrorist attacks of September 11, 2001.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 2002 increased 9.8% to $91.7 million, as compared to $83.5 million in the second quarter of 2001, and in the six months ended June 30, 2002, increased 3.2% to $169.7 million, as compared to $164.5 million in the same period of 2001.

The increase in salaries, wages and benefits in the second quarter of 2002, as compared to the second quarter of 2001, is primarily due to the Company recording $8.4 million in the second quarter of 2002 for a signing bonus as provided by the recently-ratified amended cockpit crewmember contract.

In the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, the Company's average headcount was lower due to the continuing impact of some furloughs from late 2001, except for Chicago Express headcount, which increased in association with both schedule and fleet expansion. However, these headcount savings were offset by increasing costs for employee benefits, primarily for health insurance and workers' compensation.

The Company expects future salaries, wages and benefits costs to be significantly impacted by the ratified amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average wage by approximately 80% over the four year contract period. The amended contract also is expected to increase per diem rates paid to cockpit crewmembers substantially. As stipulated in the flight attendants' collective bargaining agreement, the Company must also pay these amended per diem rates to the flight attendant group. Additionally, the amended contract provides for expanded retirement benefits for cockpit crewmembers. Although their existing 401(k) employer match will be capped in future years, a defined contribution plan has been established for cockpit crewmembers. Certain insurance benefits for cockpit crewmembers have also been enhanced as a result of the amended contract. The Company expects to begin realizing much of the economic impact of the amended contract in the third quarter of 2002.

Fuel and Oil. Fuel and oil expense decreased 24.7% to $51.2 million in the second quarter of 2002, as compared to $68.0 million in the same period of 2001, and decreased 28.7% to $98.4 million in the six months ended June 30, 2002, as compared to $138.0 million in the same period of 2001.

Total jet block hours increased 5.7%, in both the quarter and six months ended June 30, 2002, as compared to the same periods of 2001. Despite this increase, the Company consumed 17.8% and 14.6% fewer gallons of jet fuel for flying operations, respectively, between the quarter and six-month periods ended June 30, 2002 and 2001, which resulted in a decrease in fuel expense of approximately $12.5 million and $20.5 million, respectively. This decrease was primarily due to the addition of Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet beginning in May 2001. These aircraft replaced certain less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft, which were subsequently retired from service.

During the quarter and six months ended June 30, 2002, the Company's average cost per gallon of jet fuel consumed decreased by 11.8% and 18.3%, respectively, as compared to the same periods of 2001, resulting in a decrease in fuel and oil expense of approximately $6.7 million and $21.4 million, respectively, between those periods.

The Company has entered into several fuel price hedge contracts to reduce the risk of fuel price fluctuations. No material gains or losses were recorded in any period. As of June 30, 2002, the Company had entered into swap agreements for approximately 10.3 million gallons of heating oil for future delivery between July 2002 and September 2002, which represents approximately 17.1% of total expected fuel consumption in the third quarter of 2002. See "Item III - Quantitative and Qualitative Disclosures About Market Risk."

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. As of June 30, 2002 and 2001, the Company had recorded $71.1 million and $49.2 million, respectively, of prepaid aircraft rent under its operating leases. Aircraft rentals expense for the second quarter of 2002 increased 110.3% to $45.0 million from $21.4 million in the second quarter of 2001, and increased 104.1% to $84.5 million in the six months ended June 30, 2002, as compared to $41.4 million in the same period of 2001. The increase was mainly attributable to the delivery of 24 leased Boeing 737-800 and eight leased Boeing 757-300 aircraft between May 2001 and June 2002, which resulted in an increase in rental expense of $24.8 million and $44.6 million, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001. The Company took delivery of one additional Boeing 757-200 aircraft financed under an operating lease in December 2001 resulting in a increase of $1.1 million and $2.2 million, respectively, in expense in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001. The Company also renegotiated an existing lease on one Boeing 757-200 aircraft, which resulted in a decrease of $0.4 million and $1.2 million, respectively, in rental expense in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001. The Company also terminated operating leases on several Boeing 727-200 aircraft with BATA, and incurred no 2002 rental expense on other Boeing 727-200 aircraft which were removed from revenue service in late 2001.

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

Handling, landing and navigation fees increased by 14.5% to $28.5 million in the second quarter of 2002, as compared to $24.9 million in the second quarter of 2001, and increased by 15.2% to $56.1 million in the six months ended June 30, 2002, as compared to $48.7 million in the same period of 2001. The increase in handling, landing and navigation fees between the second quarters of 2002 and 2001 and the six months ended June 30, 2002 and 2001, was partly due to an increase in system-wide jet departures, which increased by 7.5% between the second quarters of 2002 and 2001 to 16,055 from 14,928, and which increased by 8.3% between the six months ended June 30, 2002 and 2001 to 32,158 from 29,696. The Company's average cost to handle its aircraft increased in 2002, as compared to 2001, primarily due to higher costs incurred for airport security as a result of the terrorist attacks on September 11, 2001.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls for all fleet types on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense decreased 32.6% to $22.7 million in the second quarter of 2002, as compared to $33.7 million in the second quarter of 2001, and decreased 40.2% to $41.4 million in the six months ended June 30, 2002, as compared to $69.2 million in the same period of 2001.

During the first nine months of 2001, the Company depreciated the Lockheed L-1011-50 and 100 fleet assuming a common retirement date of 2004. However in 2001, the Company retired three Lockheed L-1011-50 aircraft from revenue service early, immediately preceding their next heavy maintenance check. During the fourth quarter of 2001, the Company also determined that the remaining ten Lockheed L-1011-50 and 100 aircraft, rotable parts and inventory were impaired. These assets were subsequently classified as held for use in accordance with FAS 121, requiring them to be recorded on the balance sheet at their estimated fair market value at the time of impairment, which is the new asset basis to be depreciated over their estimated remaining useful lives. Due primarily to the reduced cost basis of the remaining ten aircraft, and the retirement of three aircraft in 2001 and three aircraft in the first half of 2002, the Company recorded $4.3 million and $9.7 million, respectively, less depreciation and amortization expense for this fleet in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001.

Immediately following the terrorist attacks of September 11, the Company accelerated the planned retirement of its Boeing 727-200 fleet, with most aircraft being retired from revenue service by the end of 2001, although some aircraft were used for charter service through May 2002. As a result, these aircraft were determined to be impaired under FAS 121. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheets as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired, and will not be recorded in future accounting periods. As a result, the Company did not record any depreciation expense on the Boeing 727-200 fleet in the quarter and six months ended June 30, 2002, which resulted in a decrease of $10.2 million and $20.9 million, respectively, in depreciation and amortization expense in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001.

The cost of engine overhauls that become worthless due to early engine failures and which cannot be economically repaired is charged to depreciation and amortization expense in the period the engine fails. Depreciation and amortization expense attributable to these early engine failures increased $0.8 million and decreased $1.8 million, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001. When these early engine failures can be economically repaired, the related repairs are charged to aircraft maintenance, materials and repairs expense.

Amortization of capitalized engine and airframe overhauls on the Lockheed L-1011-500 fleet increased $1.0 million and $1.7 million, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, after including amortization of related manufacturer's credits. The fleet is relatively new to the Company and only began requiring overhauls in late 2000.

Depreciation and amortization expense also increased $1.7 million and $2.9 million, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, due to fluctuations associated with other fleet rotable parts, owned engines, goodwill amortization and the provision for inventory obsolescence, along with fluctuations in expenses related to furniture and fixtures, computer hardware and software, and debt issue costs between periods, none of which are individually significant.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800 and Saab 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 8.1% to $14.7 million in the second quarter of 2002, as compared to $16.0 million in the second quarter of 2001, and decreased 26.3% to $26.1 million in the six months ended June 30, 2002, as compared to $35.4 million in the same period of 2001.

The decline in maintenance, material and repairs expense in the second quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011-50 and 100 and Boeing 727-200 aircraft. During 2001 and the first half of 2002, the Company placed 20 Boeing 727-200 aircraft into BATA, and retired six Lockheed L-1011-50 and 100 aircraft prior to the due dates of heavy maintenance visits. The Company expects maintenance, materials and repairs expense to continue to decline in future quarters as its older fleets of aircraft continue to be replaced by newer and more technologically advanced twin-engine aircraft with lower maintenance needs.

This decline in maintenance, materials and repairs was partially offset by an increase in return conditions expense of $0.5 million and $2.5 million in the second quarter and six months ended June 30, 2002, as compared to the same months of 2001. In 2001, the Company recorded a decrease in maintenance, materials and repairs expense due to a negotiated elimination of return condition requirements on one Lockheed L-1011 aircraft. A similar adjustment was not made in the comparable periods of 2002.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crew members incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 14.5% to $13.6 million in the second quarter of 2002, as compared to $15.9 million in the second quarter of 2001, and decreased 13.3% to $27.4 million in the six months ended June 30, 2002, as compared to $31.6 million in the same period of 2001. These decreases were mainly due to the Company benefiting from lower hotel rates which became available after the September 11 terrorist attacks. The average hotel cost per full-time-equivalent crew member decreased 18.8% in the second quarter of 2002 and 20.5% in the first six months of 2002, as compared to the same periods of 2001. The decreases also reflect a decline in non-crew member employee travel in the first half of 2002, as compared to the first half of 2001, due to the Company's cost-cutting initiatives implemented after the September 11 terrorist attacks.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling single seats and ground packages to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 1.8% to $11.4 million in the second quarter of 2002, as compared to $11.2 million in the second quarter of 2001, and increased 2.3% to $22.4 million in the six months ended June 30, 2002, as compared to $21.9 million in the same period of 2001.

Approximately $0.2 million of this increase in the second quarter and $0.8 million in the first six months of 2002 resulted from an increase in CRS fees. This increase resulted partially from the growth in single-seat sales volumes between periods and because of an annual increase in segment fee rates charged by CRS systems. For the six-month period ended June 30, 2002, this increase was partially offset by a decrease of $0.3 million for 800 service related to both a rate decrease and fewer calls received due to improved operational performance.

Advertising. Advertising expense increased 61.4% to $11.3 million in the second quarter of 2002, as compared to $7.0 million in the second quarter of 2001, and increased 52.6% to $20.6 million in the six months ended June 30, 2002, as compared to $13.5 million in the same period of 2001. The Company incurs advertising costs primarily to support single-seat scheduled service sales and the sale of air-and-ground packages. The increase in advertising was primarily attributable to the promotion of the new scheduled service destinations added in the first six months of 2002 and the promotion of low fares as compared to the competition. The Company also increased advertising in an effort to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarter of 2002 and 2001, catering represented 81.8% and 73.8%, respectively, of total passenger service expense, while catering represented 79.5% and 72.6%, respectively, of total passenger service expense for the six month periods ended June 30, 2002 and 2001.

The total cost of passenger service decreased 16.7% to $9.5 million in the second quarter of 2002, as compared to $11.4 million in the second quarter of 2001 and decreased 16.5% to $19.3 million in the six months ended June 30, 2002, as compared to $23.1 million in the same period of 2001. The Company experienced a decrease of approximately 14.2% and 16.2%, respectively, in the average unit cost of catering each passenger between the quarter and six months ended June 30, 2002, and comparable periods of 2001, primarily because in the first two quarters of 2002 the Company boarded a higher ratio of scheduled service passengers to charter passengers than in the same periods of 2001; scheduled service passengers are provided a significantly less expensive catering service than is provided to commercial charter and military passengers. In addition, the Company introduced round-trip catering for flights originating in Chicago-Midway to reduce catering service charges in the quarter and six months ended June 30, 2002. These differences resulted in a price-and-business-mix decrease of $1.0 million and $2.4 million, respectively, in catering expense between the quarter and six months ended June 30, 2002, and the comparable periods of 2001. Total jet passengers boarded increased 4.5% and 5.5%, respectively, between the same time periods, resulting in approximately $0.4 million and $0.9 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods. In the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, the Company also incurred approximately $1.4 million and $2.3 million, respectively, less expense for mishandled baggage and passenger inconvenience, due to significantly fewer flight delays and cancellations in 2002.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 35.8% to $7.7 million in the second quarter of 2002, as compared to $12.0 million in the second quarter of 2001, and decreased 33.7% to $20.1 million in the six months ended June 30, 2002, as compared to $30.3 million in the same period of 2001. Ground package costs vary based on the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions in the Company's markets, all of which factors can change from period to period. Ground package costs between years decreased in approximate proportion to the decrease in ground package revenues.

The Company experienced declines in ground package sales (and related ground package costs) for all of its leisure travel brands in the first six months of 2002, as compared to the first six months of 2001, primarily due to the reduced demand for leisure travel subsequent to the terrorist attacks of September 11, 2001. Effective July 1, 2002, the Company outsourced its ATA Vacations and Travel Charter, International brands to MTC. Under that outsourcing agreement, MTC will directly sell ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, the Company anticipates that ground package sales (and related ground package costs) will continue to experience significant year-over-year declines in the second half of 2002, as these sales will no longer be recorded by the Company for ATA Vacations and Travel Charter, International.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 20.8% to $5.8 million in the second quarter of 2002, as compared to $4.8 million in the second quarter of 2001, and increased 20.4% to $11.2 million in the six months ended June 30, 2002, as compared to $9.3 million in the same period of 2001. Growth in facilities costs between periods was primarily attributable to the need to provide facilities at airport locations to support new scheduled service destinations added in the last six months of 2001 and the first six months of 2002, and expanded services at existing destinations, including the new Chicago-Midway terminal which opened in March 2001.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 50.5% to $5.0 million in the second quarter of 2002, as compared to $10.1 million in the second quarter of 2001, and decreased 32.2% to $14.1 million in the six months ended June 30, 2002, as compared to $20.8 million in the same period of 2001.

The Company experienced a decrease in commissions of $1.1 million and $2.6 million, respectively, in the quarter and six months ended June 30, 2002, attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue. In addition, scheduled service commissions decreased $3.6 million and $3.8 million, respectively, in the quarter and six months ended June 30, 2002, primarily due to the elimination of standard travel agency commissions for sales made after March 21, 2002. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year.

Impairment Loss. Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Most of the aircraft were retired from revenue service in the fourth quarter of 2001, although some were used for charter service through the first five months of 2002. In accordance with FAS 121, the Company determined in 2001 that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s were less than the net book value of these aircraft and the related rotable parts and inventory. Therefore, an impairment change was recorded in 2001.

In accordance with FAS 121, the Company continues to re-evaluate current fair market values of previously impaired assets. In the second quarter of 2002, the Company determined that an additional asset impairment charge of $14.8 million should be recorded for its remaining net book value of Boeing 727-200 aircraft, including those recorded as an investment in the BATA joint venture.

Significant assumptions were required concerning the estimated fair market value of the fleet, since FAS 121 specifies that impaired assets be written down to their estimated fair market value by recording an impairment charge to earnings. As provided under FAS 121, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair market values. Such estimates were significant in determining the amount of the impairment charge to be recorded in 2002, which could have been materially different under different sets of assumptions and estimates. As FAS 121 requires the Company to continuously evaluate fair market values of previously impaired assets, it is possible that future estimates of fair market value may result in additional material charges to earnings, if those estimates indicate a material reduction in fair market value as compared to the estimates made on June 30, 2002.

U.S Government Grant. As a result of the terrorist attacks of September 11, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Act"). The Act, among other things, provided $5.0 billion in compensation for the direct losses incurred by all U.S. airlines and air cargo carriers as a result of the closure by the FAA of U.S. airspace following the September 11 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001. Each qualified air carrier is entitled to receive the lesser of: (1) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001 or (2) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated based on August 2001 available seat miles or ton miles.

The Company believes it is eligible to receive up to approximately $74.0 million in connection with the Act, based on the Company's allocation calculated from August 2001 available seat miles. In 2001, the Company calculated its direct and incremental losses to be $66.3 million, and recorded that amount as U.S. Government Grant compensation. The $66.3 million was comprised of lost profit contribution and certain special charges deemed directly attributable to the terrorist attacks, partially offset by expense reductions as a direct result of lower costs incurred by the Company after the attacks. The Company received $44.5 million in cash compensation under the Act in 2001, and recorded a receivable for the remaining amount of $21.8 million.

The DOT issued revised guidelines for compensation in April 2002, and the Company completed and submitted its third application, in the second quarter of 2002. The Company continues to review its application with the DOT. Based on these discussions with the DOT, the Company has determined that a portion of the receivable recorded in 2001 may not be collected when the DOT provides its final ruling of what qualifies as reimbursable. The Company recorded a reserve of $15.2 million against the receivable in the second quarter of 2002.

Other Operating Expenses. Other operating expenses increased 33.6% to $29.8 million in the second quarter of 2002, as compared to $22.3 million in the second quarter of 2001, and increased 28.7% to $57.0 million in the six months ended June 30, 2002, as compared to $44.3 million in the same period of 2001. The Company recorded $5.2 million and $10.4 million more hull and liability insurance, respectively, in the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, due to the increase in base rates and the addition of surcharges to cover third-party damages after the September 11 terrorist attacks.

Interest Income and Expense. Interest expense in the quarter and six months ended June 30, 2002 increased to $10.0 million and $18.3 million, respectively, as compared to $7.0 million and $14.3 million, respectively, in the same periods of 2001. The Company incurred $2.0 million and $2.6 million, respectively, in the quarter and six months ended June 30, 2002, in interest expense relating to three Boeing 757-300 aircraft and one Boeing 737-800 aircraft which were temporarily financed with bridge debt. No such financing was in place in the first six months of 2001. The Boeing 737-800 was refinanced with an operating lease at the end of the first quarter of 2002 and the three Boeing 757-300s were refinanced with operating leases at the end of the second quarter of 2002. The Company also capitalized interest of $0.9 million and $1.1 million less, respectively, between the quarters and six months ended June 30, 2002 and 2001, associated with its funding of the aircraft pre-delivery deposit requirements.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $0.8 million and $1.5 million, respectively, in interest income in the quarter and six months ended June 30, 2002, as compared to $1.4 million and $3.1 million, respectively, in the same periods of 2001. The decrease in interest income between periods is primarily due to a decline in the interest rate earned.

Income Tax Expense. In the quarter and six months ended June 30, 2002 the Company recorded an income tax credit of $13.6 million and $12.8 million, respectively, applicable to $69.0 million and $66.3 million, respectively, in pre-tax loss for those periods, while in the quarter and six months ended June
30, 2001 the Company recorded income tax expense of $4.2 million and $0.9 million, respectively, applicable to $10.7 million and $3.0 million, respectively, in pre-tax income for those periods. The effective tax rate applicable to the quarter and six months ended June 30, 2002 were 19.7% and 19.3%, respectively, as compared to 39.1% and 29.3%, respectively, in the same periods of 2001.

In the second quarter of 2002, the Company announced that it expects to incur a loss for the full year. When combined with annual losses reported in 2000 and 2001, this three-year cumulative loss creates a presumption under accounting principles generally accepted in the United States that net deferred tax assets should be fully reserved, if their recovery cannot be reasonably assured through carry-backs or other tax strategies. As of June 30, 2002 the Company projects that it will have a net deferred tax asset of $41.0 million as of the end of 2002, and that it can be reasonably assured of recovering $18.4 million of that deferred tax asset in cash refunds in 2003, using a five-year carry-back of expected 2002 alternative minimum tax net operating loss to the years 1997 through 2001. Therefore, the Company has determined that a full reserve of the remaining net deferred tax asset of $22.6 million is required, by adjusting the Company's effective tax rate for 2002 prospectively from the second quarter. This reserve adjustment included in income tax expense resulted in an effective tax rate of 19.3% for tax credits applicable to losses incurred in the second quarter of 2002.

Liquidity and Capital Resources

Cash Flows. In the six months ended June 30, 2002 and 2001, net cash provided by operating activities was $19.2 million and $110.1 million, respectively. The decrease in cash provided by operating activities between periods was primarily due to a decrease in earnings, and lower depreciation and amortization expense due to the retirement and impairment write-down of certain Boeing 727-200 and Lockheed L-1011-50 and 100 aircraft in the second half of 2001. This decrease was partially offset by a non-cash impairment write-down on the Boeing 727-200 fleet recorded in the second quarter of 2002. In addition, the decrease resulted from changes in operating assets and liabilities, most significantly in accounts receivable, which resulted primarily from an increase in credit card reserves. For additional details with respect to credit card reserves see "- Card Agreement".

Net cash used in investing activities was $2.3 million and $163.4 million, respectively, in the six-month periods ended June 30, 2002 and 2001. Such amounts primarily included capital expenditures totaling $43.3 million and $93.2 million, respectively. The decline in capital expenditures is primarily due to fewer engine overhauls in the first six months of 2002 as compared to the same period of 2001 on the Lockheed L1011-500 and the Boeing 727-200 fleets, the purchase of three Boeing 727-200 aircraft off lease in 2001, which did not occur in 2002, and declining capitalized interest as more aircraft deliveries were completed. Also contributing to the decrease in net cash used in investing activities is the progress in aircraft deliveries. In the first six months of 2002 as new aircraft were delivered, the Company was refunded through operating leases $43.9 million of aircraft pre-delivery deposits, net of new deposits made for future deliveries. In contrast, the Company paid $70.9 million of pre-delivery deposit payments in the first six months of 2001.

Net cash used by financing activities was $47.8 million in the six months ended June 30, 2002, while net cash provided by financing activities was $47.2 million in the six months ended June 30, 2001. In the first six months of 2002, the Company borrowed and repaid $192.5 million in temporary financing related to the purchase of one Boeing 737-800 and three Boeing 757-300 aircraft. All four aircraft were subsequently financed through operating leases. In the first six months of 2002, the Company repaid $20.7 million in short term debt which had financed pre-delivery deposits on certain aircraft delivered during that period. In addition, in the six months ended June 30, 2002, the Company made net payments of $25.0 million on its revolving credit facility. In the six months ended June 30, 2001, the Company received $48.1 million in net proceeds from short-term debt which financed certain pre-delivery deposits on aircraft.

The Company presently  expects that cash generated by operations,  together with available borrowings under collateralized credit facilities, the return of pre-delivery deposits held by the manufacturers on future aircraft and engine deliveries, the receipt of additional U.S. Government grant compensation and the receipt of funds from a pending government-guaranteed secured term loan the Company is seeking, will be sufficient to fund operations during the next 12 months. If the Company does not obtain this loan, or the existing credit facility is not extended past its current expiration date of January 2, 2003, the Company will pursue other sources to fund operations during the next 12 months.  For  additional  details  with  respect  to the  grant  from  the  U.S.
Government, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - Continuing Effects of September 11, 2001."

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under accounting principles generally accepted in the United States, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                             Cash Payments Currently Scheduled
                                     ----------------------------------------------------------------------------------

                                             Total            3Qtr-4Qtr       2003          2005           After
                                         As of 6/30/02          2002         -2004         -2006           2006
                                         -----------        -----------   ----------     ---------    -----------
                                                                         (in thousands)
Current and long-term debt               $   449,424        $   100,789   $  194,729     $ 135,640    $    18,266

Lease obligations                          3,202,821             88,791      491,253       448,067      2,174,710
                                         -----------        -----------   ----------     ---------    -----------
Total contractual cash obligations       $ 3,652,245        $   189,580   $  685,982     $ 583,707    $ 2,192,976
                                         ===========        ===========   ==========     =========    ===========


In addition, the Company is committed to taking future delivery of 19 new Boeing 757-300 and Boeing 737-800 aircraft, as well as four spare engines. The amounts relating to these aircraft and engines are not included in the table. The Company intends to finance these aircraft and engines with operating leases.

Aircraft and Fleet Transactions. In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of June 30, 2002, the Company had taken delivery of eight Boeing 737-800s and eight Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between August 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and primarily short-term deposit finance facilities. As of June 30, 2002, the Company had $126.8 million in pre-delivery deposits outstanding for these aircraft, of which $97.6 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The Company has operating lease agreements in place to lease 14 new Boeing 737-800s from ILFC. As of June 30, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are scheduled for delivery in June 2003 and May 2004.

The Company has an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GECAS. As of June 30, 2002, the Company had taken delivery of four Boeing 737-800 aircraft that are being leased from GECAS. The one remaining aircraft was delivered in July 2002.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility which provides for maximum borrowings of $400.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. On January 31, February 28, March 26, and April 2, 2002, the Company borrowed $37.6 million, $51.6 million, $51.7 million and $51.6 million, respectively, under this bridge facility, for the purchase of one Boeing 737-800 aircraft and three Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006. The Company has acquired two spare Rolls Royce engines, one of which was delivered in 2001, and the other in June 2002.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six Saab 340B aircraft, with options to lease up to 10 additional aircraft. As of June 30, 2002, the Company had taken delivery of four Saab 340B aircraft under this agreement. The remaining two aircraft are scheduled for delivery in the third quarter of 2002.

In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001, and transferred eight of the remaining 12 Boeing 727-200 aircraft to BATA in June 2002.

Significant Financings. As of December 31, 2001, the Company's revolving bank credit facility provided for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. In March 2002, the Company amended the credit facility to reduce the maximum borrowings to $75.0 million, declining to $60.0 million as of June 30, 2002, and to modify certain financial covenants. The amended facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is currently collateralized by nine Lockheed L-1011-50 and L-1011-100 aircraft and engines, three Lockheed L-1011-500 aircraft and engines, two Saab 340B aircraft, certain rotable parts and eligible receivables. The facility agreement provides that in the event of a material adverse occurrence, the lenders can elect not to fund any additional borrowings, and can require repayment of any outstanding balance immediately. No such determination was made relative to the terrorist attacks on September 11, 2001. As of June 30, 2002, the Company had borrowings of $10.0 million against the facility, and had outstanding letters of credit of $49.3 million secured by the facility. As of June 30, 2002, the bank has assigned a collateral borrowing base of $64.7 million to the various aircraft and parts securing the bank credit facility, which is less than their book value.

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

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, GE Capital Aviation Services, Inc., and Rolls-Royce plc., to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in pre-delivery deposit funding, and as of June 30, 2002, the Company had borrowed $97.6 million against these three facilities. All of this debt has been classified as short-term in the accompanying balance sheets because it will be repaid through the return of related pre-delivery deposits through lease financing of aircraft scheduled for delivery within the next 12 months. Interest on these facilities is payable monthly.

Federally Guaranteed Loan. The Company is seeking a $165.0 million secured term loan that would replace the existing credit facility. The Company has filed an application with the ATSB for a $148.5 million Federal guarantee of that loan. The loan would be secured with collateral similar to that securing the current credit facility, plus some additional equipment and receivables. The loan interest rate is expected to be variable, based on LIBOR, and the loan is expected to have a term of six years. In addition to interest on the loan, the Company expects to be required to pay to the Federal Government certain guarantee fees, based on the outstanding loan balance. The Company also expects the loan to be subject to certain restrictive covenants, and the Federal Government may require an equity stake in the Company.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. It subsequently agreed to accept a letter of credit as security for this potential liability. As of December 31, 2001, the bank had withheld $3.1 million in cash with an additional $20.0 million secured by a letter of credit provided on behalf of the Company by the Company's senior lenders under its revolving bank facility. As of June 30, 2002, the bank had withheld $11.8 million in cash, and $20.0 million was secured by the letter of credit. The deposits and letter of credit as of June 30, 2002 and December 31, 2001 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. The bank has agreed to a 60% deposit, with that percentage being subject to increase up to 100% at any time at the sole discretion of the bank. A deposit of 100% of this obligation would have resulted in the additional retention of $15.4 million by the bank at December 31, 2001, and $27.2 million at June 30, 2002. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The Company has the right to terminate its agreement with the bank upon providing appropriate notice. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 16 months from the date of termination.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The DOT also requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. One issuer currently provides all surety bonds issued on behalf of the Company.

Prior to the terrorist attacks of September 11, the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of June 30, 2002, the letter of credit requirement remained at $19.8 million. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

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

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp's Annual Report on Form 10-K for the year 2001, except as discussed below.

During the first six months of 2002, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations. As of June 30, 2002, the Company had outstanding fuel hedge agreements totaling
10.3 million gallons, or 17.1% of the Company's projected aircraft fuel requirements for the third quarter of 2002.

The following table depicts the estimated fair values the Company would pay on June 30, 2002 had the contracts been terminated on that date, based on a comparison of the average contract rate to the estimated forward prices of heating oil as of June 30, 2002.



                                                                                        Estimated Fair
                                            Notional Amount     Average Contract Rate       Values
                                             (in Gallons)             per Gallon        (Pay)/Receive
                                        ---------------------------------------------------------------
Swap Contracts - Heating Oil                   10,250,000                $0.6445              $412,425


PART II - Other Information

Item I - Legal Proceedings

None

Item II - Changes in Securities

None

Item III - Defaults Upon Senior Securities

None

Item IV - Submission of Matters to a Vote of Security Holders

None

Item V - Other information

None

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

(b) Report filed on April 24, 2002, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

    Report filed on May 20, 2002, furnishing items under Item 9. Regulation FD Disclosure.

    Report filed on June 5, 2002, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ATA Holdings Corp.
                           ------------------------------------
                           (Registrant)




Date August 14, 2002       by /s/ Kenneth K. Wolff
     ----------------      ------------------------------------
                           Kenneth K. Wolff
                           Executive Vice President and Chief Financial Officer
                           On behalf of the Registrant

                                Index to Exhibits

Exhibit No.

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002