Form 10-Q
period 2002-09-30
ATA HOLDINGS CORP
filed 2002-11-12
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______




Commission file number  000-21642


                               ATA HOLDINGS CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Indiana                                          35-1617970
  (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                        Identification No.)


       7337 West Washington Street
           Indianapolis, Indiana                                 46231
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

Common Stock, Without Par Value - 11,764,753 shares outstanding as of October 31, 2002

PART I - Financial Information
Item I - Financial Statements

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                              September 30,             December 31,
                                                                                 2002                     2001
                                                                              -------------             ------------
                                    ASSETS                                    (Unaudited)
Current assets:
     Cash and cash equivalents .......................................      $     113,058              $    184,439
     Aircraft pre-delivery deposits ..................................             88,882                   166,574
     Receivables, net of allowance for doubtful accounts
     (2002 - $17,222; 2001 - $1,526) .................................             69,686                    75,046
     Inventories, net ................................................             50,733                    47,648
     Assets held for sale ............................................                 -                     18,600
     Prepaid expenses and other current assets .......................             29,242                    19,471
                                                                            -------------              -------------
Total current assets .................................................            351,601                   511,778

Property and equipment:
     Flight equipment ................................................            338,241                   327,541
     Facilities and ground equipment .................................            131,895                   119,975
                                                                            -------------              -------------
                                                                                  470,136                   447,516
     Accumulated depreciation ........................................           (176,205)                 (132,573)
                                                                            -------------              -------------
                                                                                  293,931                   314,943

Goodwill .............................................................             21,780                    21,780
Assets held for sale .................................................              8,595                    33,159
Prepaid aircraft rent ................................................             75,798                    49,159
Investment in BATA, LLC ..............................................             19,138                    30,284
Deposits and other assets ............................................             43,635                    41,859
                                                                            -------------              -------------
Total assets .........................................................      $     814,478              $  1,002,962
                                                                            =============              =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt .............................      $      15,177              $      5,820
    Short-term debt ..................................................             65,591                   118,239
    Accounts payable .................................................             29,634                    26,948
    Air traffic liabilities ..........................................             92,417                   100,958
    Accrued expenses .................................................            177,508                   177,102
                                                                            -------------              -------------
Total current liabilities ............................................            380,327                   429,067

Long-term debt, less current maturities ..............................            334,727                   373,533
Deferred income taxes ................................................                  -                    13,655
Deferred gains from sale and leaseback of aircraft ...................             52,877                    45,815
Other deferred items .................................................             36,496                    16,760
                                                                            -------------              -------------
Total liabilities ....................................................            804,427                   878,830

Redeemable preferred stock; authorized and issued 800 shares .........             80,000                    80,000

Shareholders' equity (deficit):
    Preferred stock; authorized 9,999,200 shares; none issued ........                  -                         -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,476,193 - 2002; 13,266,642 - 2001 ...................             65,290                    61,964
    Treasury stock; 1,711,440 shares - 2002; 1,710,658 shares - 2001              (24,778)                  (24,768)
    Additional paid-in capital .......................................             10,824                    11,534
    Other comprehensive loss .........................................                  -                      (687)
    Retained deficit .................................................           (121,285)                   (3,911)
                                                                            -------------              -------------
Total shareholders' equity (deficit) .................................            (69,949)                   44,132
                                                                            -------------              -------------
Total liabilities and shareholders' equity ...........................      $     814,478              $  1,002,962
                                                                            =============              =============

See accompanying notes.


                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands, except per share data)

                                                 Three Months Ended September 30, Nine Months Ended September 30,
                                                      2002             2001             2002             2001
                                                   ------------    -----------     ------------     ------------
                                                   (Unaudited)       (Unaudited)    (Unaudited)      (Unaudited)
Operating revenues:
Scheduled service..................................  $ 231,633        $ 208,490        $ 664,431       $ 656,044
Charter............................................     68,185           93,629          238,698         292,603
Ground package.....................................      5,605            8,738           30,582          45,214
Other..............................................     11,866           10,612           32,689          33,988
                                                    ----------       ----------       ----------      ----------
Total operating revenues...........................    317,289          321,469          966,400       1,027,849
                                                    ----------       ----------       ----------      ----------
Operating expenses:
Salaries, wages and benefits.......................     95,094           84,956          264,782         249,444
Fuel and oil.......................................     52,956           67,908          151,350         205,918
Aircraft rentals...................................     51,244           26,884          135,731          68,279
Handling, landing and navigation fees..............     29,343           21,640           85,473          70,299
Depreciation and amortization......................     18,850           32,156           60,258         101,400
Crew and other employee travel.....................     14,485           15,089           41,933          46,695
Aircraft maintenance, materials and repairs........     11,308           14,704           37,388          50,064
Other selling expenses.............................     11,103           10,311           33,462          32,258
Passenger service..................................     10,379           12,614           29,677          35,725
Advertising........................................      9,553            7,190           30,181          20,695
Insurance..........................................      8,021            2,520           23,693           6,960
Facilities and other rentals.......................      6,294            5,347           17,492          14,670
Commissions........................................      3,964            7,707           18,089          28,520
Ground package cost................................      3,757            6,381           23,832          36,665
Special charges....................................          -            9,367                -           9,367
Aircraft impairments and retirements...............     34,318           37,633           51,559          41,749
U.S. Government grant..............................          -          (62,597)          15,210         (62,597)
Other..............................................     16,264           17,207           55,169          52,961
                                                    ----------       ----------       ----------      ----------
Total operating expenses...........................    376,933          317,017        1,075,279       1,009,072
                                                    ----------       ----------       ----------      ----------
Operating income (loss)............................    (59,644)           4,452         (108,879)         18,777

Other income (expense):
Interest income....................................        626            1,157            2,138           4,247
Interest expense...................................     (7,729)          (7,036)         (25,979)        (21,345)
Other..............................................       (620)           1,831             (988)          1,763
                                                    ----------       ----------       ----------      ----------
Other expense......................................     (7,723)          (4,048)         (24,829)        (15,335)
                                                    ----------       ----------       ----------      ----------
Income (loss) before income taxes..................    (67,367)             404         (133,708)          3,442
Income taxes (credits).............................     (6,746)              16          (19,569)            907
                                                    ----------       ----------       ----------      ----------
Net income (loss)..................................    (60,621)             388         (114,139)          2,535

Preferred stock dividends..........................       (375)            (375)          (3,235)         (3,083)
                                                    ----------       ----------       ----------      ----------
Income (loss) available to common shareholders.....  $ (60,996)            $ 13       $ (117,374)         $ (548)
                                                    ==========       ==========       ==========      ==========
Basic earnings per common share:

Average shares outstanding......................... 11,764,753       11,509,333       11,694,097      11,439,167
Net income (loss) per share........................     $(5.18)           $0.00         $ (10.04)        $ (0.05)
                                                    ==========       ==========       ==========      ==========
Diluted earnings per common share:
Average shares outstanding......................... 11,764,753       12,515,904       11,694,097      11,439,167
Net income (loss) per share........................     $(5.18)           $0.00         $ (10.04)        $ (0.05)
                                                    ==========       ==========       ==========      ==========
See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                                       (Dollars in thousands)

                                  Redeemable                              Additional        Other
                                  Preferred     Common        Treasury      Paid-in     Comprehensive     Retained
                                    Stock        Stock          Stock       Capital     Income (Loss)      Deficit         Total
                                  --------      --------      ---------     --------          ----      ----------         --------
  Balance, December 31, 2001 .    $ 80,000      $ 61,964      $ (24,768)    $ 11,534       $ (687)       $ (3,911)       $ 124,132
                                  --------      --------      ---------     --------          ----      ----------         --------
Net income ...................           -             -              -            -            -           1,880            1,880

Net gain on derivative
instruments ..................           -             -              -            -          629               -              629
                                                                                             ----      ----------         --------
Total comprehensive
income .......................           -             -              -            -          629           1,880            2,509
                                                                                             ----      ----------         --------
Preferred stock dividends ....           -             -              -            -            -            (375)            (375)

Restricted stock grants ......           -            10              -            3            -               -               13

Stock options exercised ......           -           291              -         (138)           -               -              153
                                  --------      --------      ---------     --------          ----      ----------         --------
  Balance, March 31, 2002 ....    $ 80,000      $ 62,265      $ (24,768)    $ 11,399        $ (58)       $ (2,406)       $ 126,432
                                  ========      ========      =========     ========          ===      ==========         ========
Net loss .....................           -             -              -            -            -         (55,398)         (55,398)

Net gain on derivative
instruments ..................           -             -              -            -          391               -              391
                                                                                             ----      ----------         --------
Total comprehensive
income (loss) ................           -             -              -            -          391         (55,398)         (55,007)
                                                                                             ----      ----------         --------
Preferred stock dividends ....           -             -              -            -            -          (2,485)          (2,485)

Payment of liability
with stock ...................           -         2,445              -         (295)           -               -            2,150

Restricted stock grants ......           -             3            (10)           1            -               -               (6)

Stock options exercised ......           -           577              -         (281)           -               -              296
                                  --------      --------      ---------     --------          ----      ----------         --------
  Balance, June 30, 2002 .....    $ 80,000      $ 65,290      $ (24,778)    $ 10,824        $ 333       $ (60,289)        $ 71,380
                                  ========      ========      =========     ========          ===      ==========         ========
Net loss .....................           -             -              -            -            -         (60,621)         (60,621)

Net loss on derivative
instruments ..................           -             -              -            -         (333)             -              (333)
                                                                                              ----     ----------         --------
Total comprehensive
loss .........................           -             -              -            -         (333)        (60,621)         (60,954)
                                                                                              ----     ----------         --------
Preferred stock dividends ....           -             -              -            -            -            (375)            (375)
                                  --------      --------      ---------     --------          ----      ----------         --------
  Balance, September 30, 2002.    $ 80,000      $ 65,290      $ (24,778)    $ 10,824          $ -      $ (121,285)        $ 10,051
                                   ========      ========      =========     ========         ====      ==========         ========


  See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)

                                                                               Nine Months Ended September 30,
                                                                             2002                           2001
                                                                         -------------                -------------
                                                                           (Unaudited)                 (Unaudited)

Operating activities:

Net income (loss)............................................              $(114,139)                     $   2,535
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization................................                 60,258                        101,400
Aircraft impairments and retirements.........................                 51,559                         41,749
Deferred income taxes (credits)..............................                (13,655)                         2,842
Other non-cash items.........................................                 30,913                         (4,650)
Changes in operating assets and liabilities:
U.S. Government grant receivable.............................                 15,210                        (29,996)
Other receivables............................................                 (9,850)                         2,805
Inventories..................................................                 (5,570)                       (10,554)
Prepaid expenses.............................................                 (9,771)                         6,850
Accounts payable.............................................                  2,686                         29,949
Air traffic liabilities......................................                 (8,541)                       (17,331)
Accrued expenses.............................................                 (3,984)                        16,375
                                                                           ---------                      ---------
Net cash provided by operating activities                                     (4,884)                       141,974
                                                                           ---------                      ---------
Investing activities:

Aircraft pre-delivery deposits...............................                 77,396                        (61,666)
Capital expenditures.........................................                (57,618)                      (251,031)
Noncurrent prepaid aircraft rent.............................                (19,273)                       (18,778)
Investment in BATA, LLC......................................                 18,632                         18,043
Reductions (additions) to other assets.......................                 (3,867)                         5,272
Proceeds from sales of property and equipment................                    408                             32
                                                                           ---------                      ---------
Net cash provided by (used in) investing activities                           15,678                       (308,128)
                                                                           ---------                      ---------
Financing activities:

Preferred stock dividends....................................                 (3,235)                        (3,083)
Proceeds from sale/leaseback transactions....................                  2,794                            369
Proceeds from short-term debt................................                 56,859                         71,537
Payments on short-term debt..................................               (109,507)                       (18,726)
Proceeds from long-term debt.................................                194,491                        151,238
Payments on long-term debt...................................               (224,016)                        (5,600)
Proceeds from stock options exercises........................                    449                          1,434
Purchase of treasury stock...................................                    (10)                          (204)
                                                                           ---------                      ---------
Net cash provided by (used in) financing activities                          (82,175)                       196,965
                                                                           ---------                      ---------
Increase (decrease) in cash and cash equivalents.............                (71,381)                        30,811
Cash and cash equivalents, beginning of period...............                184,439                        129,137
                                                                           ---------                      ---------
Cash and cash equivalents, end of period.....................              $ 113,058                      $ 159,948
                                                                           =========                      =========


Supplemental disclosures:

Cash payments for:
Interest.....................................................               $ 33,102                       $ 33,794
Income taxes (refunds).......................................               $  3,063                       $ (7,931)

Financing and investing activities not affecting cash:
Accrued capitalized interest.................................               $ (6,406)                      $ 11,293

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

     The consolidated financial statements for the quarters ended September 30, 2002 and 2001 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                                         Three Months Ended September 30,
                                                                                          2002                   2001
                                                                                      ------------           ------------
        Numerator:
        Net income (loss)                                                             $ (60,621,000)           $  388,000
        Preferred stock dividends                                                          (375,000)             (375,000)
                                                                                      -------------            ----------
        Income (loss) available to common
        shareholders-numerator for basic and
           diluted earnings per share                                                 $ (60,996,000)             $ 13,000
                                                                                      =============            ==========


        Denominator:
        Denominator for basic earnings per share
        - weighted average shares                                                        11,764,753            11,509,333
        Effect of potential dilutive securities:
        Employee stock options                                                                    -             1,006,571
                                                                                      -------------            ----------
        Denominator for diluted earnings per share
         - adjusted weighted average shares                                              11,764,753            12,515,904
                                                                                      =============            ==========
        Basic income (loss) per share                                                       $ (5.18)               $ 0.00
                                                                                      =============            ==========
        Diluted income (loss) per share                                                     $ (5.18)               $ 0.00
                                                                                      =============            ==========



                                                                                         Nine Months Ended September 30,
                                                                                          2002                   2001
                                                                                      ------------           ------------
        Numerator:
        Net income (loss)                                                             $(114,139,000)           $ 2,535,000
        Preferred stock dividends                                                        (3,235,000)            (3,083,000)
                                                                                      -------------            -----------
        Loss available to common
        shareholders-numerator for basic and
           diluted earnings per share                                                 $(117,374,000)           $  (548,000)
                                                                                      =============            ===========

        Denominator:
        Denominator for basic and diluted earnings
        per share - weighted average shares                                              11,694,097             11,439,167
                                                                                      =============            ===========
        Basic loss per share                                                               $ (10.04)               $ (0.05)
                                                                                      =============            ===========
        Diluted loss per share                                                             $ (10.04)               $ (0.05)
                                                                                      =============            ===========

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share," the impact of 1,914,486 shares of convertible redeemable preferred stock in the three months and nine months ended September 30, 2002 and 2001, has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 180,886 and 668,841 employee stock options, respectively, has been excluded from the computation of diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively, because their effect would be antidilutive.

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

     On July 1, 2002, the Company outsourced the management operations of two of its ATALC brands, ATA Vacations and Travel Charter International ("TCI"), to Milwaukee-based The Mark Travel Corporation ("MTC"). MTC will create, advertise, take reservations and deliver these ATALC brands. MTC will receive revenue from the package sales, and the Company will receive a royalty fee from MTC. Other ATALC products, including Key Tours' Canadian Rail programs and Key Tours' Las Vegas ground operations, will not be outsourced. The Company expects this segment to have a less material effect on the consolidated financial statements as a result of the outsourcing arrangements, and does not consider it a reportable segment due to its immateriality.


4.   Commitments and Contingencies

     In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of September 30, 2002, the Company had taken delivery of eight Boeing 737-800s and 10 Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are currently scheduled for delivery between October 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and deposit finance facilities. As of September 30, 2002, the Company had $93.3 million in pre-delivery deposits outstanding for these aircraft, of which $65.6 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

     In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company currently has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

     The Company has operating lease agreements in place to lease 14 new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). As of September 30, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining two aircraft under these operating lease agreements are scheduled for delivery in June 2003 and May 2004.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006.

     In March 2001, the Company entered into a limited liability company agreement with Boeing Capital Corporation ("BCC") to form BATA Leasing LLC ("BATA") a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001, and subsequently leased nine of those aircraft back through short-term operating leases with BATA. As of June 30, 2002, all nine leases had terminated, but the Company is subject to lease return conditions contained in these nine operating leases upon delivery of any of these aircraft to a third party by BATA. As of September 30, 2002, a third-party lessee or buyer has not been identified for any of these aircraft. Management believes it is reasonably possible that a lessee or buyer will be identified. The Company estimates that it could incur up to $7.0 million of expense to meet the return conditions, if all nine of the aircraft were sold or leased by BATA to third parties. No liability has been recorded for these return conditions.

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


5.   New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. As required upon adoption of FAS 142, as of June 30, 2002 the Company had completed transitional impairment reviews on its goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a description of the Company's application of FAS 142.

     The Company adopted FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") effective January 1, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a description of the Company's application of FAS 144.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 2002, Versus Quarter and Nine Months Ended September 30, 2001

Overview

The Company is a leading provider of scheduled airline services and charter airline services to leisure and other value-oriented travelers, and to the U.S. military. The Company, through its principal subsidiary, American Trans Air, Inc. ("ATA"), has been operating for 30 years and is the tenth largest U.S. airline in terms of 2001 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark and Charlotte. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Des Moines, Dayton, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and nine months ended September 30, 2002, the Company recorded an operating loss of $59.6 million and $108.9 million, respectively, as compared to operating income of $4.5 million and $18.8 million in the same periods of 2001. Consolidated yield declined by 0.6% and 7.1%, respectively, in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, while consolidated load factors declined 5.6% and 2.5%, respectively, between the same periods. Weak pricing was evident particularly in scheduled service in 2002, and reflects the continuing impacts of severely reduced demand for both business and leisure air travel subsequent to the terrorist attacks of September 11, 2001. The Company also believes that consumer confidence continues to be eroded by an unsettled economic climate in the United States and that some customers are choosing alternative modes of transportation due to the impact of enhanced security procedures on air transportation convenience. The Company expects continued weakness in unit revenue and load factor throughout the remainder of 2002.

The Company's unit costs remained among the lowest of major airlines in 2002. Excluding special and unusual items, consolidated cost per available seat mile ("CASM") was 7.62 cents and 7.73 cents, respectively, in the quarter and nine months ended September 30, 2002, as compared to 7.79 cents and 8.11 cents, respectively, in the comparable periods of 2001 (see "Results of Operations in Cents Per ASM.") In 2002 unit cost of salaries, wages and benefits were higher than in 2001, because the Company recorded a charge of $9.9 million to record a signing bonus relating to recently-ratified amendments to the cockpit crew collective bargaining agreement and implemented higher pay rates under the amended agreement effective July 1, 2002. The Company is continuing its efforts to further reduce its operating costs in the fourth quarter of 2002, and also expects to continue to realize net operating cost savings from the ongoing deliveries of its new fleet of Boeing 737-800 and Boeing 757-300 aircraft, and ongoing retirements of Lockheed L-1011 aircraft. The Company had retired all of its Boeing 727-200 aircraft by June 30, 2002.

The Company, however, does not expect that it will be able to fully mitigate the weak revenue results solely through cost savings initiatives. Consequently, the Company expects to incur operating and net losses for the full year 2002, including further losses in the fourth quarter.

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

FAS 142 requires companies to perform transitional impairment reviews of goodwill as of the date of adoption of the statement, which was January 1, 2002. The transitional goodwill impairment test was required to be completed by June 30, 2002, based upon the carrying values and estimated fair values as of January 1, 2002. This test is a two-step process. Step one compares the fair value of a reporting unit (determined through market quotes or the present value of estimated future cash flows) with its carrying amount (assets less liabilities, including goodwill.) If the estimated fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is then performed, which compares the implied fair value of the reporting unit's goodwill (determined in accordance with purchase accounting), with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount of the goodwill becomes the new accounting basis for future impairment tests.

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

The fair market value of ATALC was estimated based on projected future cash flows from the Key Tours and Key Tours Las Vegas brands, estimated cash flows from royalties under the new management services contract with MTC (see Footnote 3, "Segment Disclosures"), and incremental cash flows from the increased sale of scheduled service seats to ATA Vacations customers under the management services agreement. Based on this analysis, the estimated fair market value of ATALC was higher than its carrying amount, and thus no impairment was indicated.

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

Due to the limited guidance provided by the legislation and the evolving guidance provided by the interpretive rules of the Department of Transportation ("DOT"), the Company has made subjective and judgmental estimates in calculating and recording the amount of grant revenue to recognize. In the third and fourth quarters of 2001, the Company recognized $66.3 million in total grant revenues. As of December 31, 2001, $44.5 million had been received, and $21.8 million was recorded as a receivable.

In the second quarter of 2002, the DOT issued new guidelines for measuring reimbursable losses and the Company submitted a final application, accompanied by the required accountant's report on agreed upon procedures. Based on review of its application with the DOT, the Company determined that it is probable that a portion of the receivable recorded in 2001 may not be collected, and therefore recorded a valuation allowance of $15.2 million against the $21.8 million receivable as of June 30, 2002. As of September 30, 2002, the remaining receivable had not yet been collected, but the Company does not currently believe that a further change to the valuation allowance is necessary. The
Company is continuing to discuss its compensation claim with the DOT, and currently expects that claim to be settled during the fourth quarter of 2002.

Fleet Impairment Accounting. Effective January 1, 2002, the Company adopted FAS 144, which superseded FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121") but the Company continues to account for the fleet and related assets that were impaired prior to January 1, 2002 under FAS 121, as required by FAS 144. The Company has been performing impairment reviews in accordance with FAS 121 on the Lockheed L-1011-50/100 and the Boeing 727-200 fleets since the end of 2000, and both fleets became impaired under FAS 121 subsequent to the events of September 11, 2001.

In the third quarter of 2002, the Company decided to retire one of its five Lockheed L-1011-500 aircraft earlier than originally planned. This event caused the Company to consider whether the net book value of the remaining four aircraft and related assets in this fleet could be recovered through future cash flows. In the third quarter of 2002, the Company performed an impairment analysis on the Lockheed L-1011-500 fleet and related assets, in accordance with FAS 144, and determined that the Lockheed L-1011-500 fleet and related assets were not impaired.

Both FAS 144 and FAS 121 require that whenever events or circumstances indicate that the Company may not be able to recover the net book value of its productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. They specify that impaired assets be written down to their estimated fair market value by recording an impairment charge to earnings. FAS 144 and FAS 121 state that fair market values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information, to estimate fair market values. The Company primarily used discounted cash flow analysis to estimate fair market value of the Lockheed L-1011-50/100 fleet, and quoted market prices to estimate the value of the Boeing 727-200 fleet.

The application of FAS 144 and FAS 121 required the exercise of significant judgment and the preparation of numerous significant estimates. The Company estimated future cash flows from the productive use of these fleets by estimating the expected net cash contribution from revenues less operating expenses, and adjusting for estimated cash outflows for heavy maintenance and estimated cash inflows from final disposal of the assets, for up to ten years into the future. Although the Company believes that its estimates of cash flows in the application of FAS 144 and FAS 121 were reasonable, and were based upon all available information, including extensive historical cash flow data about the prior use of these fleets, such estimates nevertheless required substantial judgments and were based upon material assumptions about future events. Such estimates were significant in determining the amount of the impairment charge to be recorded, which could have been materially different under different sets of assumptions and estimates.

As FAS 144 and FAS 121 require the Company to continuously evaluate fair market values of previously impaired assets, it is possible that future estimates of fair market value may result in additional material charges to earnings, if those estimates indicate a material reduction in fair market value as compared to the estimates made at the end of the third quarter of 2002.

Results of Operations

For the quarter ended September 30, 2002, the Company had an operating loss of $59.6 million, as compared to operating income of $4.5 million in the comparable quarter of 2001; and the Company had a $61.0 million net loss available to common shareholders in the third quarter of 2002, as compared to net income available to common shareholders of $13,000 in the third quarter of 2001.

Operating revenues decreased 1.3% to $317.3 million in the third quarter of 2002, as compared to $321.5 million in the same period of 2001. Consolidated revenue per available seat mile ("RASM") decreased 6.1% to 7.06 cents in the third quarter of 2002, as compared to 7.52 cents in the third quarter of 2001. Scheduled service revenues increased $23.1 million between periods, or 11.1%, while, charter revenues decreased $25.4 million between periods, or 27.1%. These revenue changes reflected the Company's continuing strategy to build capacity in scheduled service at Chicago-Midway. Capacity in commercial charter operations declined as a result of the continued retirement of Boeing 727-200 aircraft and Lockheed L-1011-50/100 aircraft. Scheduled service unit revenues continued to reflect weakness in both load factors and yields in the third quarter of 2002.

Operating expenses increased 18.9% to $376.9 million in the third quarter of 2002, as compared to $317.0 million in the comparable period of 2001. Consolidated CASM increased 13.1% to 8.39 cents in the third quarter of 2002, as compared to 7.42 cents in the third quarter of 2001. Operating expenses in both quarters included special charges, aircraft impairment and retirement charges, and U.S. Government grant amounts. After excluding these special items, consolidated CASM decreased 2.2% to 7.62 cents in the third quarter of 2002, as compared to 7.79 cents in the third quarter of 2001.

For the nine months ended September 30, 2002, the Company had an operating loss of $108.9 million, as compared to operating income of $18.8 million in the comparable period of 2001; and the Company had a $117.4 million net loss available to common shareholders in the nine months ended September 30, 2002, as compared to a net loss available to common shareholders of $0.5 million in the same period of 2001.

Operating revenues decreased 6.0% to $966.4 million in the nine months ended September 30, 2002, as compared to $1.028 billion in the same period of 2001. Consolidated RASM decreased 9.3% to 7.41 cents in the nine months ended September 30, 2002, as compared to 8.17 cents in the same period of 2001. Scheduled service revenues increased $8.4 million between periods, while charter revenues decreased $53.9 million, and ground package revenues decreased $14.6 million.

Operating expenses increased 6.5% to $1.075 billion in the nine months ended September 30, 2002, as compared to $1.009 billion in the comparable period of 2001. Consolidated CASM increased 2.7% to 8.24 cents in the nine months ended September 30, 2002, as compared to 8.02 cents in the same period of 2001. After excluding special items, consolidated CASM decreased 4.7% to 7.73 cents in the nine months ended September 30, 2002, as compared to 8.11 cents in the comparable period of 2001.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                          Cents per ASM                             Cents per ASM
                                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                                         2002                     2001             2002                     2001
                                                  --------------------------------------     -----------------------------------
Consolidated operating revenues:                         7.06                     7.52             7.41                     8.17

Consolidated operating expenses:
   Salaries, wages and benefits                          2.12                     1.99             2.03                     1.98
   Fuel and oil                                          1.18                     1.59             1.16                     1.64
   Aircraft rentals                                      1.14                     0.63             1.04                     0.54
   Handling, landing and navigation fees                 0.65                     0.51             0.65                     0.56
   Depreciation and amortization                         0.42                     0.75             0.46                     0.81
   Crew and other employee travel                        0.32                     0.35             0.32                     0.37
   Aircraft maintenance, materials and repairs           0.25                     0.34             0.29                     0.40
   Other selling expenses                                0.25                     0.24             0.26                     0.26
   Passenger service                                     0.23                     0.30             0.23                     0.28
   Advertising                                           0.22                     0.17             0.23                     0.16
   Insurance                                             0.18                     0.06             0.18                     0.06
   Facilities and other rentals                          0.14                     0.13             0.13                     0.12
   Commissions                                           0.09                     0.18             0.14                     0.23
   Ground package cost                                   0.08                     0.15             0.18                     0.29
   Special charges                                          -                     0.22                -                     0.07
   Aircraft impairment and retirements                   0.76                     0.88             0.40                     0.33
   U.S. Government grant                                    -                    (1.47)            0.12                    (0.50)
   Other                                                 0.36                     0.40             0.42                     0.42
                                                         ----                     ----             ----                     ----
Total consolidated operating expenses                    8.39                     7.42             8.24                     8.02
                                                         ----                     ----             ----                     ----

Consolidated operating income (loss)                    (1.33)                    0.10            (0.83)                    0.15
                                                        =====                     ====            =====                     ====

ASMs (in thousands)                                 4,494,336                4,272,432       13,050,595               12,583,425

Consolidated operating expenses, excluding
special charges, aircraft impairment and
retirements, and U.S. Government grant                   7.62                     7.79             7.73                     8.11
                                                         ====                     ====             ====                     ====

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

                                                 Three Months Ended September 30,
                                                    2002                  2001               Inc (Dec)            % Inc (Dec)
                                                  ------------------------------------------------------------------------------
Departures Jet                                          17,147                14,471                 2,676                18.49
Departures Saab                                         11,669                 6,732                 4,937                73.34
                                                  ------------------------------------------------------------------------------
Total Departures (a)                                    28,816                21,203                 7,613                35.91
                                                  ------------------------------------------------------------------------------
Block Hours Jet                                         50,833                44,453                 6,380                14.35
Block Hours Saab                                        10,982                 6,224                 4,758                76.45
                                                  ------------------------------------------------------------------------------
Total Block Hours (b)                                   61,815                50,677                11,138                21.98
                                                  ------------------------------------------------------------------------------
RPMs Jet (000s)                                      3,195,420             3,238,209               (42,789)               (1.32)
RPMs Saab (000s)                                        43,664                22,244                21,420                96.30
                                                  ------------------------------------------------------------------------------
Total RPMs (000s) (c)                                3,239,084             3,260,453               (21,369)               (0.66)
                                                  ------------------------------------------------------------------------------
ASMs Jet (000s)                                      4,428,021             4,235,610               192,411                 4.54
ASMs Saab (000s)                                        66,315                36,822                29,493                80.10
                                                  ------------------------------------------------------------------------------
Total ASMs (000s) (d)                                4,494,336             4,272,432               221,904                 5.19
                                                  ------------------------------------------------------------------------------
Load Factor Jet (%)                                      72.16                 76.45                 (4.29)               (5.61)
Load Factor Saab (%)                                     65.84                 60.41                  5.43                 8.99
                                                  ------------------------------------------------------------------------------
Total Load Factor (%)  (e)                               72.07                 76.31                 (4.24)               (5.56)
                                                  ------------------------------------------------------------------------------
Passengers Enplaned Jet                              2,375,954             2,070,172               305,782                14.77
Passengers Enplaned Saab                               254,403               135,174               119,229                88.20
                                                  ------------------------------------------------------------------------------
Total Passengers Enplaned (f)                        2,630,357             2,205,346               425,011                19.27
                                                  ------------------------------------------------------------------------------
Revenue $ (000s)                                       317,289               321,469                (4,180)               (1.30)
RASM in cents (g)                                         7.06                  7.52                 (0.46)               (6.12)
CASM in cents (h)                                         8.39                  7.42                  0.97                13.07
Yield in cents (i)                                        9.80                  9.86                 (0.06)               (0.61)

See footnotes (a) through (i) on pages 16-17.

                                                   Nine Months Ended September 30,
                                                     2002                    2001                Inc (Dec)             % Inc (Dec)
                                                  ---------------------------------------------------------------------------------
Departures Jet                                            49,305                  44,167                 5,138                11.63
Departures Saab                                           28,982                  18,665                10,317                55.27
                                                  ---------------------------------------------------------------------------------
Total Departures (a)                                      78,287                  62,832                15,455                24.60
                                                  ---------------------------------------------------------------------------------
Block Hours Jet                                          146,085                 134,549                11,536                 8.57
Block Hours Saab                                          27,182                  17,194                 9,988                58.09
                                                  ---------------------------------------------------------------------------------
Total Block Hours (b)                                    173,267                 151,743                21,524                14.18
                                                  ---------------------------------------------------------------------------------
RPMs Jet (000s)                                        9,290,163               9,221,576                68,587                 0.74
RPMs Saab (000s)                                         106,071                  68,210                37,861                55.51
                                                  ---------------------------------------------------------------------------------
Total RPMs (000s) (c)                                  9,396,234               9,289,786               106,448                 1.15
                                                  ---------------------------------------------------------------------------------
ASMs Jet (000s)                                       12,891,505              12,481,432               410,073                 3.29
ASMs Saab (000s)                                         159,090                 101,993                57,097                55.98
                                                  ---------------------------------------------------------------------------------
Total ASMs (000s) (d)                                 13,050,595              12,583,425               467,170                 3.71
                                                  ---------------------------------------------------------------------------------
Load Factor Jet (%)                                        72.06                   73.88                 (1.82)               (2.46)
Load Factor Saab (%)                                       66.67                   66.88                 (0.21)               (0.31)
                                                  ---------------------------------------------------------------------------------
Total Load Factor (%)  (e)                                 72.00                   73.83                 (1.83)               (2.48)
                                                  ---------------------------------------------------------------------------------
Passengers Enplaned Jet                                6,939,844               6,395,596               544,248                 8.51
Passengers Enplaned Saab                                 646,904                 413,323               233,581                56.51
                                                  ---------------------------------------------------------------------------------
Total Passengers Enplaned (f)                          7,586,748               6,808,919               777,829                11.42
                                                  ---------------------------------------------------------------------------------
Revenue $ (000s)                                         966,400               1,027,849               (61,449)               (5.98)
RASM in cents (g)                                           7.41                    8.17                 (0.76)               (9.30)
CASM in cents (h)                                           8.24                    8.02                  0.22                 2.74
Yield in cents (i)                                         10.28                   11.06                 (0.78)               (7.05)

See footnotes (e) through (i) on page 17.

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

                                                  Three Months Ended September 30,
                                                    2002                  2001                 Inc (Dec)             % Inc (Dec)
                                                  ---------------------------------------------------------------------------------
Departures Jet                                          15,020                 11,645                   3,375                 28.98
Departures Saab                                         11,669                  6,732                   4,937                 73.34
                                                  ---------------------------------------------------------------------------------
Total Departures (a)                                    26,689                 18,377                   8,312                 45.23
                                                  ---------------------------------------------------------------------------------
Block Hours Jet                                         42,722                 33,830                   8,892                 26.28
Block Hours Saab                                        10,982                  6,224                   4,758                 76.45
                                                  ---------------------------------------------------------------------------------
Total Block Hours (b)                                   53,704                 40,054                  13,650                 34.08
                                                  ---------------------------------------------------------------------------------
RPMs Jet (000s)                                      2,693,804              2,307,374                 386,430                 16.75
RPMs Saab (000s)                                        43,664                 22,244                  21,420                 96.30
                                                  ---------------------------------------------------------------------------------
Total RPMs (000s) (c)                                2,737,468              2,329,618                 407,850                 17.51
                                                  ---------------------------------------------------------------------------------
ASMs Jet (000s)                                      3,562,676              2,945,974                 616,702                 20.93
ASMs Saab (000s)                                        66,315                 36,822                  29,493                 80.10
                                                  ---------------------------------------------------------------------------------
Total ASMs (000s) (d)                                3,628,991              2,982,796                 646,195                 21.66
                                                  ---------------------------------------------------------------------------------
Load Factor Jet (%)                                      75.61                  78.32                   (2.71)                (3.46)
Load Factor Saab (%)                                     65.84                  60.41                    5.43                  8.99
                                                  ---------------------------------------------------------------------------------
Total Load Factor (%)  (e)                               75.43                  78.10                   (2.67)                (3.42)
                                                  ---------------------------------------------------------------------------------
Passengers Enplaned Jet                              2,148,094              1,700,855                 447,239                 26.29
Passengers Enplaned Saab                               254,403                135,174                 119,229                 88.20
                                                  ---------------------------------------------------------------------------------
Total Passengers Enplaned (f)                        2,402,497              1,836,029                 566,468                 30.85
                                                  ---------------------------------------------------------------------------------
Revenue $ (000s)                                       231,633                208,490                  23,143                 11.10
RASM in cents (g)                                         6.38                   6.99                   (0.61)                (8.73)
Yield in cents (i)                                        8.46                   8.95                   (0.49)                (5.47)
Revenue per segment $ (j)                                96.41                 113.55                  (17.14)               (15.09)

See footnotes (a) through (i) on pages 16-17.

(j) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

                                                  Nine Months Ended September 30,
                                                    2002                  2001                 Inc (Dec)            % Inc (Dec)
                                                  ---------------------------------------------------------------------------------
Departures Jet                                          41,347                 35,056                  6,291                 17.95
Departures Saab                                         28,982                 18,665                 10,317                 55.27
                                                  ---------------------------------------------------------------------------------
Total Departures (a)                                    70,329                 53,721                 16,608                 30.92
                                                  ---------------------------------------------------------------------------------
Block Hours Jet                                        116,317                101,349                 14,968                 14.77
Block Hours Saab                                        27,182                 17,194                  9,988                 58.09
                                                  ---------------------------------------------------------------------------------
Total Block Hours (b)                                  143,499                118,543                 24,956                 21.05
                                                  ---------------------------------------------------------------------------------
RPMs Jet (000s)                                      7,336,282              6,722,193                614,089                  9.14
RPMs Saab (000s)                                       106,071                 68,210                 37,861                 55.51
                                                  ---------------------------------------------------------------------------------
Total RPMs (000s) (c)                                7,442,353              6,790,403                651,950                  9.60
                                                  ---------------------------------------------------------------------------------
ASMs Jet (000s)                                      9,785,177              8,653,441              1,131,736                 13.08
ASMs Saab (000s)                                       159,090                101,993                 57,097                 55.98
                                                  ---------------------------------------------------------------------------------
Total ASMs (000s) (d)                                9,944,267              8,755,434              1,188,833                 13.58
                                                  ---------------------------------------------------------------------------------
Load Factor Jet (%)                                      74.97                  77.68                  (2.71)                (3.49)
Load Factor Saab (%)                                     66.67                  66.88                  (0.21)                (0.31)
                                                  ---------------------------------------------------------------------------------
Total Load Factor (%)  (e)                               74.84                  77.56                  (2.72)                (3.51)
                                                  ---------------------------------------------------------------------------------
Passengers Enplaned Jet                              5,970,143              5,199,950                770,193                 14.81
Passengers Enplaned Saab                               646,904                413,323                233,581                 56.51
                                                  ---------------------------------------------------------------------------------
Total Passengers Enplaned (f)                        6,617,047              5,613,273              1,003,774                 17.88
                                                  ---------------------------------------------------------------------------------
Revenue $ (000s)                                       664,431                656,044                  8,387                  1.28
RASM in cents (g)                                         6.68                   7.49                  (0.81)               (10.81)
Yield in cents (i)                                        8.93                   9.66                  (0.73)                (7.56)
Revenue per segment $ (j)                               100.41                 116.87                 (16.46)               (14.08)


See footnotes (a) through (i) on pages 16-17.
See footnote (j) on page 18.

Scheduled service revenues in the third quarter of 2002 increased 11.1% to $231.6 million from $208.5 million in the third quarter of 2001; and scheduled service revenues in the nine months ended September 30, 2002 increased 1.3% to $664.4 million from $656.0 million in the same period of 2001. Scheduled service revenues comprised 73.0% and 68.8%, respectively, of consolidated revenues in the quarter and nine months ended September 30, 2002, as compared to 64.9% and 63.8%, respectively, of consolidated revenues in the same periods of 2001. While the Company's capacity in 2002 has increased from 2001, both load factor and yield have declined from the prior year.

In the third quarter of 2002, the Company's scheduled service at Chicago-Midway accounted for approximately 67.8% of scheduled service ASMs and 87.4% of scheduled service departures, as compared to 63.6% and 85.8%, respectively, in the third quarter of 2001. In the third quarter of 2002, the Company began nonstop service from Chicago-Midway to Charlotte. In the first quarter of 2002, the Company began nonstop international service to Aruba, Cancun, Grand Cayman and Guadalajara. In the third and fourth quarters of 2001, the Company began operating nonstop between Chicago-Midway and the cities of Newark and Miami. The Company began nonstop service from Chicago-Midway to San Jose, California on October 1, 2002 and has announced nonstop service to Montego Bay, Jamaica and Puerto Vallarta, Mexico beginning in the fourth quarter of 2002.

Chicago Express operates, as of September 30, 2002, 17 34-seat Saab 340B aircraft between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Des Moines, Dayton, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, Springfield, South Bend and Toledo.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business throughout 2002 and beyond. Chicago Express has been performing well as a feeder of passengers to the jet system. The Company operated 140 peak daily jet and commuter departures from Chicago-Midway and served 34 destinations on a nonstop basis in the third quarter of 2002, as compared to 111 peak daily jet and commuter departures and 27 nonstop destinations in the third quarter of 2001.

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

The Company's Hawaii service accounted for 16.9% of scheduled service ASMs and 3.8% of scheduled service departures in the third quarter of 2002, as compared to 23.1% and 5.1%, respectively, in the third quarter of 2001. The Company provided nonstop services in both periods from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. From June to September 2002, the Company operated seasonal service to Lihue from Los Angeles and San Francisco. The Company provides these services through a marketing alliance with the largest independent tour operator serving leisure travelers to Hawaii from the United States. The Company distributes the remaining seats on these flights through normal scheduled service distribution channels.

The Company's Indianapolis service accounted for 10.0% of scheduled service ASMs and 6.0% of scheduled service departures in the third quarter of 2002, as compared to 7.7% and 5.9%, respectively, in the third quarter of 2001. In both quarters, the Company operated nonstop to Cancun, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, Orlando, St. Petersburg, San Francisco and Sarasota. The Company also began limited jet service, in the second quarter of 2002, between Indianapolis and Chicago-Midway, with continuing service to Seattle, and began nonstop service to New York LaGuardia and Phoenix from Indianapolis beginning in the third quarter of 2002. The Company has served Indianapolis for 30 years through the Ambassadair Travel Club, and in scheduled service since 1986.

Commercial Charter Revenues. The Company's commercial charter revenues are derived principally from independent tour operators and specialty charter customers. The Company's commercial charter product provides full-service air transportation to hundreds of customer-designated destinations throughout the world. Commercial charter revenues accounted for 6.5% and 11.2%, respectively of consolidated revenues in the quarter and nine months ended September 30, 2002, as compared to 16.6% in each of the comparable periods of 2001.

The following table sets forth, for the periods indicated, certain key operating and financial data for the commercial charter operations of the Company.

                                                  Three Months Ended September 30,
                                                  -------------------------------------------------------------------------------
                                                   2002                   2001                Inc (Dec)           % Inc (Dec)
                                                   ------------------------------------------------------------------------------
Departures (a)                                           1,157                  1,972                 (815)               (41.33)
Block Hours (b)                                          3,888                  6,792               (2,904)               (42.76)
RPMs (000s) (c)                                        246,956                675,275             (428,319)               (63.43)
ASMs (000s) (d)                                        304,538                798,277             (493,739)               (61.85)
Passengers Enplaned (f)                                166,148                315,603             (149,455)               (47.36)
Revenue $ (000s)                                        20,626                 53,329              (32,703)               (61.32)
RASM in cents (g)                                         6.77                   6.68                 0.09                  1.35
RASM excluding fuel escalation in cents (k)               6.56                   6.52                 0.04                  0.61

                                                  Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------------
                                                    2002                  2001                Inc (Dec)            % Inc (Dec)
                                                  ------------------------------------------------------------------------------
Departures (a)                                           5,257                  6,386               (1,129)               (17.68)
Block Hours (b)                                         17,949                 21,387               (3,438)               (16.08)
RPMs (000s) (c)                                      1,228,998              1,755,865             (526,867)               (30.01)
ASMs (000s) (d)                                      1,535,375              2,239,239             (703,864)               (31.43)
Passengers Enplaned (f)                                792,176              1,017,639             (225,463)               (22.16)
Revenue $ (000s)                                       108,120                170,124              (62,004)               (36.45)
RASM in cents (g)                                         7.04                   7.60                (0.56)                (7.37)
RASM excluding fuel escalation in cents (k)               6.96                   7.26                (0.30)                (4.13)

See footnotes (a) through (g) on pages 16-17.

(k) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

The majority of the decline in commercial charter revenues in the third quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying per aircraft each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline throughout the remainder of 2002 as the fleet supporting this business continues to shrink through aircraft retirements.

The Company operates in two principal components of the commercial charter business, known as "track charter" and "specialty charter." The larger track charter business component is generally comprised of low frequency but repetitive domestic and international flights between city pairs, which support high passenger load factors and are marketed through tour operators, providing value-priced and convenient nonstop service to vacation destinations for the leisure traveler. Since track charter resembles scheduled service in terms of its repetitive flying patterns between fixed city pairs, it allows the Company to achieve reasonable levels of crew and aircraft utilization (although less than for scheduled service), and provides the Company with meaningful protection from some fuel price increases through the use of fuel escalation reimbursement clauses in tour operator contracts. Track charter accounted for approximately $16.1 million and $84.2 million, respectively, in revenues in the quarter and nine months ended September 30, 2002, as compared to $44.9 million and $135.6 million, respectively, in the comparable periods of 2001.

Specialty charter (including incentive travel programs) is a product which is designed to meet the unique requirements of the customer and is a business characterized by lower frequency of operation and by greater variation in city pairs served than the track charter business. Specialty charter includes such diverse contracts as flying university alumni to football games, transporting political candidates on campaign trips and moving NASA space shuttle ground crews to alternate landing sites. Specialty charter accounted for approximately $2.5 million and $9.8 million, respectively, in revenues in the quarter and nine months ended September 30, 2002, as compared to $4.5 million and $14.0 million, respectively, in the comparable periods of 2001.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government flight operations of the Company.

                                                 Three Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                    2002                   2001               Inc (Dec)           % Inc (Dec)
                                                 -------------------------------------------------------------------------------
Departures (a)                                             955                    854                  101                 11.83
Block Hours (b)                                          4,175                  3,831                  344                  8.98
RPMs (000s) (c)                                        252,215                255,560               (3,345)                (1.31)
ASMs (000s) (d)                                        554,979                491,359               63,620                 12.95
Passengers Enplaned (f)                                 60,140                 53,714                6,426                 11.96
Revenue $ (000s)                                        47,559                 40,300                7,259                 18.01
RASM in cents (g)                                         8.57                   8.20                 0.37                  4.51
RASM excluding fuel escalation in cents (l)               8.52                   7.89                 0.63                  7.98

                                                 Nine Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                    2002                  2001               Inc (Dec)            % Inc (Dec)
                                                 -------------------------------------------------------------------------------
Departures (a)                                           2,679                 2,709                   (30)               (1.11)
Block Hours (b)                                         11,732                11,756                   (24)               (0.20)
RPMs (000s) (c)                                        719,779               738,316               (18,537)               (2.51)
ASMs (000s) (d)                                      1,559,070             1,580,397               (21,327)               (1.35)
Passengers Enplaned (f)                                175,380               176,572                (1,192)               (0.68)
Revenue $ (000s)                                       130,578               122,479                 8,099                 6.61
RASM in cents (g)                                         8.38                  7.75                  0.63                 8.13
RASM excluding fuel escalation in cents (l)               8.40                  7.43                  0.97                13.06

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

The overall amount of military flying that the Company performs in any one year is dependent upon several factors, including (i) the percentage of mobilization value points represented by the Company's team as compared to total mobilization value points of all providers of military service; (ii) the percentage of passenger capacity of the Company with respect to its own team; (iii) the amount of fixed-award and expansion flying required by the U.S. military in each contract year; and (iv) the availability of the Company's aircraft to accept and fly expansion awards. The Company earned $175.6 million in military/government charter revenues in the contract year ended September 30, 2002.

The increase in RASM for military/government charter revenues in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was due primarily to rate increases awarded for the current contract year ending September 30, 2002, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services, and partially due to the mix of aircraft hours flown. The Company has renewed its U.S. military contract for the fiscal year beginning October 1, 2002, and has obtained an average rate nearly unchanged as compared to the prior contract year. The Company expects the volume of military flying to be higher than in the contract year ended September 30, 2002, but due to the small rate changes expects military/government charter RASM in the contract year beginning October 1, 2002 to be only slightly higher than the current contract year.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its ATALC and Ambassadair subsidiaries. Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 32,000 individual and family members. ATALC offers numerous ground accommodations to the general public, which are marketed through travel agents, as well as directly by the Company.

In the third quarter of 2002, ground package revenues decreased 35.6% to $5.6 million, as compared to $8.7 million in the third quarter of 2001, and in the nine months ended September 30, 2002, ground package revenues decreased 32.3% to $30.6 million, as compared to $45.2 million in the same period of 2001.

The decline in ground package sales (and related ground package costs) in the first nine months of 2002, as compared to the first nine months of 2001, is partially due to the reduced demand for leisure travel subsequent to the terrorist attacks of September 11, 2001. Also, effective July 1, 2002, the Company outsourced the management and marketing of its ATA Vacations and Travel Charter International brands to MTC. Under that outsourcing agreement, MTC will directly sell ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, the Company anticipates that ground package sales (and related ground package costs) will continue to experience significant year-over-year declines in the remainder of 2002, as these sales will no longer be recorded by the Company for ATA Vacations and Travel Charter International.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with the scheduled, charter and ground package operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 12.3% to $11.9 million in the third quarter of 2002, as compared to $10.6 million in the third quarter of 2001, and decreased 3.8% to $32.7 million in the nine months ended September 30, 2002, as compared to $34.0 million in the same period of 2001. Although certain administrative fee revenues increased between periods, most other revenues declined in association with the ongoing diminished travel demand subsequent to the terrorist attacks of September 11, 2001.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 2002 increased 11.9% to $95.1 million, as compared to $85.0 million in the third quarter of 2001, and in the nine months ended September 30, 2002, increased 6.2% to $264.8 million, as compared to $249.4 million in the same period of 2001.

On July 16, 2002, the Company's cockpit crewmembers, who are represented by the Air Line Pilots Association ("ALPA"), ratified an amended collective bargaining agreement, which became effective July 1, 2002. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four year contract period. Additionally, the amended contract provides for expanded retirement benefits for cockpit crewmembers. Although their existing 401(k) employer match will be capped in future years, a defined contribution plan has been established for cockpit crewmembers effective January 1, 2003. Certain insurance benefits for cockpit crewmembers have also been enhanced as a result of the amended contract. The increase in salaries, wages and benefits in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, is primarily due to the Company recording $9.9 million for a signing bonus as provided by the amended cockpit crewmember contract. Also, impacting the quarter and nine months ended September 30, 2002, were cockpit crewmember contract rate increases effective July 1, 2002, and generally increasing costs for all employees' medical and workers' compensation benefits.

Fuel and Oil. Fuel and oil expense decreased 21.9% to $53.0 million in the third quarter of 2002, as compared to $67.9 million in the same period of 2001, and decreased 26.5% to $151.4 million in the nine months ended September 30, 2002, as compared to $205.9 million in the same period of 2001.

Total jet block hours increased 14.4% and 8.6%, respectively, in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001. Despite this increase, the Company consumed 14.9% and 14.7% fewer gallons of jet fuel for flying operations, respectively, between the quarter and nine-month periods ended September 30, 2002 and 2001, which resulted in a decrease in fuel expense of approximately $10.4 million and $30.9 million, respectively. This decrease was primarily due to the addition of Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet beginning in May 2001. These aircraft replaced certain less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft, which were retired from revenue service.

During the quarter and nine months ended September 30, 2002, the Company's average cost per gallon of jet fuel consumed decreased by 2.6% and 13.2%, respectively, as compared to the same periods of 2001, resulting in a decrease in fuel and oil expense of approximately $3.4 million and $23.9 million, respectively, between those periods.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. No material gains or losses were recorded in any period presented. As of September 30, 2002, the Company had no outstanding fuel hedge agreements.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. As of September 30, 2002 and December 31, 2001, the Company had recorded $75.8 million and $49.2 million, respectively, of prepaid aircraft rent under its operating leases. Aircraft rentals expense for the third quarter of 2002 increased 90.3% to $51.2 million from $26.9 million in the third quarter of 2001, and increased 98.7% to $135.7 million in the nine months ended September 30, 2002, as compared to $68.3 million in the same period of 2001. The increase was mainly attributable to the delivery of 25 leased Boeing 737-800 and 10 leased Boeing 757-300 aircraft between May 2001 and September 2002, which resulted in an increase in rental expense of $26.9 million and $71.5 million, respectively, in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001. This increase was partially offset by a decline in rental expense recognized in the third quarter and nine months ended September 30, 2001, of $5.0 million and $6.2 million, respectively, associated with the accrual of rents under operating leases for certain Boeing 727-200s which were removed from revenue service shortly after the events of September 11, 2001. No such expense was incurred in 2002.

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

Handling, landing and navigation fees increased by 35.6% to $29.3 million in the third quarter of 2002, as compared to $21.6 million in the third quarter of 2001, and increased by 21.6% to $85.5 million in the nine months ended September 30, 2002, as compared to $70.3 million in the same period of 2001. The increase in handling, landing and navigation fees between the third quarters of 2002 and 2001 and the nine months ended September 30, 2002 and 2001, was partly due to an increase in system-wide jet departures, which increased by 18.5% between the third quarters of 2002 and 2001 and which increased 11.6% between the nine months ended September 30, 2002 and 2001. The Company's average cost to handle its aircraft also increased in 2002, as compared to 2001, primarily due to higher costs incurred for airport security as a result of the terrorist attacks on September 11, 2001.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Amortization is primarily the periodic expensing of capitalized airframe and engine overhauls on a units-of-production basis using aircraft flight hours and cycles (landings) as the units of measure. Depreciation and amortization expense decreased 41.3% to $18.9 million in the third quarter of 2002, as compared to $32.2 million in the third quarter of 2001, and decreased 40.5% to $60.3 million in the nine months ended September 30, 2002, as compared to $101.4 million in the same period of 2001.

In 2001, the Company retired three Lockheed L-1011-50 aircraft from revenue service, immediately preceding their next heavy maintenance check. In the first nine months of 2002, the Company retired another five L-1011-50/100 aircraft earlier than planned. During the fourth quarter of 2001, the Company also determined that the remaining ten Lockheed L-1011-50/100 aircraft, rotable parts and inventory were impaired. These assets were subsequently classified as held for use in accordance with FAS 121, requiring them to be recorded on the balance sheet at their estimated fair market value at the time of impairment, which is the new asset basis to be depreciated over their estimated remaining useful lives. Due primarily to the reduced cost basis of the remaining ten aircraft, and the early retirement of eight aircraft, the Company recorded $5.0 million and $14.6 million, respectively, less depreciation and amortization expense for this fleet in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001.

Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Most of the aircraft were retired from revenue service in the fourth quarter of 2001, although some were used for charter service through the first five months of 2002. As a result, these aircraft were determined to be impaired under FAS 121. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheets as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and held for disposal, and will not be recorded in future accounting periods. As a result, the Company did not record any depreciation expense on the Boeing 727-200 fleet in the quarter and nine months ended September 30, 2002, which resulted in a decrease of $7.8 million and $28.7 million, respectively, in depreciation and amortization expense in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001.

Partially offsetting these decreases were increased amortization of capitalized engine and airframe overhauls on the Lockheed L-1011-500 fleet and increases in depreciation and amortization expense associated with other fleet rotable parts, owned engines and the provision for inventory obsolescence, along with fluctuations in expenses related to furniture and fixtures, computer hardware and software, and debt issue costs between periods, none of which was individually significant.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 4.0% to $14.5 million in the third quarter of 2002, as compared to $15.1 million in the third quarter of 2001, and decreased 10.3% to $41.9 million in the nine months ended September 30, 2002, as compared to $46.7 million in the same period of 2001. These decreases were mainly due to the Company's benefiting from lower hotel rates which became available after the September 11, 2001 terrorist attacks. The average hotel cost per full-time-equivalent crewmember decreased 6.4% in the third quarter of 2002 and 15.8% in the first nine months of 2002, as compared to the same periods of 2001. The decreases also reflect a decline in non-crew employee travel in the first nine months of 2002, as compared to the first nine months of 2001, due to the Company's cost-cutting initiatives. These decreases in the third quarter of 2002 were offset by an increase in crew per diem of nearly $1.0 million as compared to the third quarter of 2001. The amended cockpit crewmember contract substantially increased per diem rates paid to cockpit crewmembers. As stipulated in the flight attendants' collective bargaining agreement, the Company must also pay these amended per diem rates to the flight attendant group.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800 and Saab 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 23.1% to $11.3 million in the third quarter of 2002, as compared to $14.7 million in the third quarter of 2001, and decreased 25.3% to $37.4 million in the nine months ended September 30, 2002, as compared to $50.1 million in the same period of 2001.

The decline in maintenance, material and repairs expense in the third quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011-50/100 and Boeing 727-200 aircraft. During 2001 and the first nine months of 2002, the Company placed 20 Boeing 727-200 aircraft into BATA, and retired eight Lockheed L-1011-50/100 aircraft prior to the due dates of heavy maintenance visits. Maintenance, materials and repairs expense associated with these two fleets decreased $4.4 million and $16.6 million, respectively, in the third quarter and nine months ended September 30, 2002, as compared to the same periods of 2001.

This decline in maintenance, materials and repairs was partially offset by an increase in the cost of the hourly engine maintenance agreement for the Company's growing fleet of Saab 340B propeller aircraft operated by Chicago Express.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 7.8% to $11.1 million in the third quarter of 2002, as compared to $10.3 million in the third quarter of 2001, and increased 3.7% to $33.5 million in the nine months ended September 30, 2002, as compared to $32.3 million in the same period of 2001. These increases are primarily the result of a greater portion of the Company's sales being made on credit cards, and slightly higher CRS fees.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and in-flight movie headsets sold, and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarter of 2002 and 2001, catering represented 79.9% and 72.5%, respectively, of total passenger service expense, while catering represented 79.6% and 72.6%, respectively, of total passenger service expense for the nine-month periods ended September 30, 2002 and 2001.

The total cost of passenger service decreased 17.5% to $10.4 million in the third quarter of 2002, as compared to $12.6 million in the third quarter of 2001 and decreased 16.8% to $29.7 million in the nine months ended September 30, 2002, as compared to $35.7 million in the same period of 2001. The Company experienced a decrease of approximately 32.0% and 21.9%, respectively, in the average unit cost of catering each passenger between the quarter and nine months ended September 30, 2002, and comparable periods of 2001, primarily because in the first three quarters of 2002 the Company boarded a higher ratio of scheduled service passengers to charter passengers than in the same periods of 2001. Scheduled service passengers are provided a significantly less expensive catering service than is provided to commercial charter and military passengers. In addition, the Company introduced round-trip catering for flights originating in Chicago-Midway to reduce catering service charges in the quarter and nine months ended September 30, 2002. These differences resulted in a price-and-business-mix decrease of $3.3 million and $5.7 million, respectively, in catering expense between the quarter and nine months ended September 30, 2002, and the comparable periods of 2001. Total jet passengers boarded increased 14.8% and 8.5%, respectively, between the same time periods, resulting in approximately $2.5 million and $3.6 million, respectively, in higher volume-related catering expenses between the same sets of comparative periods. In the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, the Company also incurred approximately $1.9 million and $4.2 million, respectively, less expense for mishandled baggage and passenger inconvenience, due to significantly fewer flight delays and cancellations in 2002.

Advertising. Advertising expense increased 33.3% to $9.6 million in the third quarter of 2002, as compared to $7.2 million in the third quarter of 2001, and increased 45.9% to $30.2 million in the nine months ended September 30, 2002, as compared to $20.7 million in the same period of 2001. The Company incurs advertising costs primarily to support single-seat scheduled service sales. The increase in advertising was primarily attributable to the promotion of the new scheduled service destinations added in the first nine months of 2002 and the promotion of low fares in a market that had less demand for air service. The Company also increased advertising in an effort to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance increased 220.0% to $8.0 million in the third quarter of 2002, as compared to $2.5 million in the third quarter of 2001, and increased 238.6% to $23.7 million in the nine months ended September 30, 2002, as compared to $7.0 million in the same period of 2001.

Liability insurance increased $4.1 million and $12.5 million in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001. Immediately following the September 11, 2001 terrorist attacks, the Company's insurer reduced the maximum amount of insurance coverage they would underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking, or other similar perils (war-risk coverage) and significantly increased their premiums for this reduced coverage. Pursuant to the Air Transportation Safety and System Stabilization Act and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, which is expected to continue through late 2003. It is anticipated that after this date a commercial product for war-risk coverage will become available, but the Company may continue to incur significant additional costs for this coverage.

Hull insurance increased $1.0 million and $3.0 million in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001. The increase is mainly attributable to the increase in the Company's hull value between periods due to the addition of the new Boeing 737-800 and Boeing 757-300 aircraft. The increase is also attributable to an increase in premium rates following the September 11, 2001 terrorist attacks. Expenses related to the Company's general insurance policies increased $0.4 million and $1.2 million in the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, due primarily to an increase in workers' compensation premiums and claims handling fees between periods.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 18.9% to $6.3 million in the third quarter of 2002, as compared to $5.3 million in the third quarter of 2001, and increased 19.0% to $17.5 million in the nine months ended September 30, 2002, as compared to $14.7 million in the same period of 2001. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added in the last three months of 2001 and the first nine months of 2002, and expanded services at existing destinations.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 48.1% to $4.0 million in the third quarter of 2002, as compared to $7.7 million in the third quarter of 2001, and decreased 36.5% to $18.1 million in the nine months ended September 30, 2002, as compared to $28.5 million in the same period of 2001.

The Company experienced a decrease in commissions of $0.6 million and $3.2 million, respectively, in the quarter and nine months ended September 30, 2002, attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue. In addition, scheduled service commissions decreased $3.1 million and $6.9 million, respectively, in the quarter and nine months ended September 30, 2002, primarily due to the elimination of standard travel agency commissions for sales made after March 21, 2002. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 40.6% to $3.8 million in the third quarter of 2002, as compared to $6.4 million in the third quarter of 2001, and decreased 35.1% to $23.8 million in the nine months ended September 30, 2002, as compared to $36.7 million in the same period of 2001. Ground package costs between years decreased in approximate proportion to the decrease in ground package revenues. See the "Ground Package Revenues" section above for an explanation of the decline in ground package sales and related costs.

Special Charges. Special charges represent direct expenses which, due to the events of September 11, 2001, were considered unusual in nature under the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Special charges for both the three and nine months ended September 30, 2001 were $9.4 million, while no expenses were classified as special charges in 2002. The 2001 special charges were comprised primarily of costs associated with the early retirement of the Company's Boeing 727 fleet, a decision made immediately after September 11, 2001, costs associated with the Company's proposed transaction in which ATA Holdings Corp. would have been taken private, which was substantially complete by September 11, 2001, when the Company lost financing as a result of the September 11, 2001 attacks, and expenses directly associated with the FAA's temporary mandated suspension of commercial flights on September 11, 2001 and for several days thereafter.

Aircraft Impairments and Retirements. Aircraft impairment and retirement costs decreased 8.8% to $34.3 million in the third quarter of 2002, as compared to $37.6 million in the third quarter of 2001, and increased 23.7% to $51.6 million in the nine months ended September 30, 2002, as compared to $41.7 million in the same period of 2001.

Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Most of the aircraft were retired from revenue service in the fourth quarter of 2001, although some were used for charter service through the first five months of 2002. In accordance with FAS 121, the Company determined in 2001 that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s were less than the net book value of these aircraft and the related rotable parts and inventory. Therefore, an impairment charge was recorded in 2001. In accordance with FAS 121, the Company continues to re-evaluate current fair market values of previously impaired assets. In the three and nine months ended September 30, 2002, the Company recorded asset impairment charges of $18.8 million and $33.6 million, respectively, and $35.2 million for the same periods of 2001, related to its remaining net book value of Boeing 727-200 aircraft, including those recorded as an investment in BATA.

Significant assumptions were required concerning the estimated fair market value of the fleet, since FAS 121 specifies that impaired assets be written down to their estimated fair market value by recording an impairment charge to earnings. As FAS 121 requires the Company to continuously evaluate fair market values of previously impaired assets, it is possible that future estimates of fair market value may result in additional material charges to earnings, if those estimates indicate a material reduction in fair market value as compared to the estimates made on September 30, 2002.

In the third quarter of 2002, the Company retired two Lockheed L-1011-50/100 aircraft, resulting in a charge of $6.6 million. In the third quarter of 2002, the Company also decided to retire one Lockheed L-1011-500 aircraft in the fourth quarter of 2002. The Company will write off the remaining value of that aircraft ratably over its remaining estimated life. In the third quarter of 2002, the Company recorded a charge of $8.9 million related to the retirement of this aircraft, which is reported as part of Aircraft impairments and retirements.

U.S Government Grant. As a result of the terrorist attacks of September 11, 2001 President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Act"). The Act, among other things, provided $5.0 billion in compensation for the direct losses incurred by all U.S. airlines and air cargo carriers as a result of the closure by the FAA of U.S. airspace following the September 11, 2001 terrorist attacks and for incremental losses incurred by air carriers through December 31, 2001. Each qualified air carrier is entitled to receive the lesser of: (1) its actual direct and incremental losses incurred between September 11, 2001 and December 31, 2001 or (2) its proportion of the $5.0 billion of total compensation available to all qualified air carriers under the Act allocated based on August 2001 available seat miles or ton miles.

The Company believed it was eligible to receive up to approximately $74.0 million in connection with the Act, based on the Company's allocation calculated from August 2001 available seat miles. In 2001, the Company calculated its direct and incremental losses to be $66.3 million, and recorded that amount as U.S. Government grant compensation. The $66.3 million was comprised of lost profit contribution and certain special charges deemed directly attributable to the terrorist attacks, partially offset by expense reductions as a direct result of lower costs incurred by the Company after the attacks. The Company received $44.5 million in cash compensation under the Act in 2001, and recorded a receivable for the remaining amount of $21.8 million.

The DOT issued revised guidelines for compensation in April 2002, and the Company completed and submitted its third and final application, in the second quarter of 2002. The Company continues to review its application with the DOT. Based on these discussions with the DOT, the Company has determined that a portion of the receivable recorded in 2001 may not be collected when the DOT provides its final ruling of what qualifies as reimbursable. The Company recorded a valuation allowance of $15.2 million against the receivable in the second quarter of 2002 and made no adjustment to that allowance in the third quarter of 2002. The Company currently expects to receive a final decision on its pending application with the DOT during the fourth quarter of 2002.

Other Operating Expenses. Other operating expenses decreased 5.2% to $16.3 million in the third quarter of 2002, as compared to $17.2 million in the third quarter of 2001, and increased 4.2% to $55.2 million in the nine months ended September 30, 2002, as compared to $53.0 million in the same period of 2001. No line item changes were individually significant between these periods.

Interest Income and Expense. Interest expense in the quarter and nine months ended September 30, 2002 increased to $7.7 million and $26.0 million, respectively, as compared to $7.0 million and $21.3 million, respectively, in the same periods of 2001. The Company incurred $2.3 million in the nine months ended September 30, 2002, in interest expense relating to certain Boeing 757-300 and Boeing 737-800 aircraft which were temporarily financed with bridge debt. No such financing was in place in the first nine months of 2001. These aircraft were refinanced with operating leases by the end of the third quarter of 2002. The Company also capitalized interest of $2.2 million less, between the nine months ended September 30, 2002 and 2001, associated with its funding of the aircraft pre-delivery deposit requirements.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $0.6 million and $2.1 million, respectively, in interest income in the quarter and nine months ended September 30, 2002, as compared to $1.2 million and $4.2 million, respectively, in the same periods of 2001. The decrease in interest income between periods is primarily due to a decline in the average interest rate earned.

Income Tax Expense. In the quarter and nine months ended September 30, 2002 the Company recorded an income tax credit of $6.7 million and $19.6 million, respectively, applicable to $67.4 million and $133.7 million, respectively, in pre-tax loss for those periods, while in the quarter and nine months ended September 30, 2001 the Company recorded income tax expense of $16,000 and $0.9 million, respectively, applicable to $0.4 million and $3.4 million, respectively, in pre-tax income for those periods. The effective tax rates applicable to the quarter and nine months ended September 30, 2002 were 14.6% and 10.0%, respectively, as compared to 4.0% and 26.4%, respectively, in the same periods of 2001.

The Company expects to incur a loss for the full year of 2002. When combined with annual losses reported in 2000 and 2001, this three-year cumulative loss creates a presumption under accounting principles generally accepted in the United States that net deferred tax assets should be fully reserved, if their recovery cannot be reasonably assured through carry-backs or other tax strategies. As of September 30, 2002 the Company projects that it will have a net deferred tax asset of $57.7 million as of the end of 2002, and that it can be reasonably assured of recovering $18.4 million of that deferred tax asset in cash refunds in 2003, using a five-year carry-back of expected 2002 alternative minimum tax net operating losses to the years 1997 through 2001. Therefore, the Company has determined that a full valuation allowance against the remaining net deferred tax asset of $39.3 million is required, by adjusting the Company's effective tax rate for 2002 prospectively from the third quarter. This allowance adjustment, included in income tax expense, resulted in an effective tax rate of 14.6% for tax credits applicable to losses incurred through the third quarter of 2002.

Liquidity and Capital Resources

Cash Flows. In the nine months ended September 30, 2002 and 2001, net cash used in operating activities was $4.9 million, as compared to net cash provided by operating activities of $142.0 million for the same period of 2001. The change in cash provided by or used in operating activities between periods was primarily due to a decrease in earnings, and lower depreciation and amortization expense due to the retirement and impairment of certain Boeing 727-200 and Lockheed L-1011-50/100 aircraft in the second half of 2001 and the first nine months of 2002. These decreases were partially offset by changes in operating assets and liabilities, most significantly in accounts receivable, which resulted primarily from a decrease in the U. S. Government grant receivable.

Net cash provided by investing activities was $15.7 million in the first nine months of 2002, while net cash used in operating activities was $308.1 million in the nine-month period ended September 30, 2001. Such amounts included capital expenditures totaling $57.6 million in the first nine months of 2002, as compared to $251.0 million in the same period of 2001. In the first nine months of 2001, the Company's capital expenditures consisted of approximately $137.0 million for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft and engines and the purchase of certain Boeing 727-200 aircraft off of operating leases, which did not occur in the same periods of 2002. Also, in the first nine months of 2002, the Company incurred $39.7 million for engine and airframe overhauls, airframe improvements and the purchase of rotable parts, as compared to $92.8 million in the same period of 2001. This decline is primarily due to fewer engine overhauls in the first nine months of 2002 as compared to the same period of 2001 on the Lockheed L1011-500 and the Boeing 727-200 fleets, and to declining capitalized interest as more aircraft deliveries were completed. Also contributing to the difference in net cash provided by (used in) investing activities is the progress in new aircraft deliveries. In the first nine months of 2002 as new aircraft were delivered, the Company was refunded through operating leases $77.4 million of aircraft pre-delivery deposits, net of new deposits made for future deliveries. In contrast, the Company paid $61.7 million of pre-delivery deposit payments in the first nine months of 2001.

Net cash used in financing activities was $82.2 million in the nine months ended September 30, 2002, while net cash provided by financing activities was $197.0 million in the nine months ended September 30, 2001. In the first nine months of 2002, the Company borrowed and repaid $192.5 million in temporary financing related to the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft, which were subsequently financed through operating leases, while in the first nine months of 2001, the Company borrowed $102.2 million to temporarily finance certain new aircraft. In the first nine months of 2002, the Company repaid $52.6 million in short term debt which had financed pre-delivery deposits on certain aircraft delivered during that period, while in the same period of 2001, the Company financed $43.9 million in pre-delivery deposits. In addition, in the nine months ended September 30, 2002, the Company made net payments of $25.0 million on its revolving credit facility, while in the same period of 2001, the Company borrowed $49.0 million under its bank credit facility.

The Company presently expects that cash generated by operations, together with available borrowings under collateralized credit facilities, the return of pre-delivery deposits held by the manufacturers on future aircraft and engine deliveries, the receipt of additional U.S. Government grant compensation and the receipt of funds from the pending U.S. Government-guaranteed secured term loan, will be sufficient to fund operations during the next 12 months. If the Company does not obtain the U.S. Government-guaranteed loan, or the existing credit facility is not extended past its current expiration date of January 2, 2003, the Company will pursue other sources to fund operations during the next 12 months.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under accounting principles generally accepted in the United States, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations as of September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                         Cash Payments Currently Scheduled

                                               Total               4Qtr           2003           2005            After
                                           As of 9/30/02           2002          -2004          -2006            2006
                                                                           (in thousands)

Current and long-term debt                   $   415,495         $ 58,476       $ 203,113      $ 135,640      $    18,266

Lease obligations                              3,381,484           45,391         523,487        481,677        2,330,929
                                               ---------           ------         -------        -------        ---------

Total contractual cash obligations           $ 3,796,979         $103,867       $ 726,600      $ 617,317      $ 2,349,195
                                             ===========         =========      =========      =========      ===========


In addition, the Company is committed to taking future delivery of 16 new Boeing 757-300 and Boeing 737-800 aircraft, as well as four spare engines. The estimated amounts of future cash payments relating to financing of these aircraft and engines are not included in the table. The Company intends to finance these aircraft and engines with operating leases.

Aircraft and Fleet Transactions. In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of September 30, 2002, the Company had taken delivery of eight Boeing 737-800s and 10 Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between October 2002 and August 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and primarily short-term deposit finance facilities. As of September 30, 2002, the Company had $93.3 million in pre-delivery deposits outstanding for these aircraft, of which $65.6 million was provided by deposit finance facilities with various lenders. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The Company has operating lease agreements in place to lease 14 new Boeing 737-800s from ILFC. As of September 30, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are currently scheduled for delivery in June 2003 and May 2004.

The Company has an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GE Capital Aviation Services ("GECAS"). The Company took delivery of the fifth Boeing 737-800 aircraft being leased from GECAS in the third quarter of 2002.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility which provides for maximum borrowings of $400.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. During the first four months of 2002, the Company borrowed $192.5 million, under this bridge facility, for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006. The Company has acquired two spare Rolls Royce engines, one of which was delivered in 2001, and the other in June 2002.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six Saab 340B aircraft, with options to lease up to 10 additional aircraft. As of September 30, 2002, the Company had taken delivery of all six Saab 340B aircraft under this agreement.

In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. The Company transferred 12 Boeing 727-200 aircraft to BATA in 2001, and transferred eight of the remaining 12 Boeing 727-200 aircraft to BATA in June 2002.

Significant Financings. As of December 31, 2001, the Company's revolving bank credit facility provided for maximum borrowings of $100.0 million, including up to $50.0 million for stand-by letters of credit. In March 2002, the Company amended the credit facility to reduce the maximum borrowings to $75.0 million, declining to $60.0 million as of September 30, 2002, and to modify certain financial covenants. The amended facility matures January 2, 2003, and borrowings under the facility bear interest, at the option of ATA, at either LIBOR plus a margin or the agent bank's prime rate. This facility is currently collateralized by six Lockheed L-1011-50 and L-1011-100 aircraft and engines, three Lockheed L-1011-500 aircraft and engines, two Saab 340B aircraft, Boeing 727-200 spare engines, certain rotable parts and eligible receivables. The facility agreement provides that in the event of a material adverse occurrence, the lenders can elect not to fund any additional borrowings, and can require repayment of any outstanding balance immediately. No such determination was made relative to the terrorist attacks on September 11, 2001. As of September 30, 2002, the Company had borrowings of $10.0 million against the facility, and had outstanding letters of credit of $48.4 million secured by the facility. As of September 30, 2002, the bank has assigned a collateral borrowing base of $65.4 million to the various aircraft and parts securing the bank credit facility, which is less than their book value.

The Company is seeking a $168.0 million secured term loan that would replace the existing credit facility. The Company filed an application with the Air Transportation Stabilization Board, ("ATSB") for a $148.5 million Federal guarantee of that loan, and on September 26, 2002, received conditional approval of the loan guarantee. The approval is subject to several conditions, including increased fees and warrants, resolution of certain issues regarding dividend restrictions, change of control terms of existing indebtedness, the results of on-going due diligence by the ATSB and the absence of any material adverse change in the condition, business, property, operations, prospects, assets or liabilities of the Company. The Company believes the conditions can be met, and expects the guaranteed loan to close in the fourth quarter of 2002.

The proceeds of the loan will be used to repay any borrowings on the existing bank credit facility and to support approximately $50.0 million in letters of credit required by certain of the Company's creditors. The remaining proceeds will be used for general corporate purposes. The loan will be secured with collateral similar to that securing the current credit facility, plus some additional equipment and receivables. The loan interest rate is expected to be variable, based on LIBOR, and the loan is expected to have a term of six years. In addition to interest on the loan, the Company expects to be required to pay to the Federal Government certain guarantee fees, based on the outstanding loan balance. Interest and guarantee fees will be payable quarterly in advance, beginning at closing, and principal repayments will begin 18 months after funding of the loan. As part of the guaranteed loan transaction, the Company also expects to issue stock warrants to the Federal Government. The Company expects the loan to be subject to certain restrictive covenants.

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

In December 2000, the Company entered into three finance facilities with Banca Commerciale Italiana, GE Capital Aviation Services, Inc., and Rolls-Royce plc., to fund pre-delivery deposits on new Boeing 757-300 and Boeing 737-800 aircraft. These facilities provide for up to $173.2 million in pre-delivery deposit funding, and as of September 30, 2002, the Company had borrowed $65.6 million against these three facilities. All of this debt has been classified as short-term in the accompanying balance sheets because it will be repaid through the return of related pre-delivery deposits through lease financing of aircraft scheduled for delivery within the next 12 months. Interest on these facilities is payable monthly.

Card Agreement. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service and vacation package sales are purchased using these cards.

More than half of these card sales are made using MasterCard or Visa cards. The Company maintains an agreement with a bank for the processing and collection of charges to these cards. Under this agreement, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days of the date of purchase, although the Company may provide the purchased services days, weeks or months later. In 2001, the Company processed approximately $535.0 million in MasterCard and Visa charges under its merchant processing agreement.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. It subsequently agreed to accept a letter of credit as partial security for this potential liability. As of December 31, 2001, the bank had withheld $3.1 million in cash with an additional $20.0 million secured by a letter of credit provided on behalf of the Company by the Company's senior lenders under its revolving bank facility. As of September 30, 2002, the bank had withheld $11.8 million in cash, and $20.0 million was secured by the letter of credit. The deposits and letter of credit as of September 30, 2002 and December 31, 2001 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. The bank has agreed to a 60% deposit, with that percentage being subject to increase up to 100% at any time at the sole discretion of the bank. A deposit of 100% of this obligation would have resulted in the additional retention of $15.4 million by the bank at December 31, 2001, and $21.2 million at September 30, 2002. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

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

Prior to the terrorist attacks of September 11, 2001 the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of September 30, 2002, the letter of credit requirement decreased to $15.2 million. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o        economic conditions;
o        labor costs;
o        aviation fuel costs;
o        competitive pressures on pricing;
o        weather conditions;
o        governmental legislation and regulation;
o        consumer perceptions of the Company's products;
o demand for air transportation overall, considering the impact of September 11, 2001, and specifically in markets in which the Company operates;
o        higher costs associated with new security directives;
o higher costs for insurance and the continued availability of such insurance;
o the Company's ability to raise additional financing, and to refinance existing borrowings upon maturity;
o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the SEC.

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

During the first nine months of 2002, the Company entered into additional heating oil swap agreements to further minimize the risk of jet fuel price fluctuations, all of which have expired. As of September 30, 2002, the Company had no outstanding fuel hedge agreements.

PART I - Financial Information
Item IV - Controls and Procedures

Within the 90 days prior to the filing of this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial
Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) are effective, in all material respects, in ensuring that the information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

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

     (b) Report filed on August 7, 2002, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on August 12, 2002, furnishing items under Item 9. Regulation FD Disclosure.

          Report filed on August 12, 2002, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

          Report filed on August 14, 2002, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

          Report filed on August 21, 2002, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

          Report filed on September 16, 2002, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

          Report filed on September 30, 2002, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dul4y caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ATA Holdings Corp.
                                             (Registrant)




Date November 12, 2002          by /s/ Kenneth K. Wolff
     ---------------------      ------------------------------
                                Kenneth K. Wolff
                                 Executive Vice President and Chief Financial
                                     Officer
                                 On behalf of the Registrant

                                  Certification
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. George Mikelsons, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ATA Holdings
     Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 12, 2002                  /s/ J. George Mikelsons
                                            -----------------------
                                            J. George Mikelsons
                                            Chairman and Chief Executive Officer

                                  Certification
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth K. Wolff, certify that:

     1. I have  reviewed  this  quarterly  report on Form  10-Q of ATA  Holdings
     Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 12, 2002                         /s/ Kenneth K. Wolff
                                                   ---------------------
                                                   Kenneth K. Wolff
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                Index to Exhibits

                Exhibit No.

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002