Form 10-K
period 2002-12-31
ATA HOLDINGS CORP
filed 2003-03-31
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____ .

                        Commission file number 000-21642

                               ATA Holdings Corp.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on June 30, 2002) was approximately $23.4 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,764,753 shares outstanding as of February 28, 2003.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the ATA Holdings Corp. Proxy Statement to be filed within 120 days after the close of the last fiscal year are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 2002
                       ATA HOLDINGS CORP. AND SUBSIDIARIES

                                                                          Page #
PART I
   Item 1.     Business........................................................3
   Item 2.     Properties......................................................9
   Item 3.     Legal Proceedings..............................................10
   Item 4.     Submission of Matters to a Vote of Security Holders............11

PART II
   Item 5.     Market for the Registrant's Common Stock and Related Security
               Holder Matters.................................................12
   Item 6.     Selected Consolidated Financial Data..   ......................13
   Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................14
   Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.....45
   Item 8.     Financial Statements and Supplementary Data....................47
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................76
PART III
   Item 10.    Directors and Officers of the Registrant.......................77
   Item 11.    Executive Compensation.........................................77
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.77
   Item 13.    Certain Relationships and Related Transactions.................77
   Item 14.    Controls and Procedures........................................77
PART IV
   Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.78
   Item 15d.   Valuation and Qualifying Accounts..............................80

PART I

Item 1.   Business

Company Overview

ATA Holdings Corp., formerly Amtran, Inc. (the "Company") owns ATA Airlines, Inc., formerly American Trans Air, Inc. ("ATA"), the tenth largest passenger airline in the United States, based upon 2002 capacity and traffic. The Company is a leading provider of low-cost scheduled airline services, the largest commercial charter airline in the United States based upon revenues for the twelve months ended June 30, 2002, and is one of the largest providers of passenger airline services to the U.S. military, based upon 2002 revenue. The Company was incorporated in Indiana in 1984.

The following table summarizes the Company's revenue sources for the periods indicated:

                                                                      Year Ended December 31,

                                            2002           2001           2000           1999           1998
                                      ----------------------------------------------------------------------
                                                                       (Dollars in millions)
Scheduled Service                     $     886.6   $     820.7    $     753.3    $     624.6     $    511.3
                                      -----------   -----------    -----------    -----------     ----------



Commercial Charter                          131.3         192.2          246.7          263.8          222.6

Military Charter                            177.9         167.5          188.6          126.2          121.9
                                      -----------   -----------    -----------    -----------     ----------
     Total Charter Service                  309.2         359.7          435.3          390.0          344.5
                                      -----------   -----------    -----------    -----------     ----------
Other                                        81.6          95.1          103.0          107.8           63.6
                                      -----------   -----------    -----------    -----------     ----------
      Total                           $   1,277.4   $   1,275.5    $   1,291.6    $   1,122.4     $    919.4
                                      ===========   ===========    ===========    ===========     ==========

Percentage of Consolidated Revenues:
     Scheduled Service                      69.4%          64.3%          58.3%          55.7%          55.6%
     Commercial Charter                     10.3%          15.1%          19.1%          23.5%          24.2%
     Military Charter                       13.9%          13.1%          14.6%          11.2%          13.3%


Scheduled  Service
The Company provides scheduled airline services on selected routes where it believes that it can be a leading carrier in those markets, focusing primarily on low-cost, nonstop or direct flights. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation and business destinations such as Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark and Charlotte. The Company also provides transpacific service between the Western United States and Hawaii.

The Company owns all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"), which currently operates a fleet of 17 SAAB 340B 34-seat propeller aircraft and provides commuter passenger scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, Toledo, South Bend, and Springfield.

Included in the Company's jet scheduled service are bulk-seat sales agreements with tour operators. Under these arrangements, a tour operator purchases a large portion of the seats on an aircraft and assumes responsibility for distribution of those seats. The Company sells the remaining seats through its own scheduled service distribution network. Under bulk-seat sales arrangements, the Company is obligated to provide transportation to the tour operators' customers even in the event of non-payment to the Company by tour operators. To reduce its credit exposure under these arrangements, the Company requires a letter of credit or prepayment of a portion of the contract price.

Commercial  Charter Service
The Company provides commercial passenger charter airline services, primarily through U.S. tour operators. The most significant portion of commercial charter revenue is derived from contracts with tour operators for repetitive, leisure-oriented round-trip patterns, operating over varying periods of time. Under such contracts, the tour operator pays a fixed price for use of the aircraft and assumes responsibility and risk for the actual sale of the available aircraft seats. Under most of its contracts with tour operators, the Company passes through increases in fuel costs from a contracted price. The Company is required to absorb increases in fuel costs that occur within 14 days of flight time.

In 2002, commercial charter revenue declined significantly, primarily due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that were historically used in commercial charter flying. The Company's replacement fleets of new Boeing 737-800 and 757-300 aircraft are economically disadvantaged when used in the lower-utilization charter business, due to their higher fixed ownership cost. Consequently, the Company expects future commercial charter revenue to continue to represent a declining percentage of total revenue.

Military/Government Charter Service
The Company has provided passenger airline services to the U.S. military since 1983 and is currently one of the largest commercial airline providers of these services. The Company believes that because these operations are generally less seasonal than scheduled service, and because the military contract provides full reimbursement for actual fuel expenses, they have a stabilizing impact on the Company's operating margins. The U.S. Government awards one year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. Each contract year extends from October 1 through September 30. The Company primarily uses its fleet of four Lockheed L-1011-500 aircraft and certain Lockheed L-1011-50 and 100 aircraft to support this military business, since these aircraft have a range and seating configuration preferred by the military.

The Company is subject to biennial inspections by the U.S. Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was successfully completed in November 2001.

Industry Overview

The terrorist attacks of September 11, 2001 and generally weak economic conditions have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in 2001 and 2002. During 2002, two major air carriers, US Airways Group and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers are seeking to recover, at least partially, by reducing their seat capacity. As this is accomplished by eliminating aircraft from operating fleets, the fair value of aircraft may be adversely affected. The Company has recorded substantial charges to earnings resulting from fleet retirements and impairments over the past two years. However, during this period the Company has substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft. The industry and the Company have also been adversely impacted by substantially higher insurance costs, and higher passenger security costs.

The Company has benefited from some of the U.S. Government's initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly-established Air Transportation Stabilization Board ("ATSB"). The Company received $50.1 million is U.S. Government grant compensation. The Company also obtained a $168.0 million secured term loan, of which $148.5 million is guaranteed by the ATSB.

While it is expected that adverse industry conditions are likely to continue throughout 2003, the Company's management believes it has a viable plan to ensure sufficient cash to fund operations during the next 12 months. In addition to the assistance the Company has already received in the form of U.S. Government grant compensation and the secured term loan, the plan calls for focusing marketing efforts on those routes where the Company believes it can be a leading provider and implementing a number of cost-saving initiatives the Company believes will enhance its low-cost advantage. Although the Company believes the assumptions underlying its 2003 financial projections are reasonable, there are significant risks which could cause the Company's 2003 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain outcome of the two major airline bankruptcies filed in 2002, the possibility of other airline bankruptcy filings, and the uncertain outcome and geopolitical impact of the conflict in the Middle East.

Company Strategy

The Company intends to combat the adverse industry conditions by enhancing its position as a leading provider of passenger airline services in selected markets where it can capitalize on its competitive strengths. The key components of this strategy are:

Participate in Markets Where It Can Be a Leader
The Company generally focuses on markets where it can be a leading provider of airline services. In scheduled service, the Company concentrates on routes where it can be the number one or number two carrier. The Company achieves this result principally through nonstop schedules, value-oriented pricing, focused marketing efforts and certain airport and aircraft advantages. The Company is a leading provider of commercial and military charter services in large part because of its variety of aircraft types, superior operational performance and its worldwide service capability. The Company intends to expand its operations selectively in areas where it believes it can achieve attractive financial returns.

Maintain Low-Cost Position and Maximize Aircraft Utilization For 2002, 2001 and 2000, the Company's consolidated operating cost per available seat mile ("CASM") of 8.17(cent), 8.45(cent) and 7.86(cent), respectively, was one of the lowest among large U.S. passenger airlines. The Company believes that its lower costs provide a significant competitive advantage. Supplementing the Company's cost control initiatives is the enhancement of aircraft utilization, or the average number of hours flown per aircraft per day. This strategy has become increasingly important with the delivery of many new aircraft in the last several years.

Competition

The Company's products and services encounter varying degrees of competition in the markets it serves.

Competition for Scheduled  Services
In scheduled service, the Company competes both against the large U.S. scheduled service airlines and against smaller regional or start-up airlines. Competition is generally on the basis of price, schedule and frequency, quality of service and convenience.

The Company believes that it has significant competitive advantages in each of its primary markets.

o Chicago-Midway, the Company's largest and fastest growing gateway, represented approximately 71.2% of the Company's total scheduled service capacity in 2002. The Company is the number one carrier in terms of market share, based upon second quarter 2002 origin and destination revenue passengers, on 19 of the 21 nonstop jet routes it serves from Chicago-Midway. The Company believes its service at this gateway would be difficult to replicate because of limited airport capacity. This competitive position is enhanced by the customer convenience of Chicago-Midway's proximity to downtown Chicago. The Company also enjoys a strong competitive position relative to the entire Chicago metropolitan area.

o Hawaii represented approximately 13.7% of the Company's total scheduled service capacity in 2002. A majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and most fuel-price risk. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market.

o Indianapolis represented approximately 10.5% of the Company's total scheduled service capacity in 2002. The Company believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share, based upon second quarter 2002 origin and destination revenue passengers, in seven of its nine jet routes from Indianapolis. In Indianapolis, the Company operates Ambassadair Travel Club, Inc. ("Ambassadair"), the nation's largest travel club, with approximately 32,000 individual or family memberships, providing the Company with another local marketing advantage.


Competition for Commercial  Charter  Services
In the commercial charter market, the Company competes both against the major U.S. scheduled airlines and against small U.S. charter airlines. The scheduled carriers compete with the Company's commercial charter operations by wholesaling discounted seats on scheduled flights to tour operators, promoting packaged tours to travel agents for sale to retail customers and selling discounted, airfare-only products to the public.

Competition for Military/Government Charter Services
The Company competes for military and other government charters primarily with smaller U.S. airlines. The allocation of U.S. military air transportation contracts is based upon the number and type of aircraft a carrier makes available for use to the military, among other factors.

Flight Operations and Aircraft Maintenance

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

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This facility is an FAA-certificated repair station and has the capability to perform routine and non-routine maintenance on the Company's aircraft. The Company also has a maintenance facility at the Chicago-Midway Airport, which is used to provide line maintenance for the Boeing 757-200, Boeing 757-300 and Boeing 737-800 fleets. The Company has approximately 1,150 employees supporting its aircraft maintenance operations, and currently maintains 19 permanent maintenance facilities, including its Indianapolis and Chicago facilities.

Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees which applied to approximately 29.4%, 32.0%, and 33.5% respectively, of consolidated revenues in 2002, 2001 and 2000. The Company occasionally enters into fuel-hedging contracts to reduce volatility of fuel prices for a portion of its scheduled service fuel needs. As of December 31, 2002, the Company had no outstanding fuel hedge contracts.

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

Immediately following the September 11, 2001 terrorist attacks, the Company's aviation insurers, and other air carriers' aviation insurers, reduced the maximum amount of liability insurance coverage for losses related to persons other than passengers and employees, resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage) and significantly increased their premiums for this reduced coverage. Pursuant to the Air Transportation Safety and System Stabilization Act ("Act") and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, which is expected to continue through 2003. It is anticipated that after this date, a commercial product for war-risk coverage will become available, but the Company expects that it may incur significant additional costs for this coverage.

Employees

As of December 31, 2002, the Company had approximately 7,200 full and part-time employees, approximately 2,600 of whom were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA"). The current collective bargaining agreement with the AFA will become subject to amendment, but will not expire, in

October 2004. The Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with ALPA will become subject to amendment, but will not expire, in June 2006. The Company's flight dispatchers are represented by the Transport Workers Union ("TWU"). The current collective agreement with the TWU will become subject to amendment, but will not expire, in August 2004. The Company's ramp service agents elected to be represented by the International Association of Machinists ("IAM") in February 2001. The Company began negotiations with the IAM in May 2001, but no collective bargaining agreement has been finalized. In February 2002, the Company's aircraft mechanics elected to be represented by the Aircraft Mechanics Fraternal Association ("AMFA"). The Company began negotiations with the AMFA in October 2002, but no collective bargaining agreement has been finalized.

While the Company believes that relations with its employees are good, any prolonged dispute with employees, whether or not represented by a union, could have an adverse impact on the Company's operations.

Regulation

The Company is subject to a wide range of governmental regulation, including that of the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA").

The DOT principally regulates economic matters affecting air service, including air carrier certification and fitness; insurance; leasing arrangements; allocation of route rights and authorization of proposed scheduled and charter operations; allocation of landing slots and departing slots; consumer protection; and competitive practices. The FAA primarily regulates flight operations, especially matters affecting air safety, including airworthiness requirements for each type of aircraft and crew certification. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to fly to specific airports using specified equipment.

In 2001, the Aviation and Transportation Security Act ("Aviation Security Act") was signed into law, creating the Transportation Security Administration ("TSA") within the DOT and requiring substantially all aspects of civil aviation passenger security and screening to be placed under federal control in 2002. The cost of the provisions set forth in the Aviation Security Act are partially funded by a security fee of $2.50 per passenger enplanement, limited to $5 per one-way trip and $10 per round trip. Air carriers, including the Company, began collecting the new fee on ticket sales beginning in February 2002. The Aviation Security Act is also funded by a separate security infrastructure fee assessed to each air carrier beginning in the second quarter of 2002. The amount of the air carrier assessment is payable monthly and is equal to the amount each air carrier spent on aviation security in 2000.

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through ATA Cargo, Inc. ("ATA Cargo".) Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. Also, while the Company's aircraft are in foreign countries,they must comply with the requirements of similar authorities in those countries. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted a Passenger Facility Charge of up to $4.50 collected from each passenger departing from the airport and remitted by the Company to the applicable airport authority.

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

Environmental Matters

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions by certain specified deadlines. In general, the Company is prohibited from operating any Stage 2 aircraft after December 31, 1999. As of December 31, 2002, the Company's entire fleet met Stage 3 requirements.

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

Item 2.    Properties

Aircraft Fleet

At December 31, 2002, ATA and Chicago Express were certified to operate a fleet of 83 aircraft. The following table summarizes the ownership characteristics of each aircraft type as of the end of 2002.


                                  Owned (Encumbered-     Operating-Lease    Operating-Lease
                                   Pledged on Debt)      (Fixed Buy-out)      (No Buy-out)            Total

Lockheed L-1011-50 and 100                  5                     -                   1                 6

Lockheed L-1011-500                         4                     -                   -                 4

Boeing 737-800                              -                    18                  12                30

Boeing 757-200                              -                    14                   2                16

Boeing 757-300                              -                    10                   -                10

SAAB 340B                                   2                    15                   -                17
                                           --------------------------------------------------------------

             TOTAL                         11                    57                  15                83
                                           ==============================================================

Lockheed L-1011 Aircraft
The Company's Lockheed L-1011 aircraft are wide-body aircraft, and have a low ownership cost relative to other wide-body aircraft types. Of the six Lockheed L-1011-50 and 100 aircraft, three have a range of 2,971 nautical miles and three have a range of 3,425 nautical miles. The four Lockheed L-1011-500 aircraft have a range of 5,577 nautical miles. The combined fleet has an average age of approximately 25 years.

Boeing 737-800 Aircraft
The Company's 30 Boeing 737-800 aircraft are narrow-body aircraft and have a range of 2,500 nautical miles. These aircraft have higher ownership costs than the Company's Lockheed L-1011 fleet, but lower operational costs resulting from reduced fuel consumption, lower maintenance and cockpit crew costs, and improved operating reliability. The fleet has an average age of approximately 1 year, and the leases on these aircraft have initial terms that expire between June 2016 and December 2022.

Boeing 757-200 Aircraft
The Company's 16 Boeing 757-200 aircraft are narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft also have higher ownership costs than the Company's Lockheed L-1011 aircraft, but lower operational costs. In addition, the Company's Boeing 757-200s have the capacity to operate on extended flights over water. The fleet has an average age of approximately 5 years, and the leases on these aircraft have initial terms that expire between January 2003 and May 2022.

Boeing 757-300 Aircraft
The Company's 10 Boeing 757-300 aircraft are narrow-body aircraft and have a range of 2,700 nautical miles. These aircraft also have higher ownership costs than the Company's Lockheed L-1011 aircraft, but lower operational costs. The fleet has an average age of approximately 1 year, and the leases on these aircraft have initial terms that expire on various dates between August 2021 and September 2022.

SAAB 340B Aircraft
The Company's 17 SAAB 340B aircraft are commuter aircraft with twin turboprop engines. These 34-seat aircraft have an average age of approximately 11.5 years and the leases on 15 of these aircraft have initial lease terms that expire between September 2009 and March 2012.

Ground Properties

The Company leases three adjacent office buildings in Indianapolis consisting of approximately 136,000 square feet. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices and for the Indianapolis reservations center.

The Company's Maintenance and Operations Center is also located at Indianapolis International Airport. This 150,000-square-foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. In addition, the Company utilizes a 120,000 square-foot office building immediately adjacent to the Company's Indianapolis Maintenance and Engineering Center which is occupied by its Maintenance and Engineering office staff along with the Company's flight operations center.

The Company leases Hangar No. 2 at Chicago's Midway Airport for an initial lease term of ten years, subject to two five-year renewal options. This property is used to perform line maintenance on the Company's narrow-body fleets. The Company also leases an 18,700-square-foot reservation facility located near Chicago's O'Hare Airport.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The  Company's  common stock is quoted on the Nasdaq  National  Market under the
symbol   "ATAH."  The  Company   had  280  and  262   registered   shareholders,
respectively,  at December 31, 2002 and 2001.

                                                   Market Prices of Common Stock
                                                    Year Ended December 31, 2002
                                                            (Amounts in dollars)

                   First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                   -------------       --------------        -------------       --------------


High                   16.30               14.95                 7.49                 7.17

Low                    11.75                6.01                 2.72                 3.15

Close                  14.00                6.86                 3.40                 4.57


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

The issuance and sale of the Series A and Series B Preferred was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, which applies to private offerings of securities. The proceeds of the issuances of the Series A and Series B Preferred were used to finance aircraft pre-delivery deposits on Boeing 757-300 and Boeing 737-800 aircraft ordered by the Company and for other corporate purposes. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10 - Redeemable Preferred Stock."

Item 6.  Selected Consolidated Financial Data - (Unaudited)

The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.



                                                              ATA HOLDINGS CORP.
                                                               Five-Year Summary
                                                         Year Ended December 31,

(Dollars in thousands, except per share data and ratios)       2002          2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
  Operating revenues                                       $1,277,370     $1,275,484   $1,291,553    $1,122,366   $919,369
  Operating expenses                                        1,437,407      1,367,354    1,288,983     1,032,339    843,996
  Operating income (loss) (1)                                (160,037)       (91,870)       2,570        90,027     75,373
  Income (loss) before taxes                                 (194,214)      (116,067)     (19,931)       77,797     67,210
  Net income (loss) available to common shareholders (2)     (174,984)       (81,885)     (15,699)       47,342     40,081
  Net income (loss) per share - basic                          (14.94)         (7.14)       (1.31)         3.86       3.41
  Net income (loss) per share - diluted                        (14.94)         (7.14)       (1.31)         3.51       3.07


Balance Sheet Data (at end of period):
  Property and equipment, net                              $  265,627    $   314,943    $ 522,119    $  511,832   $329,332
  Total assets                                                848,136      1,002,962    1,032,430       815,281    594,549
  Total debt                                                  509,428        497,592      457,949       347,871    246,671
  Redeemable preferred stock                                   82,485         80,000       80,000             -          -
  Shareholders' equity (deficit)                             (120,009)        44,132      124,654       151,376    102,751


Selected Consolidated Operating Statistics: (3)
  Revenue passengers carried (thousands)                     10,046.7        8,635.2      8,006.1       7,044.6    6,168.3
  Revenue passenger miles (millions)                         12,384.2       11,675.7     11,816.8      10,949.0    9,758.1
  Available seat miles (millions)                            17,600.0       16,187.7     16,390.1      15,082.6   13,851.7
  Passenger load factor                                          70.4%          72.1%        72.1%         72.6%      70.5%

(1) Operating results for the years ended December 31, 2002 and 2001 include several non-recurring or unusual charges. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - State of the Industry and the Company," "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15 - Fleet Impairment" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16- Goodwill and Other Intangible Assets."

(2) Preferred stock dividends of $5.7 million, $5.6 million, and $0.4 million were recorded in 2002, 2001 and 2000, respectively. No common stock dividends were paid in any periods presented.

(3) Operating statistics pertain only to ATA and Chicago Express and do not include information for other operating subsidiaries of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of low-cost scheduled airline services and charter airline services to value-oriented travelers, and to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 30 years and is the tenth largest U.S. airline in terms of 2002 capacity and traffic.

The Company recorded an operating loss of $160.0 million, and a loss available to common shareholders of $175.0 million, for the year ended December 31, 2002. Results of operations in 2002 were significantly impacted by non-cash aircraft and goodwill impairment charges, and an adjustment to reduce a receivable for U.S. Government grant compensation; such charges totaled $89.9 million.

Consolidated revenues were approximately unchanged in 2002 from 2001, although consolidated available seat miles ("ASMs") increased 8.7% between years, resulting in a decline in revenue per available seat mile ("RASM".) This reflects a very weak pricing environment experienced by the Company and the entire airline industry in 2002. Declining unit revenues are a result of excess industry capacity in the scheduled service business, which began as a direct result of the terrorist attacks of September 11, 2001, but has continued with the weakened economy. The Company also believes that consumer confidence continues to be affected by both the unsettled economic climate in the United States, and by conflict in the Middle East and other geopolitical uncertainties. The Company expects continued weakness in unit revenue throughout 2003.

The Company's unit costs remained among the lowest of the major airlines in 2002. The Company is continuing its efforts to further reduce operating costs, and expects to continue to realize additional cost savings from the ongoing deliveries of its new fleet of Boeing 737-800 and Boeing 757-300 aircraft. The Company also expects, however, that fuel costs will remain very high as compared to long-term average energy prices, and that these prices will adversely affect the Company's results of operations in 2003. Due to the lack of available credit, the Company does not have in place any fuel price hedge contracts for expected 2003 consumption of jet fuel.

For the 2003 fiscal year, the Company currently expects that it may break even or earn a small operating profit. However, significant uncertainties continue to exist with respect to unit revenues and fuel prices, both of which may be adversely affected by geopolitical and economic events, including the uncertain outcome of the two major airline bankruptcies filed in 2002 and the unknown impact of the conflict in the Middle East, which are not within the Company's direct control. Therefore, the Company can provide no assurance that it will break even or return to profitability in 2003.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Revenue Recognition. Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. Tickets that are sold but not flown on the scheduled travel date can be exchanged and reused for another flight, up to a year from the date of sale, or can be refunded if the ticket is sold under a refundable tariff. A small percentage of tickets (or partially-used tickets) expire unused. The majority of the Company's tickets sold are nonrefundable in cash, which is the primary source of forfeited tickets. The Company records estimates of earned revenue in the period tickets are originally sold, for a percentage of those sales which are expected to expire unused over the period of ticket validity. These estimates are based upon historical experience over many years, with particular emphasis given to expiration experience in more recent years. The Company has consistently applied this accounting method to estimate revenue from future unused and expired tickets.

Revenue accruals for expired and unused tickets are routinely compared to actual expired and unused ticket experience to validate the accuracy of the Company's estimates with respect to forfeited tickets, and accrual adjustments resulting from these comparisons have not been material to the Company's results of operations. If, however, customer behavior changes from historical patterns in the manner in which tickets are purchased and used, it is possible that the Company's revenue accruals for unused and expired tickets may require material future adjustments in order to account for those changes in customer behavior.

Impairments of Long-Lived Assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") , Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company continues to account for aircraft and related assets that were impaired prior to January 1, 2002 and classified as held for sale under the provisions of FAS 121, which is required by FAS 144. Both FAS 144 and FAS 121 require that whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, that the undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. FAS 144 and FAS 121 require that assets deemed impaired be written down to their estimated fair value through a charge to earnings. FAS 144 and FAS 121 state that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information.

The Company had been performing impairment reviews in accordance with FAS 121 on the Lockheed L-1011-50 and 100 and the Boeing 727-200 fleets since the end of 2000, and both fleets initially became impaired under FAS 121 subsequent to the terrorist attacks of September 11, 2001. The Company primarily used discounted cash flow analysis to estimate the fair value of the Lockheed L-1011-50 and 100 fleet, and used quoted market prices to estimate the fair value of the Boeing 727-200 fleet.

In 2002, the Company decided to retire one of its five Lockheed L-1011-500 aircraft earlier than originally planned. This event caused the Company to consider whether the remaining four aircraft and related assets in this fleet were impaired. The Company performed an impairment analysis on the Lockheed L-1011-500 fleet and related assets in accordance with FAS 144, and determined that this fleet was not impaired. The Company primarily used discounted cash flow analysis to estimate the fair value of the Lockheed L-1011-500 fleet.

The application of FAS 144 and FAS 121 required the exercise of significant judgment and the preparation of numerous significant estimates. Although the Company believes that its estimates, with regards to future cash flows, were reasonable and based upon all available information, they required substantial judgments and were based upon material assumptions about future events. Such estimates were significant in determining the amount of the impairment charge to be recorded, which could have been materially different under different sets of assumptions and estimates.

Goodwill Accounting. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, under which goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. A FAS 142 impairment review involves a two-step process. Step one compares the fair value of a reporting unit (determined through market quotes or the present value of estimated future cash flows) with its carrying amount (assets less liabilities, including goodwill.) If the estimated fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is then performed, which compares the implied fair value of the reporting unit's goodwill (determined in accordance with purchase accounting), with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount of the goodwill becomes the new accounting basis for future impairment tests.

FAS 142 required companies to complete by June 30, 2002, a transitional goodwill impairment review as of the date of adoption of the statement, which was January 1, 2002. The Company's recorded goodwill as of January 1, 2002 was related to its ATA Leisure Corp., ("ATALC"), ATA Cargo and Chicago Express subsidiaries acquired in 1999. During the transitional impairment review, the Company identified ATALC, ATA Cargo and Chicago Express as the reporting units as defined by FAS 142. The fair values of all of the Company's reporting units were estimated using discounted future cash flows, since market quotes were not readily available. In all transitional reviews, the estimated fair value was higher than the carrying amount of each reporting unit, and thus no impairment was indicated.

In addition to the transitional goodwill impairment review, FAS 142 required companies to perform the first of their annual goodwill impairment reviews during 2002. The Company performed its first annual impairment test in the fourth quarter of 2002. By this time, the Company had outsourced the management of two of its ATALC brands to the Mark Travel Corporation ("MTC"). The Company continued in 2002 to manage the other ATALC brands, including the Key Tours Canadian Rail programs, Key Tours Las Vegas ground operations, and the Kodiak Call Center (collectively "KTI brands"). See further discussion in "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 13 - Segment Disclosures." Based upon guidance provided in FAS 142, the Company determined that the reporting unit previously identified as ATALC during the transition test, was more appropriately defined as two reporting units, after giving effect to the operational changes resulting from the outsourcing agreement completed in the middle of 2002. In its first annual goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the MTC brands was unimpaired. However, the estimated fair value of the KTI brands was determined to be lower than the carrying amount, and an impairment loss of $6.9 million was therefore recorded in the fourth quarter of 2002.

All of the Company's fair value estimates involved highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows were estimated without the benefit of historical data, although historical data was used where available. Although the Company believes its estimates and judgments to be reasonable, different assumptions and judgments might have resulted in additional impairment charges.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                         Cents per ASM
                                                                   Year Ended December 31,
                                                          ----------------------------------------
                                                          2002              2001              2000
                                                          ----              ----              ----
Consolidated operating revenues                           7.26              7.88              7.88

Consolidated operating expenses:
    Salaries, wages and benefits                          2.02              2.01              1.81
    Fuel and oil                                          1.17              1.55              1.68
    Aircraft rentals                                      1.08              0.61              0.44
    Handling, landing and navigation fees                 0.63              0.55              0.59
    Depreciation and amortization                         0.44              0.75              0.76
    Crew and other employee travel                        0.31              0.37              0.40
    Aircraft maintenance, materials and repairs           0.30              0.38              0.43
    Other selling expenses                                0.25              0.26              0.22
    Advertising                                           0.23              0.16              0.13
    Passenger service                                     0.22              0.27              0.28
    Insurance                                             0.19              0.07              0.05
    Ground package cost                                   0.16              0.26              0.31
    Commissions                                           0.13              0.21              0.24
    Facilities and other rentals                          0.13              0.13              0.10
    Special charges                                       0.00              0.14              0.00
    Aircraft impairments and retirements                  0.38              0.73              0.00
    Goodwill impairment                                   0.04              0.00              0.00
    U.S. Government grant                                 0.09             (0.41)             0.00
    Other                                                 0.40              0.41              0.42
                                                          ----              ----              ----
Total consolidated operating expenses                     8.17              8.45              7.86
                                                          ----              ----              ----
Consolidated operating income (loss)                     (0.91)            (0.57)             0.02
                                                         ======            ======             ====
ASMs (in thousands)                                    17,599,968        16,187,687        16,390,101

Year Ended December 31, 2002, Versus Year Ended December 31, 2001

Consolidated Flight Operations and Flight Data

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


                                                 Twelve Months Ended December 31,
                                         ------------------------------------------------------
                                           2002           2001          Inc (Dec)  % Inc (Dec)
                                         ------------------------------------------------------
Departures Jet                              66,903         56,962          9,941       17.45
Departures SAAB                             42,105         26,836         15,269       56.90
                                        ------------------------------------------------------
     Total Departures                      109,008         83,798         25,210       30.08
                                        ------------------------------------------------------

Block Hours Jet                            199,290        172,207         27,083       15.73
Block Hours SAAB                            40,008         24,836         15,172       61.09
                                        ------------------------------------------------------
    Total Block Hours                      239,298        197,043         42,255       21.44
                                        ------------------------------------------------------

RPMs Jet (000s)                         12,231,661     11,581,733        649,928        5.61
RPMs SAAB (000s)                           152,576         94,009         58,567       62.30
                                        ------------------------------------------------------
    Total RPMs (000s) (a)               12,384,237     11,675,742        708,495        6.07
                                        ------------------------------------------------------

ASMs Jet (000s)                         17,362,835     16,041,928      1,320,907        8.23
ASMs SAAB (000s)                           237,133        145,759         91,374       62.69
                                        ------------------------------------------------------
    Total ASMs (000s) (b)               17,599,968     16,187,687      1,412,281        8.72
                                        ------------------------------------------------------

Load Factor Jet                             70.45           72.20          (1.75)      (2.42)
Load Factor SAAB                            64.34           64.50          (0.16)      (0.25)
                                        ------------------------------------------------------
    Total Load Factor (c)                   70.37           72.13          (1.76)      (2.44)
                                        ------------------------------------------------------

Passengers Enplaned Jet                  9,139,770      8,058,886      1,080,884       13.41
Passengers Enplaned SAAB                   906,909        576,339        330,570       57.36
                                        ------------------------------------------------------
    Total Passengers Enplaned (d)       10,046,679      8,635,225      1,411,454       16.35
                                        ------------------------------------------------------

Revenue $ (000s)                         1,277,370      1,275,484          1,886        0.15
RASM in cents (e)                             7.26           7.88          (0.62)      (7.87)
CASM in cents (f)                             8.17           8.45          (0.28)      (3.31)
Yield in cents (g)                           10.31          10.92          (0.61)      (5.59)

See footnotes (c) through (g) on page 19.

(a) Revenue passenger miles (RPMs) represent the number of seats occupied by revenue passengers multiplied by the number of miles those seats are flown. RPMs are an industry measure of the total seat capacity actually sold by the Company.

(b) Available seat miles (ASMs) represent the number of seats available for sale to revenue passengers multiplied by the number of miles those seats are flown. ASMs are an industry measure of the total seat capacity offered for sale by the Company, whether sold or not.

(c) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and military/government charter, load factor is less relevant because an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of charter flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

(d) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(e) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (g) for the definition of yield).

(f) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM." CASM measures the Company's unit cost using total available seat capacity.

(g) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues in 2002 increased 0.2% to $1.277 billion, as compared to $1.275 billion in 2001. This increase was due to a $65.9 million increase in scheduled service revenue, a $10.4 million increase in military/government charter revenues and a $3.0 million increase in other revenues, partially offset by a $60.9 million decrease in commercial charter revenues and a $16.5 million decrease in ground package revenues.

The following table sets forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.


                                                          Twelve Months Ended December 31,
                                       ------------------------------------------------------------------------
                                             2002             2001          Inc (Dec)        % Inc (Dec)
                                       ------------------------------------------------------------------------
Scheduled Service

     Departures                              98,877           72,787           26,090            35.84
     Block Hours                            201,077          156,331           44,746            28.62
     RPMs (000's)  (a)                    9,911,884        8,694,323        1,217,561            14.00
     ASMs  (000's)  (b)                  13,608,326       11,443,304        2,165,022            18.92
     Load Factor  (c)                         72.84            75.98            (3.14)           (4.13)
     RASM in cents  (e)                        6.51             7.17            (0.66)           (9.21)
     Yield in cents  (g)                       8.94             9.44            (0.50)           (5.30)
     Revenue per segment $  (h)              100.08           112.74           (12.66)          (11.23)

Commercial Charter
     Departures                               6,459            7,293             (834)          (11.44)
     Block Hours                             22,159           24,495           (2,336)           (9.54)
     ASMs  (000's)  (b)                   1,875,885        2,588,780         (712,895)          (27.54)
     RASM in cents  (e)                        7.00             7.43            (0.43)           (5.79)
     RASM excluding fuel escalation  (i)       6.89             7.13            (0.24)           (3.37)

Military Charter
     Departures                               3,650            3,702              (52)           (1.40)
     Block Hours                             15,975           16,159             (184)           (1.14)
     ASMs  (000's)  (b)                   2,103,874        2,147,248          (43,374)           (2.02)
     RASM in cents  (e)                        8.46             7.80             0.66             8.46
     RASM excluding fuel escalation (j)        8.48             7.58             0.90            11.87

See footnotes (a) through (g) on pages 18 and 19.

(h) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

(i) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

(j) Military/government reimbursements to the Company are calculated based upon a "cost plus" formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change to the Company. A separate RASM calculation is provided, excluding the impact of the fuel price adjustments.

Scheduled Service Revenues. Scheduled service revenues increased 8.0% in 2002 to $886.6 million from $820.7 million in 2001. Scheduled service revenues comprised 69.4% of consolidated revenues in 2002, as compared to 64.3% in 2001. While total scheduled service revenues and ASMs increased, scheduled service RASM declined 9.2% from 7.17 cents in 2001 to 6.51 cents in 2002. The declining unit revenues experienced by the Company were a result of continuing overcapacity in the airline industry. Customer demand declined abruptly immediately after the terrorist attacks of September 11, 2001, and demand has also been lowered by the slowing pace of economic activity in the United States. The Company does not expect any significant recovery in demand for its services until after the uncertainty of the conflict in the Middle East has been resolved, and economic growth returns.

Scheduled service departures grew 35.8% in 2002, compared to the ASM growth of 18.9%. This reflects the growth of the Chicago Express SAAB 340B fleet from 11 aircraft as of December 31, 2001 to 17 aircraft as of December 31, 2002. The additional SAAB aircraft generated significantly more departures, but because the aircraft seats only 34 passengers and operates on short stage length flights, the increase in ASMs was not as great as departures.

Approximately 71.2% of the Company's scheduled service capacity was generated by the Chicago-Midway market in 2002, as compared to 66.8% in 2001. The Hawaiian market generated approximately 13.7% of total scheduled service capacity in 2002, as compared to 18.6% in 2001. Another 10.5% of total scheduled service capacity was generated in the Indianapolis market in 2002, as compared to 9.2% in 2001.

The Company  anticipates  that its  Chicago-Midway  operation  will  continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in 2004, the Company expects to occupy at least 14 jet gates and one commuter aircraft gate at the new airport concourses. A Federal Inspection Service ("FIS") facility was completed at Chicago-Midway in the first quarter of 2002, which allowed the Company to begin nonstop international services from Chicago-Midway. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a feeder of passengers to ATA's jet system. The Company operated 152 peak daily jet and commuter departures from Chicago-Midway and served 41 destinations on a nonstop basis in 2002, as compared to 109 peak daily jet and commuter departures and 28 nonstop destinations in 2001.

The Company's declining capacity in the Hawaiian market was primarily attributable to the transition to the smaller 247-seat Boeing 757-300 aircraft from the wide-body Lockheed L-1011 aircraft for certain West Coast-Hawaii routes beginning in mid-2002. The Company provided nonstop services in both years from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui. From June to September 2002, the Company operated seasonal service to Lihue from Los Angeles and San Francisco.

The Company's growth in the Indianapolis market is primarily attributable to the addition of limited jet service between Indianapolis and Chicago-Midway in the second quarter of 2002, and the addition of nonstop service to New York LaGuardia and Phoenix beginning in the third quarter of 2002.

Commercial Charter Revenues. Commercial charter revenues decreased 31.7% to $131.3 million in 2002 from $192.2 million in 2001. Commercial charter revenues accounted for 10.3% of consolidated revenues in 2002, as compared to 15.1% in 2001.

The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying per aircraft each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to shrink through aircraft retirements.

The decrease in commercial charter RASM in 2002, as compared to 2001, was due to the same economic and geopolitical factors which have reduced scheduled service unit revenues between years. The Company currently expects that commercial charter will represent a less significant source of future revenues, especially after the end of 2003 when a contract with a major customer expires.

Military/Government Charter Revenues. Military/government charter revenue increased 6.2% to $177.9 million in 2002 from $167.5 million in 2001. Military/government charter revenue accounted for 13.9% of consolidated revenues in 2002, as compared to 13.1% in 2001.

The increase in revenue and RASM for military/government charter revenues in 2002 was due primarily to rate increases awarded for the contract year ended September 30, 2002, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services. The Company earned $175.6 million in the contract year ended September 30, 2002, a 10.2% increase as compared to $159.3 million earned in the preceding contract year ended September 30, 2001. The Company renewed its U.S. military contract for the fiscal year beginning October 1, 2002, although the reimbursement rate was nearly unchanged as compared to the prior contract year.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair and ATALC subsidiaries. Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 32,000 individual and family members. ATALC offers numerous ground accommodations to the general public, which are marketed through travel agents, as well as directly by the Company.

In 2002, ground package revenues decreased 31.6% to $35.7 million, as compared to $52.2 million in 2001. This decline in ground package sales (and related ground package costs) is primarily due to the Company's July 1, 2002 outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to MTC. Under that outsourcing agreement, MTC directly sells ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, ground package sales (and related ground package costs) are no longer recorded by the Company for ATA Vacations and Travel Charter International.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 7.0% to $45.9 million in 2002, as compared to $42.9 million in 2001, primarily due to an increase in cancellation and administrative fee revenues.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in 2002 increased 9.2% to $355.2 million, as compared to $325.2 million in 2001.

The increase in salaries, wages and benefits primarily reflects the impact of the Company's amended collective bargaining agreement with the Company's cockpit crewmembers, who are represented by ALPA. The Company recorded $9.9 million in 2002 for a signing bonus as provided by the amended contract. Cockpit crewmember contract rate increases became effective July 1, 2002. The Company also incurred increasing costs in 2002 for employee medical and workers' compensation benefits. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four-year contract period. Additionally, the amended contract provides for expanded retirement benefits for cockpit crewmembers.

Fuel and Oil. Fuel and oil expense decreased 17.8% to $206.6 million in 2002, as compared to $251.3 million in 2001. Although total jet block hours increased 15.7% in 2002, as compared to 2001, the Company consumed 8.9% fewer gallons of jet fuel for flying operations. This decrease was primarily due to the addition of Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet beginning in May 2001. These aircraft replaced certain less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft, which were retired from revenue service. The decrease in fuel burn, due to the new aircraft, resulted in a decrease in fuel and oil expense of approximately $25.0 million. Also contributing to the decline in fuel expense was the decrease in the Company's average cost per gallon of jet fuel consumed of 7.9%, resulting in an additional savings in fuel and oil expense of approximately $18.1 million.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. During 2002, the Company recorded gains of $0.5 million on these hedge contacts, as compared to losses of $2.6 million in 2001. As of December 31, 2002, the Company had no outstanding fuel hedge agreements.

Since December 31, 2002, the cost per gallon of jet fuel has increased approximately 21% based on March 20, 2003 market prices. Continued increases in the cost of fuel will adversely affect the Company in 2003.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. As of December 31, 2002 and December 31, 2001, the Company had recorded $68.8 million and $49.2 million, respectively, of prepaid aircraft rent under its operating leases. Aircraft rentals expense in 2002 increased 92.0% to $190.1 million from $99.0 million in 2001. The increase was mainly attributable to the delivery of 30 leased Boeing 737-800 and 10 leased Boeing 757-300 aircraft between May 2001 and December 2002.

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

Handling, landing and navigation fees increased by 24.6% to $110.5 million in 2002, as compared to $88.7 million in 2001. The increase in handling, landing and navigation fees between years was primarily due to a 17.5% increase in system-wide jet departures. The Company also incurred approximately $5.7 million in additional airport security costs associated with increased security requirements implemented after the terrorist attacks on September 11, 2001.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 36.8% to $76.7 million in 2002, as compared to $121.3 million in the 2001.

In 2001 and 2002, the Company retired eight Lockheed L-1011-50 aircraft from revenue service. During the fourth quarter of 2001, the Company also determined that the remaining fleet of Lockheed L-1011-50 and 100 aircraft, rotable parts and inventory was impaired. These assets were classified as held for use in accordance with FAS 121, requiring them to be recorded on the balance sheet at their estimated fair value at the time of impairment, which is the new asset basis to be depreciated over their estimated remaining useful lives. The Company recorded a further reduction in the carrying value of these assets in 2002. Due to the reduced cost basis of these assets, the Company recorded $17.6 million less depreciation and amortization expense for this fleet in 2002, as compared to 2001.

In 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned, and these aircraft were determined to be impaired under FAS
121. Boeing 727-200 aircraft not already transferred to BATA Leasing LLC ("BATA"), a 50/50 joint venture with Boeing Capital Corporation ("BCC"), have been classified in the accompanying balance sheets as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and held for sale. As a result, depreciation expense on the Boeing 727-200 fleet decreased by $28.9 million in 2002, as compared to 2001.

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

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 7.6% to $54.8 million in 2002, as compared to $59.3 million in 2001. This decrease was mainly due to the decrease in military and charter flights between years, which often operate to and from points remote from the Company's crew bases including international destinations, thus requiring significant positioning expenditures for crewmembers on other airlines and higher hotel costs. The decrease also reflects a decline in non-crew employee travel in 2002, as compared to 2001, due to the Company's cost-cutting initiatives.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and Saab 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 14.8% to $52.3 million in 2002, as compared to $61.4 million in 2001.

The decline in maintenance, materials and repairs expense in 2002, as compared to 2001, was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011-50 and 100 and Boeing 727-200 aircraft. During 2001 and 2002, the Company placed 23 Boeing 727-200 aircraft into BATA, and retired eight Lockheed L-1011-50 aircraft prior to the due dates of heavy maintenance visits. Maintenance, materials and repairs expense associated with these two fleets decreased $20.1 million in 2002, as compared to 2001.

This decline in maintenance, materials and repairs was partially offset by an increase in the cost of the hourly engine maintenance agreement for the Company's growing fleet of Saab 340B propeller aircraft operated by Chicago Express. In addition, the Company entered into an hourly engine maintenance agreement for the Boeing 757-200 fleet in 2002, which resulted in an increase in maintenance, materials and repair expense between years.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 5.5% to $43.9 million in 2002, as compared to $41.6 million in 2001. This increase is primarily the result of a greater portion of the Company's sales being made on credit cards, and higher CRS fees.

Advertising. Advertising expense increased 51.5% to $40.0 million in 2002, as compared to $26.4 million in 2001. The Company incurs advertising costs primarily to support single-seat scheduled service sales. The increase in advertising was primarily attributable to the promotion of the new scheduled service destinations added in 2002 and the promotion of low fares in a market that had less demand for air service. The Company also increased advertising in an effort to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub, which included a new advertising campaign identifying the Company as "An Honestly Different Airline."

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 2002 and 2001, catering represented 82.1% and 74.4%, respectively, of total passenger service expense.

The total cost of passenger service decreased 12.8% to $38.3 million in 2002, as compared to $43.9 million in 2001. Approximately $7.4 million of the decrease is attributable to catering expense, primarily because in 2002 the Company boarded a higher ratio of scheduled service passengers to charter passengers than in 2001. Scheduled service passengers are provided a significantly less expensive catering service than is provided to commercial charter and military passengers. In addition, in 2002 the

Company introduced round-trip catering for flights originating in Chicago-Midway to reduce catering service charges. In 2002, as compared to 2001, the Company also incurred approximately $4.8 million less expense for mishandled baggage and passenger inconvenience, due to significantly fewer flight delays and cancellations in 2002.
                                       25

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums. The total cost of insurance increased 217.8% to $34.0 million in 2002, as compared to $10.7 million in 2001.

Liability insurance increased $14.8 million in 2002, as compared to 2001. Immediately following the September 11, 2001 terrorist attacks, the Company's insurer reduced the maximum amount of insurance coverage they would underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking, or other similar perils (war-risk coverage) and significantly increased their premiums for this reduced coverage. Pursuant to the Air Transportation Safety and System Stabilization Act and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, which is expected to continue through 2003. It is anticipated that after this date a commercial product for war-risk coverage will become available, but the Company may continue to incur significant additional costs for this coverage.

Hull insurance increased $5.1 million in 2002, as compared to 2001. The increase is mainly attributable to the increase in the Company's hull value between periods due to the addition of the new Boeing 737-800 and Boeing 757-300 aircraft. The increase is also attributable to an increase in premium rates following the September 11, 2001 terrorist attacks. Expenses related to the Company's general insurance policies increased $3.4 million in 2002, as compared to 2001, due primarily to an increase in workers' compensation premiums and claims handling fees between periods, and general increases in other miscellaneous policies between years.

Ground Package Cost. Ground package cost is incurred by the Company with hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 33.9% to $27.9 million in 2002, as compared to $42.2 million in 2001, approximately proportional to the decrease in ground package revenues. See the "Ground Package Revenues" section above for an explanation of the decline in both ground package sales and related costs.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 33.0% to $23.3 million in 2002, as compared to $34.8 million in 2001.

The Company experienced a decrease in commissions of $3.8 million in 2002, as compared to 2001, attributable to commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenue. In addition, scheduled service commissions decreased $9.0 million in 2002 due to the elimination of standard travel agency commissions for sales made after March 21, 2002. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 11.9% to $22.6 million in 2002, as compared to $20.2 million in 2001. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added in late 2001 and 2002, and expanded services at existing destinations.

Special Charges. Special charges represent direct expenses which, due to the events of September 11, 2001, were considered unusual in nature under the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Special charges in 2001 were $21.5 million, while no expenses were classified as special charges in 2002. The 2001 special charges were comprised primarily of costs associated with the early removal from service of the Company's Boeing 727-200 fleet, some of which were leased, a decision made immediately after September 11, 2001; costs associated with the Company's proposed transaction in which ATA Holdings Corp. would have been taken private, which was substantially complete by September 11, 2001, when the Company lost financing as a result of the September 11, 2001 attacks; and expenses directly associated with the FAA's temporarily-mandated suspension of commercial flights on September 11, 2001 and for several days thereafter. Also classified as special charges were increased hull and liability insurance costs; additional advertising expense incurred as a direct result of September 11, 2001; interest expense related to debt incurred under the Company's credit facility to provide operating cash after September 11, 2001; and other expenses not individually significant.

Aircraft Impairments and Retirements. Aircraft impairment and retirement costs decreased 43.8% to $66.8 million in 2002, as compared to $118.9 million in 2001.

In 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned, determined the aircraft and related rotable parts and inventory were impaired under FAS 121 and recorded an impairment charge. In accordance with FAS 121, the Company continues to re-evaluate current fair values of previously impaired assets, making further adjustments as deemed appropriate. In 2002, the Company recorded asset impairment charges of $35.9 million, as compared to $44.5 million in 2001, related to its remaining net book value of Boeing 727-200 aircraft, including those recorded as an investment in BATA.

In 2001, the Company also determined that the Lockheed L-1011-50 and 100 fleet and related rotable parts and inventory were impaired under FAS 121 and recorded an impairment charge. In accordance with FAS 144, the Company continues to re-evaluate the current fair values of these impaired assets, making further adjustments as deemed appropriate. In 2002, the Company recorded asset impairment charges of $7.6 million, as compared to $67.8 million in 2001, related to its remaining net book value of Lockheed L-1011-50 and 100 aircraft and related parts.

In 2002, the Company retired three Lockheed L-1011-50 aircraft, resulting in a charge of $9.0 million, and retired one Lockheed L-1011-500 aircraft, resulting in a charge of $14.2 million. In 2001, the Company retired three Lockheed L-1011-50 aircraft resulting in a charge of $6.6 million. These charges were included as part of aircraft impairments and retirements.

Goodwill Impairment. The Company began annual goodwill impairment reviews under FAS 142 in 2002. In accordance with FAS 142, the Company determined that the fair value of the KTI brands was lower than the carrying amount and a goodwill impairment loss of $6.9 million was recorded in the fourth quarter of 2002.

U.S Government Grant. After the terrorist attacks of September 11, 2001, the Air Transportation Safety and System Stabilization Act ("Act") was passed, which provided for, among other things, up to $5.0 billion in compensation to U.S. air carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks, and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly established Air Transportation Stabilization Board ("ATSB").

The Company had recorded $66.3 million in U. S. Government grant compensation as of December 31, 2001. This estimate was based on guidance available from the DOT at the time for identifying those expenses it deemed reimbursable. Throughout 2002, the Company discussed the calculation with the DOT, and as of December 31, 2002 had reversed approximately $16.2 million of the accrued government reimbursement and revised its estimate of total U.S. Government grant compensation to $50.1 million. In early 2003, the Company received the last cash installment of grant reimbursement from the U.S. Government, consistent with that estimate.

Other Operating Expenses. Other operating expenses decreased 5.6% to $71.2 million in 2002, as compared to $67.4 million in 2001. No expenses comprising this line item changed significantly between these periods.

Interest Income and Expense. Interest expense in 2002 increased to $35.7 million, as compared to $30.1 million in 2001. The Company incurred $1.7 million in 2002 in interest expense relating to the $168.0 million guaranteed loan funded in November 2002. No such financing was in place in 2001. The Company also capitalized $3.4 million less interest in 2002, as compared to 2001, associated with new aircraft pre-delivery deposit requirements.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $2.8 million in 2002, as compared to $5.3 million in 2001. The decrease in interest income between years is primarily due to a decline in the average interest rate earned.

Income Tax Expense. In 2002, the Company recorded an income tax credit of $25.0 million applicable to $194.2 million in pre-tax loss, while in 2001 the Company recorded an income tax credit of $39.8 million applicable to $116.1 million in pre-tax loss. The effective tax rate applicable to 2002 was 12.8%, as compared to 34.2% in 2001.

As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under accounting principles generally accepted in the United States that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other tax strategies, the Company has recorded a full valuation allowance against its net deferred asset of $43.3 million. This allowance adjustment, included in income tax expense, resulted in an effective tax rate of 12.8% for a tax credit applicable to the loss incurred in 2002. As of December 31, 2002, the Company had recorded an income tax refund receivable of $15.8 million using a five-year carryback of alternative minimum tax operating losses from 1997 to 2001. Payment for this refund was received in March 2003.

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



                                                      Twelve Months Ended December 31,
                                        -------------------------------------------------------------
                                            2001          2000         Inc (Dec)       % Inc (Dec)
                                        -------------------------------------------------------------
Departures Jet                              56,962       55,714           1,248            2.24
Departures J31/SAAB (k)                     26,836       18,985           7,851           41.35
                                        -------------------------------------------------------------
    Total Departures                        83,798       74,699           9,099           12.18
                                        -------------------------------------------------------------

Block Hours Jet                            172,207      172,824            (617)          (0.36)
Block Hours J31/SAAB                        24,836       18,708           6,128           32.76
                                        -------------------------------------------------------------
    Total Block Hours                      197,043      191,532           5,511            2.88
                                       --------------------------------------------------------------

RPMs Jet (000s)                         11,581,733   11,760,135        (178,402)          (1.52)
RPMs J31/SAAB (000s)                        94,009       56,669          37,340           65.89
                                        -------------------------------------------------------------
    Total RPMs (000s) (a)               11,675,742   11,816,804        (141,062)          (1.19)
                                       --------------------------------------------------------------

ASMs Jet (000s)                         16,041,928   16,295,730        (253,802)          (1.56)
ASMs J31/SAAB (000s)                       145,759       94,371          51,388           54.45
                                        -------------------------------------------------------------
    Total ASMs (000s) (b)               16,187,687   16,390,101        (202,414)          (1.23)
                                       --------------------------------------------------------------

Load Factor Jet                              72.20        72.17            0.03            0.04
Load Factor J31/SAAB                         64.50        60.05            4.45            7.41
                                        -------------------------------------------------------------
    Total Load Factor (c)                    72.13        72.10            0.03            0.04
                                       --------------------------------------------------------------

Passengers Enplaned Jet                  8,058,886    7,686,077         372,809            4.85
Passengers Enplaned J31/SAAB               576,339      320,062         256,277           80.07
                                        -------------------------------------------------------------
    Total Passengers Enplaned (d)        8,635,225    8,006,139         629,086            7.86
                                       --------------------------------------------------------------

Revenue $ (000s)                         1,275,484    1,291,553         (16,069)         ( 1.24)
RASM in cents (e)                             7.88         7.88               -               -
CASM in cents (f)                             8.45         7.86            0.59            7.51
Yield in cents (g)                           10.92        10.93           (0.01)          (0.09)


 See footnotes (a) through (g) on pages 18 and 19.

(k) During the first three quarters of 2000, Chicago Express operated certain 19-seat Jetstream ("J31") aircraft as it phased in the SAAB fleet.

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


                                                      Twelve Months Ended December 31,
                                        -------------------------------------------------------------
                                            2001           2000          Inc (Dec)     % Inc (Dec)
                                        -------------------------------------------------------------
Departures Jet                              45,951       40,892           5,059           12.37
Departures J31/SAAB (k)                     26,836       18,985           7,851           41.35
                                        -------------------------------------------------------------
    Total Departures                        72,787       59,877          12,910           21.56
                                        -------------------------------------------------------------

Block Hours Jet                            131,495      118,473          13,022           10.99
Block Hours J31/SAAB                        24,836       18,708           6,128           32.76
                                        -------------------------------------------------------------
    Total Block Hours                      156,331      137,181          19,150           13.96
                                        -------------------------------------------------------------

RPMs Jet (000s)                          8,600,314    7,700,639         899,675           11.68
RPMs J31/SAAB (000s)                        94,009       56,669          37,340           65.89
                                        -------------------------------------------------------------
    Total RPMs (000s) (a)                8,694,323    7,757,308         937,015           12.08
                                        -------------------------------------------------------------

ASMs Jet (000s)                         11,297,545   10,025,603       1,271,942           12.69
ASMs J31/SAAB (000s)                       145,759       94,371          51,388           54.45
                                        -------------------------------------------------------------
    Total ASMs (000s) (b)               11,443,304   10,119,974       1,323,330           13.08
                                        -------------------------------------------------------------

Load Factor Jet                              76.13        76.81           (0.68)          (0.89)
Load Factor J31/SAAB                         64.50        60.05            4.45            7.41
                                        -------------------------------------------------------------
    Total Load Factor (c)                    75.98        76.65           (0.67)          (0.87)
                                        -------------------------------------------------------------

Passengers Enplaned Jet                  6,703,150    5,873,598         829,552           14.12
Passengers Enplaned J31/SAAB               576,339      320,062         256,277           80.07
                                        -------------------------------------------------------------
    Total Passengers Enplaned (d)        7,279,489    6,193,660       1,085,829           17.53
                                        -------------------------------------------------------------

Revenue $ (000s)                           820,666      753,301          67,365            8.94
RASM in cents (e)                             7.17         7.44           (0.27)          (3.63)
Yield in cents (g)                            9.44         9.71           (0.27)          (2.78)
Revenue per segment $ (h)                   112.74       121.62           (8.88)          (7.30)


See footnotes (a) through (k) on pages 18 - 20 and 29.

Scheduled service revenues in 2001 increased 8.9% to $820.7 million from $753.3 million in 2000. Scheduled service revenues were 64.3% of consolidated revenues in 2001, as compared to 58.3% of consolidated revenues in 2000.

The Company's scheduled service operations in 2001 were adversely affected by the terrorist attacks of September 11. The Company estimates that it lost approximately $80.0 million in scheduled service revenues between September 11 and December 31, 2001, as a result of flights which were canceled, and as a result of flights operated with lower load factors and yields. In the eight months ended August 31, 2001, the Company's scheduled service RASM was virtually unchanged at 7.72 cents, as compared to 7.71 cents in the comparable period of 2000. However, due to the decrease in scheduled service demand after the terrorist attacks, resulting in lower load factors and yields, the Company's scheduled service RASM in the last four months of 2001 was 5.92 cents, a decrease of 14.3%, as compared to 6.91 cents in the last four months of 2000.

The Company's scheduled service at Chicago-Midway accounted for approximately 66.8% of scheduled service ASMs and 86.6% of scheduled service departures in 2001, as compared to 63.5% and 83.5%, respectively, during 2000. During the third and fourth quarters of 2001, the Company began operating nonstop flights to Newark and Miami. During the second and third quarters of 2000, the Company beganoperating nonstop flights to Ronald Reagan Washington National Airport, Boston, Seattle and Minneapolis-St. Paul. In addition to this new service, the Company served the following existing jet markets in both years: Dallas-Ft. Worth, Denver, Ft. Lauderdale, Ft. Myers, Las Vegas, Los Angeles, New York's LaGuardia Airport, Orlando, Philadelphia, Phoenix, St. Petersburg, San Francisco, San Juan and Sarasota. The Company operated 109 peak daily jet and commuter departures from Chicago-Midway in 2001, as compared to 94 in 2000, and served 28 destinations on a nonstop basis in 2001, as compared to 25 nonstop destinations served in 2000.

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

Commercial Charter Revenues. Commercial charter revenues accounted for 15.1% of consolidated revenues in 2001 as compared to 19.1% in 2000.

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

                                                      Twelve Months Ended December 31,
                                        ---------------------------------------------------------------
                                              2001         2000        Inc (Dec)       % Inc (Dec)
                                        ---------------------------------------------------------------
Departures                                   7,293         9,722         (2,429)         (24.98)
Block Hours                                 24,495        34,356         (9,861)         (28.70)
RPMs (000s) (a)                          2,010,477     2,687,051       (676,574)         (25.18)
ASMs (000s) (b)                          2,588,780     3,610,413     (1,021,633)         (28.30)
Passengers Enplaned (d)                  1,128,660     1,472,340       (343,680)         (23.34)
Revenue $ (000s)                           192,246       246,705        (54,459)         (22.07)
RASM in cents (e)                             7.43          6.83           0.60            8.78
RASM excluding fuel escalation (i)            7.13          6.47           0.66           10.20

See footnotes (a) through (i) on pages 18-20.

Military/Government  Charter  Revenues.  The following table sets forth, for the
periods   indicated,   certain  key  operating   and  financial   data  for  the
military/government charter operations of the Company.

                                                      Twelve Months Ended December 31,
                                        ---------------------------------------------------------------
                                              2001         2000        Inc (Dec)     % Inc (Dec)
                                        ---------------------------------------------------------------
Departures                                   3,702        4,961          (1,259)         (25.38)
Block Hours                                 16,159       19,443          (3,284)         (16.89)
RPMs (000s) (a)                            965,740    1,339,545        (373,805)         (27.91)
ASMs (000s) (b)                          2,147,248    2,605,791        (458,543)         (17.60)
Passengers Enplaned (d)                    225,641      329,200        (103,559)         (31.46)
Revenue $ (000s)                           167,524      188,557         (21,033)         (11.15)
RASM in cents (e)                             7.80         7.24            0.56            7.73
RASM excluding fuel escalation (j)            7.58         6.88            0.70           10.17

See footnotes (a) through (j) on pages 18-20.

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

The decline in military revenues in 2001, as compared to 2000, was primarily due to changes in teaming arrangements used both by the Company and some of the Company's competitors in the military/government charter business. Such changes reduced the fixed-award flying allocated to the Company for the contract year ending September 30, 2001. The Company earned $159.3 million in military/government charter revenues in the contract year ended September 30, 2001, a 6.0% reduction as compared to $169.5 million earned in the preceding contract year ended September 30, 2000.
                                       32

The increase in RASM for military/charter revenues in 2001, as compared to 2000, was due to rate increases awarded for the current contract year, based upon cost data submitted to the U.S. military by the Company and other air carriers providing these services.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits expense in 2001 increased 9.5% to $325.2 million from $297.0 million in 2000.

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

Fuel and Oil. Fuel and oil expense decreased 8.6% to $251.3 million in 2001, as compared to $274.8 million in 2000. The Company consumed 5.8% fewer gallons of jet fuel for flying operations in 2001, as compared to 2000, which resulted in a decrease in fuel expense of approximately $13.7 million between periods. Fuel consumption varies with changes in jet block hours flown, and with changes in the composition of the aircraft fleet. The Company flew 172,207 jet block hours in 2001, as compared to 172,824 jet block hours in 2000, a decrease of 0.4% between years. Fuel consumption in 2001 was more significantly affected by the delivery of 14 Boeing 737-800 aircraft and five Boeing 757-300 aircraft, replacing certain less fuel-efficient Boeing 727-200 and Lockheed L-1011
aircraft   subsequently   retired  from  service.  The  Company  estimates  that
approximately $9.4 million of the variance attributable to lower fuel consumption resulted from flying approximately 18,000 of these block hours using the 19 new aircraft, as compared to flying those block hours with the less-fuel-efficient fleets. During 2001, the Company's average cost per gallon of jet fuel consumed decreased by 6.0% as compared to 2000, resulting in a decrease in fuel and oil expense of approximately $12.6 million between periods.

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

The Company also recorded $2.9 million less in de-icing expense in 2001 due to relatively milder weather as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expense decreased 3.0% to $121.3 million in 2001, as compared to $125.0 million in 2000.

During the first nine months of 2001, the Company was depreciating the L-1011-50 and 100 fleet assuming a common retirement date of 2004. However, during 2001, the Company decided to retire several of these aircraft as of their next scheduled heavy maintenance check. During the first nine months of 2001, the Company retired three L-1011-50 aircraft from revenue service in this manner, recording a loss on disposal of $6.6 million for these aircraft in aircraft impairments and retirements. During the fourth quarter of 2001, the Company determined that the remaining 10 L-1011-50 and 100 aircraft, together with related rotable parts and inventory, were impaired in accordance with FAS 121. Because the Company continues to utilize these assets, they are classified as held for use under FAS 121, and are recorded on the balance sheet at their estimated fair value at the time of impairment, which is the new asset basis to be depreciated over the assets' estimated remaining useful lives. Due primarily to the reduced cost basis of the remaining 10 aircraft, and the retirement of three aircraft, the Company recorded $5.0 million less engine and airframe overhaul amortization expense for the L-1011-50 and 100 fleet in 2001 than in 2000.

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

Immediately following the terrorist attacks of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet from revenue service, although some aircraft were used for charter service through the first half of 2002. These aircraft were determined to be impaired under FAS 121. Boeing 727-200 aircraft not already transferred to BATA have been classified in the accompanying balance sheets as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and will not be recorded in future accounting periods. As a result, the Company did not record any depreciation expense on the Boeing 727-200 fleet in the last four months of 2001, which resulted in a $13.3 million decrease in depreciation expense in 2001, as compared to 2000.

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

The decrease in crew and employee travel in 2001, as compared in 2000, was mainly due to a significant decrease in crew positioning expense. The average cost of crew positioning per full-time-equivalent crew member deceased 20.9% in 2001, as compared to 2000. The decrease was primarily due to the decrease in military and charter flights. For those positioning events which did occur, the Company was also able to obtain lower prices from other air carriers through specifically negotiated agreements, as well as benefiting from lower airfares which became generally available in the second half of 2001. Crew and other employee travel also declined due to a decrease in hotel expenses, also resulting primarily from the decline in international flying.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense decreased 12.8% to $61.4 million in 2001, as compared to $70.4 million in 2000.

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

Other Selling Expenses. Other selling expenses increased 13.4% to $41.6 million in 2001, as compared to $36.7 million in 2000.

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

Passenger Service. For 2001 and 2000, catering represented 74.4% and 78.8%, respectively, of total passenger service expense.

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

Insurance Expense. The total cost of insurance increased 39.0% to $10.7 million in 2001, as compared to $7.7 million in 2000. The Company experienced increases in liability insurance and hull insurance between years, mainly due to the increase in scheduled service traffic and the addition of the new Boeing 737-800 and Boeing 757-300 fleets beginning in May 2001. The Company also experienced increases in miscellanous general insurance policies between years.

Ground Package Cost. Ground package cost decreased 17.1% to $42.2 million in 2001, as compared to $50.9 million in 2000. Ground package costs vary based on the mix of vacation destinations served, the quality and types of ground accommodations offered, and general competitive conditions in the Company's markets, all of which factors can change from period to period. This decline was more significant than the decline in ground package revenue in 2001 as compared to 2000, because the Company received discounted hotel pricing in the last half of the year due to the weakening economy and the reduction in travel demand after the September 11 attacks.

Commissions. Commissions expense decreased 11.0% to $34.8 million in 2001, as compared to $39.1 million in 2000.

Approximately $3.8 million of the decrease in commissions in 2001, as compared to 2000, was attributable to lower military commissions, which is consistent with the decrease in military revenue between the same time periods. The Company also experienced a decrease of $2.5 million between 2001 and 2000 in commissions paid to travel agents by ATALC, which is consistent with the decrease in related revenues for that affiliate. These decreases were partially offset by increases in scheduled service commissions of $2.2 million between 2001 and 2000 due to an increase in scheduled service sales made by travel agents.

Facilities and Other Rentals. The cost of facilities and other rentals increased 27.8% to $20.2 million in 2001, as compared to $15.8 million in 2000. Growth in facilities costs between periods was primarily attributable to the need to provide maintenance, flight crew and passenger service facilities at airport locations to support new scheduled service destinations and higher frequencies to existing destinations. The Company also began occupancy of significantly expanded and improved passenger check-in and baggage claim facilities at Chicago-Midway Airport beginning in March 2001.

Aircraft Impairments and Retirements. Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Most of the aircraft were retired from revenue service in the fourth quarter of 2001, although some continued to be used for charter service through the first half of 2002. In accordance with FAS 121, the Company determined that the estimated future undiscounted cash flows expected to be generated by the Boeing 727-200s was less than the net book value of these aircraft and the related rotable parts and inventory. Therefore, these assets were impaired under FAS 121. In 2001, the Company recorded an asset impairment charge on these assets of $44.5 million.

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

U.S. Government Grant. As a result of the approval of its initial applications by the DOT, the Company received cash payments of $32.6 million in the third quarter of 2001, and $11.9 million in the fourth quarter of 2001. The Company recorded total U.S. Government grant revenues of $66.3 million in the second half of 2001 relating to its estimates of direct and incremental losses it incurred during that time period, recording a current receivable of $21.8 million for the balance of cash expected to be paid in 2002.

Other Operating Expenses. Other operating expenses increased 10.9% to $84.6 million in 2001, as compared to $76.3 million in 2000. The purchase by ATALC of charter air services from airlines other than the Company was $4.0 million higher in 2001 than in 2000. Flight simulator rentals increased $3.3 million between years due to the crew training required to introduce the new aircraft. These increases were partially offset by net decreases in other expenses included in this category, none of which was individually significant.

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

Liquidity and Capital Resources

Cash Flows. In 2002, net cash used in operating activities was $59.0 million, as compared to net cash provided by operating activities in 2001 and 2000 of $144.4 million and $111.7 million, respectively. The change in cash provided by or used in operating activities between 2002 and 2001 primarily resulted from a decrease in earnings, a decrease in the non-cash impact of impairment losses recognized on the Boeing 727-200 and Lockheed L-1011-50 and 100 fleets, and lower depreciation and amortization expense due to those retirements and impairments. The change was also impacted by changes in operating assets and liabilities, most significantly an increase in a credit card holdback receivable implemented in late 2001, and a decrease in accrued expenses resulting primarily from the decrease in the deferred payment of certain federal and state taxes authorized in the wake of the 2001 terrorist attacks, and the reduction of deferred interest payable on pre-delivery deposits in conjunction with the significant number of aircraft deliveries in 2002. These changes were partially offset by a decrease in the U.S. Government grant receivable.

Net cash provided by investing activities was $88.9 million in 2002, while net cash used in investing activities was $129.8 million and $290.8 million, respectively, in the years ended December 31, 2001 and 2000. In 2002, $149.5 million in aircraft pre-delivery deposits were returned to the Company, net of additional deposits made, in conjunction with aircraft deliveries, while in 2001 and 2000, $30.8 million and $117.0 million, respectively of expenditures were made for pre-delivery deposits on future deliveries of new aircraft, net of returned deposits on delivered aircraft. Changes in cash provided by or used in investing activities were also impacted by capital expenditures. Capital expenditures totaling $59.3 million, $119.8 million and $146.5 million, respectively, were made in 2002, 2001 and 2000 primarily for aircraft purchases, engine and airframe overhauls, airframe improvements, and the purchase of rotable parts. The declining trend in capital expenditures is due primarily to the replacement of older aircraft with newer fleets, in which all the aircraft are being leased under operating leases. The Company's maintenance cost per hour agreements, whereby payments are charged to maintenance expense as flight hours are incurred, have and are expected to continue to reduce capital spending on related engine overhauls.

Net cash used in financing activities was $14.2 million in 2002, while net cash provided by financing activities was $40.7 million and $188.1 million for the years ended December 31, 2001 and 2000, respectively. In all years, cash used in or provided by financing activities relates primarily to proceeds from and repayments of short-term and long-term debt. In 2002, the Company repaid $109.9 million in pre-delivery deposit financings upon delivery of aircraft, net of new borrowings used to fund new deposits. Also in 2002, the Company borrowed and repaid $192.5 million in temporary financing related to the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft, which were subsequently financed through operating leases. In addition, in 2002, the Company obtained a federally guaranteed loan for $168.0 million, of which $10.0 million in proceeds were used to fully repay remaining borrowings under its revolving credit facility. In 2001, the Company obtained $28.4 million in proceeds related to the financing of pre-delivery deposits on aircraft, borrowed $35.0 million under the its bank credit facility, and repaid $17.0 million in special facility revenue bonds. Also in 2001, the Company borrowed and repaid $153.4 million in temporary debt related to the purchase of certain Boeing 757-300 aircraft, which were subsequently financed with operating leases in late 2001. In 2000, net proceeds from short-term and long-term debt primarily consisted of $89.9 million from the financing of pre-delivery deposits on aircraft and proceeds of $23.0 million in notes collateralized by two L-1011-500 aircraft.

The Company presently expects that cash on hand at December 31, 2002, together with cash generated by future operations and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to fund the Company's obligations during 2003.

The adverse impact of current airline industry conditions on the Company, and the ongoing sufficiency of its financial resources to absorb that impact, will depend upon a number of factors, including but not limited to: (1) the Company's ability to continue to reduce its operating costs and conserve its financial resources; (2) the pace and extent of seat capacity reductions in the industry, if any, as these may affect competitive pricing for the Company's services; (3) the resolution of the current war in the Middle East; (4) changes in, if any, the Company's current credit card holdback levels; (5) the number of crew members who may be called for duty in the United States armed forces, and the resulting impact on the Company's ability to operate as planned; (6) any further declines in the values of the aircraft in the Company's fleet, and any aircraft or other asset impairment charges; (7) the increasing price of jet fuel consumed by the Company; and (8) the Company's ability to retain its management and other employees in light of current industry conditions.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure under GAAP, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                          Total                          2004            2006          After
                                     As of 12/31/02      2003           -2005           -2007           2007
                                     --------------      ----           -----           -----           ----
                                                                     (in thousands)

Current and long-term debt   (1)        $  516,828     $ 22,575       $  371,219      $ 60,477      $   62,557
Lease obligations (2)                    3,634,623      293,119          548,597       517,890       2,275,017
Expected future lease obligations (3)      816,810        5,155           90,156       116,719         604,780
                                        ----------     --------       ----------      --------      ----------
Total contractual cash obligations      $4,968,261     $320,849       $1,009,972      $695,086      $2,942,354
                                        ==========     ========       ==========      ========      ==========


(1)  See   discussion  of  debt   obligations   in  "Financial   Statements  and
Supplementary  Data - Notes  to  Consolidated  Financial  Statements  - Note 5 -
Debt."

(2)  See   discussion  of  operating   leases  in  "Financial   Statements   and
Supplementary Data - Notes to Consolidated Financial Statements - Note 6 - Lease Commitments."

(3) Represents estimated payments on 11 new Boeing 757-300 and Boeing 737-800 aircraft the Company is committed to taking delivery of in 2003 and 2004, as well as four spare engines the Company is committed to taking delivery of in 2003 through 2006. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as the Company has not received the aircraft. Payments for expected future lease obligations were derived using leases for comparable aircraft currently in place. For further discussion, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12 - Commitments and Contingencies."

Aircraft and Fleet Transactions. In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of December 31, 2002, the Company had taken delivery of 13 Boeing 737-800s and 10 Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between July 2004 and December 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and primarily short-term deposit finance facilities. As of December 31, 2002, the Company had $21.2 million in pre-delivery deposits outstanding for these aircraft, of which $8.4 million was provided by a deposit finance facility with Rolls-Royce. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with a deposit facility will be used to repay that facility.

In December 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company currently has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The  Company  had  operating  lease  agreements  in place to lease 14 new Boeing

737-800s from ILFC. As of December 31, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are currently scheduled for delivery in June 2003 and November 2003.

The Company had an agreement to acquire five additional new Boeing 737-800s to be financed by operating leases with GE Capital Aviation Services ("GECAS"). The Company took delivery of the fifth Boeing 737-800 aircraft being leased from GECAS in the third quarter of 2002.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility which provides for maximum borrowings of $200.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. During the first four months of 2002, the Company borrowed $192.5 million, under this bridge facility, for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases.

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

In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. As of December 31, 2002, the Company has transferred 23 of its original fleet of 24 Boeing 727-200 aircraft to BATA.

Significant Financings. On November 20, 2002, the Company obtained a $168.0 million secured term loan, of which $148.5 million was guaranteed by the Air Transportation Stabilization Board. The net proceeds of the secured term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing bank credit facility and to collateralize new letters of credit, previously secured under the bank facility. The remaining funds will be used for general corporate purposes. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2003, with escalation to 9.5% on the outstanding guaranteed principal balance in 2004 through 2008, are payable quarterly.

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, certain aircraft, spare engines, and rotables. The receivables had a carrying amount of approximately $44.2 million as of December 31, 2002. The aircraft, spare engines and parts consist of three Lockheed L-1011-500 aircraft, nine Lockheed L-1011-50 and 100 aircraft, two Saab 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables, which held a combined carrying amount of approximately $95.6 million as of December 31, 2002.

In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to purchase up to 0.2 million shares of its common stock to other loan participants, in each case at an exercise price of $3.53 per share for a term of ten years. The Company has recorded $7.4 million as the total fair value of warrants issued, which is also recorded as unamortized discount on the secured term loan as of December 31, 2002.

Prior to obtaining the secured term loan, the Company had a secured revolving bank credit facility which provided for maximum borrowings of $60.0 million, including up to $50.0 million for stand-by letters of credit. Borrowings under the facility were subject to an interest rate, at the option of the Company, at either LIBOR plus a margin or the agent bank's prime rate. The facility was subject to certain restrictive covenants and was collateralized by certain aircraft, receivables, and engines. Upon repayment of the borrowings and letters of credit, the revolving bank credit facility was terminated, and all assets previously pledged as collateral were released.

Card Agreement. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service sales are purchased using these cards.

More than half of these card sales are made using MasterCard or Visa cards. The Company maintains an agreement with a bank for the processing and collection of charges to these cards. Under this agreement a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days of the date of purchase, although the Company may provide the purchased services days, weeks or months later. In 2002, the Company processed approximately $633.0 million in MasterCard and Visa charges under its merchant processing agreement.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of December 31, 2002, the bank had withheld $30.0 million in cash. As of December 31, 2001, the bank had withheld $23.1 million, $20.0 million of which was funded by a letter of credit. The deposits as of December 31, 2002 and December 31, 2001 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. The bank has subsequently agreed to require an ongoing 60% deposit, with that percentage being subject to increase up to either 75% or 100%, in the event that certain restrictive covenants are not met. A deposit of 100% of this obligation would have resulted in the additional retention of $20.0 million by the bank at December 31, 2002, and $15.4 million at December 31, 2001. The bank's right to maintain a 60% deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The  Company  has the  right to  terminate  its  agreement  with  the bank  upon providing appropriate notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than Mastercard and Visa, as of December 31, 2002 no cash deposit requirements had been implemented by the issuers or processors of those cards.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The DOT also requires the Company to provide a surety bond or to escrow customer deposits to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. One issuer currently provides all surety bonds issued on behalf of the Company.

Prior to the terrorist attacks of September 11, 2001 the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of December 31, 2002, the letter of credit requirement had decreased to $15.2 million, reflecting an actual decline in outstanding charter deposit obligations of the Company. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

Future Accounting Changes

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("FAS 145"). FAS 145 rescinds both FASB Statements of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt, ("FAS 4"), and an amendment to FAS 4, FASB Statements of Financial Accounting Standards No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FAS 64"). FAS 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of FAS 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). The provisions of FAS 145 related to the rescission of FAS 4 and FAS 64 shall be applied for fiscal years beginning after May 15, 2002.

In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). FAS 146 generally requires companies to recognize costs associated with exit activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosure required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately.

See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18 - Recently Issued Accounting Pronouncements."

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

Aircraft Fuel Prices. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2002, aircraft fuel accounted for approximately 14.4% of the Company's operating expenses, compared to 18.4% in 2001. In addition to purchasing fuel-hedging contracts, the Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter, bulk scheduled service and mail contracts.

During 2002 and 2001, the Company entered into fuel hedge contracts to reduce the volatility of fuel prices, using heating oil swaps. As of December 31, 2002, the Company had no outstanding fuel hedge agreements.

Market risk is estimated as a hypothetical 10% increase in the December 31, 2002 cost per gallon of fuel. Based on projected 2003 fuel usage, excluding anticipated protection from escalation clauses, such a change would result in an increase in aircraft fuel expense of approximately $19.4 million. As of December 31, 2001, that risk was $16.5 million.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 2002, the majority of the Company's variable-rate debt was comprised of approximately $168.0 million and $8.4 million, respectively, of variable-rate debt through the secured term loan, and debt funding aircraft pre-delivery deposits. As of December 31, 2001, the majority of the Company's variable-rate debt was comprised of approximately $35.0 million and $118.2 million, respectively, of variable-rate debt through a revolving credit facility, and debt funding aircraft pre-delivery deposits. If interest rates average 100 basis points more on variable-rate debt in 2003, as compared to 2002 average rates, the Company's interest expense would increase by approximately $1.8 million. In comparison, if interest rates averaged 100 basis points more on variable-rate debt in 2002, as compared to 2001 average rates, the Company's interest expense would have increased by approximately $1.5 million.

As of December 31, 2002 and 2001, the majority of the Company's fixed-rate debt was comprised of unsecured debt with a carrying value of $300.0 million. Based upon a calculation of discounted future cash flows using current incremental borrowing rates as of the end of the year for similar types of instruments, the fair value as of December 31, 2002 of this fixed-rate debt is estimated to be approximately $262.2 million. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in market interest rates, was approximately $32.5 million as of December 31, 2002. As of December 31, 2001, that risk was approximately $17.2 million.

If 2003 average short-term interest rates decreased by 100 basis points as compared to 2002 average rates, the Company's projected interest income from short-term investments would decrease by approximately $2.0 million. In comparison, the Company estimated that if 2002 average short-term interest rates decreased by 100 basis points as compared to 2001 average rates, the Company's interest income from short-term investments would have decreased by approximately $1.8 million as of December 31, 2001.

All estimated changes in interest income and expense are determined by considering the impact of hypothetical changes in interest rates on the Company's debt and cash balances at December 31, 2002 and 2001.
                                       46

Item 8.        Financial Statements and Supplementary Data

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
ATA Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ATA Holdings Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in redeemable preferred stock, common stock and other shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATA Holdings Corp. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 16 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".


                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
January 24, 2003

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                                 December 31,             December 31,
                                                                                     2002                    2001
                                                                           -------------------   ----------------------
                          ASSETS
Current assets:
     Cash and cash equivalents                                             $           200,160   $              184,439
     Aircraft pre-delivery deposits                                                     16,768                  166,574
     Receivables, net of allowance for doubtful accounts
     (2002 - $2,375; 2001 - $1,526)                                                     86,377                   75,046
     Inventories, net                                                                   51,233                   47,648
     Assets held for sale                                                                    -                   18,600
     Prepaid expenses and other current assets                                          39,214                   19,471
                                                                           -------------------   ----------------------
Total current assets                                                                   393,752                  511,778

Property and equipment:
     Flight equipment                                                                  312,652                  327,541
     Facilities and ground equipment                                                   134,355                  119,975
                                                                           -------------------   ----------------------
                                                                                       447,007                  447,516
     Accumulated depreciation                                                         (181,380)                (132,573)
                                                                           -------------------   ----------------------
                                                                                       265,627                  314,943

Restricted cash                                                                         30,360                        -
Goodwill                                                                                14,887                   21,780
Assets held for sale                                                                     5,090                   33,159
Prepaid aircraft rent                                                                   68,828                   49,159
Investment in BATA, LLC                                                                 22,968                   30,284
Deposits and other assets                                                               46,624                   41,859
                                                                           -------------------   ----------------------
Total assets                                                               $           848,136   $            1,002,962
                                                                           ===================   ======================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current maturities of long-term debt                                   $            14,191   $                5,820
    Short-term debt                                                                      8,384                  118,239
    Accounts payable                                                                    23,688                   26,948
    Air traffic liabilities                                                             94,693                  100,958
    Accrued expenses                                                                   160,924                  177,102
                                                                           -------------------   ----------------------
Total current liabilities                                                              301,880                  429,067

Long-term debt, less current maturities                                                486,853                  373,533
Deferred income taxes                                                                        -                   13,655
Deferred gains from sale and leaseback of aircraft                                      54,889                   45,815
Other deferred items                                                                    42,038                   16,760
                                                                           -------------------   ----------------------
Total liabilities                                                                      885,660                  878,830

Commitments and contingencies

Redeemable preferred stock; authorized and issued 800 shares                            82,485                  80,000

Shareholders' equity (deficit):

    Preferred stock; authorized 9,999,200 shares; none issued                                -                       -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,476,193 - 2002; 13,266,642 - 2001                                      65,290                   61,964
    Treasury stock; 1,711,440 shares - 2002; 1,710,658 shares - 2001                   (24,778)                 (24,768)
    Additional paid-in capital                                                          18,374                   11,534
    Other comprehensive loss                                                                -                      (687)
    Retained deficit                                                                  (178,895)                  (3,911)
                                                                           -------------------   ----------------------
Total shareholders' equity (deficit)                                                  (120,009)                  44,132
                                                                           -------------------   ----------------------
Total liabilities and shareholders' equity (deficit)                       $           848,136   $            1,002,962
                                                                           ===================   ======================


See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands, except per share data)
                                                                       Year Ended December 31,
                                                               2002               2001               2000
                                                             --------------------------------------------------
Operating revenues:
   Scheduled service                                         $   886,579        $     820,666       $   753,301
   Charter                                                       309,242              359,770           435,262
   Ground package                                                 35,687               52,182            59,848
   Other                                                          45,862               42,866            43,142
                                                             -----------        -------------       -----------
Total operating revenues                                       1,277,370            1,275,484         1,291,553
                                                             -----------        -------------       -----------
Operating expenses:
  Salaries, wages and benefits                                   355,201              325,153           297,012
  Fuel and oil                                                   206,574              251,333           274,820
  Aircraft rentals                                               190,148               98,988            72,145
  Handling, landing and navigation fees                          110,528               88,653            97,414
  Depreciation and amortization                                   76,727              121,327           125,041
  Crew and other employee travel                                  54,774               59,278            65,758
  Aircraft maintenance, materials and repairs                     52,254               61,394            70,432
  Other selling expenses                                          43,934               41,601            36,650
  Advertising                                                     40,028               26,421            22,016
  Passenger service                                               38,345               43,856            45,571
  Insurance                                                       33,981               10,675             7,733
  Ground package cost                                             27,882               42,160            50,903
  Commissions                                                     23,326               34,789            39,065
  Facilities and other rentals                                    22,624               20,241            15,817
  Special charges                                                      -               21,525                 -
  Aircraft impairments and retirements                            66,787              118,868                 -
  Goodwill impairment                                              6,893                    -                 -
  U.S. Government grant                                           16,221              (66,318)                -
  Other                                                           71,180               67,410            68,606
                                                             -----------        -------------       -----------
Total operating expenses                                       1,437,407            1,367,354         1,288,983
                                                             -----------        -------------       -----------
Operating income (loss)                                         (160,037)             (91,870)            2,570

Other income (expense):
  Interest income                                                  2,829                5,331             8,389
  Interest expense                                               (35,746)             (30,082)          (31,452)
  Other                                                           (1,260)                 554               562
                                                             -----------        -------------       -----------
Other expenses                                                   (34,177)             (24,197)          (22,501)
                                                             -----------        -------------       -----------
Loss before income taxes                                        (194,214)            (116,067)          (19,931)
Income tax credit                                                (24,950)             (39,750)           (4,607)
                                                             -----------        -------------       -----------
Net loss                                                        (169,264)             (76,317)          (15,324)


Preferred stock dividends                                         (5,720)              (5,568)             (375)
                                                             -----------        -------------       -----------
Loss available to common shareholders                        $  (174,984)       $     (81,885)      $   (15,699)
                                                             ===========        =============       ===========

Basic earnings per common share:
Average shares outstanding                                    11,711,906            11,464,125        11,956,532
Net loss per common share                                    $    (14.94)       $       (7.14)      $     (1.31)
                                                             ===========        =============       ===========

Diluted earnings per common share:
Average shares outstanding                                    11,711,906            11,464,125        11,956,532
Net loss per common share                                    $    (14.94)       $       (7.14)      $     (1.31)
                                                             ===========        =============       ===========

See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS'
                                                          EQUITY (DEFICIT)
                                                       (Dollars in thousands)

                               Redeemable                        Additional    Deferred        Other       Retained       Total
                                Preferred    Common   Treasury    Paid-in    Comprehensive  Comprehensive  Earnings   Shareholders'
                                  Stock      Stock     Stock      Capital        ESOP         Income       (Deficit) Equity(Deficit)
                                 ------     -------  --------     -------        -----        -----       ---------- --------------
Balance, December 31, 1999       $     -   $55,826  $(10,500)      $12,910        $(533)      $    -     $   93,673      $ 151,376
                                 ------    -------  --------       -------        -----       ------     ----------      ---------

Net loss                               -         -         -             -            -            -        (15,324)       (15,324)

Issuance of redeemable
preferred stock                   80,000         -         -             -            -            -              -              -

Issuance of common stock for
ESOP                                   -         -         -           276          533            -              -            809


Preferred dividends                    -         -         -             -            -            -           (375)          (375)

Restricted stock grants                -        67       (14)           17            -            -              -             70


Stock options exercised                -     2,937         -        (1,356)           -            -              -          1,581


Purchase of treasury stock             -         -   (14,050)            -            -            -              -         (14,050)

Disqualifying disposition of
stock                                  -         -         -           411            -            -              -            411


Acquistions of businesses              -       182         -           (26)           -            -              -            156
                                  ------    -------  --------       -------        -----       -----      ----------      ---------

Balance as of December 31, 2000   80,000    59,012   (24,564)       12,232            -            -         77,974        124,654
                                 =======   =======   ========     =========       =====        =====      =========       =========

Net loss                               -         -         -             -            -            -        (76,317)       (76,317)

Net loss on derivative
instruments, net of  tax               -         -         -             -            -         (687)             -           (687)
                                                                                                ----        -------          ------


Total comprehensive loss               -         -         -             -            -         (687)       (76,317)       (77,004)
                                                                                                ----        -------          ------


Preferred dividends                    -         -         -             -            -            -         (5,568)        (5,568)


Restricted stock grants                -        40        (8)           10            -            -              -             42


Stock options exercised                -     2,912         -        (1,242)           -            -              -          1,670


Purchase of treasury stock             -         -      (196)            -            -            -              -           (196)

Disqualifying disposition of
stock                                  -         -         -           534            -            -              -            534
                                  ------    -------  --------       -------        -----       -----      ----------      ---------

Balance as of December 31, 2001   80,000    61,964   (24,768)       11,534            -         (687)        (3,911)        44,132
                                 =======   =======   ========     =========       ======       =====      =========       =========

Net loss                                 -         -           -            -         -            -       (169,264)      (169,264)

Net gain on derivative
instruments, net of tax                  -         -           -            -         -          687              -            687
                                                                                                ----        -------          ------


Total comprehensive loss                 -         -           -            -         -          687       (169,264)      (168,577)
                                                                                                ----        -------          ------


Preferred dividends                      -         -           -            -         -            -         (5,720)        (5,720)


Restricted stock grants                  -        13        (10)            4         -            -              -              7


Payment of liability with stock          -     2,445           -        (295)         -            -              -          2,150


Stock options exercised                  -       868           -        (419)         -            -              -            449


Warrants issued with ATSB loan           -         -           -        7,424         -            -              -          7,424

Disqualifying disposition of
stock                                    -         -           -          126         -            -              -            126

Accrued preferred stock
dividends                            2,485         -           -            -         -            -              -              -
                                    ------    -------  --------       -------      -----       ------    ----------      ---------

Balance as of December 31, 2002    $82,485   $65,290   $(24,778)    $  18,374     $   -       $    -     $(178,895)      $(120,009)
                                   =======   =======   ========     =========     ======      =======    =========       =========

 See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)

                                                                        Year Ended December 31,
                                                             2002               2001               2000
                                                          -------------------------------------------------
Operating activities:

Net loss                                                  $(169,264)         $ (76,317)          $ (15,324)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
     Depreciation and amortization                           76,727            121,327             125,041
     Aircraft impairments and retirements                    66,787            118,868                   -
     Goodwill impairments                                     6,893
     Deferred income tax credit                              (8,697)           (40,848)             (3,990)
     Other non-cash items                                    39,817              1,843               4,324
Changes in operating assets and liabilities:
     U.S. Government grant receivable                        16,221            (21,861)                  -
     Other receivables                                      (27,552)             3,420              (4,506)
     Inventories                                             (7,411)           (11,586)            (15,191)
     Prepaid expenses and other current assets              (24,701)             5,940              (2,466)
     Accounts payable                                        (3,260)            16,882             (10,168)
     Air traffic liabilities                                 (6,265)            (6,092)             13,543
     Accrued expenses                                       (18,309)            32,848              20,429
                                                          ---------          ---------           ---------
     Net cash provided by (used in) operating activities    (59,014)           144,424             111,692
                                                          ---------          ---------           ---------

Investing activities:

Aircraft pre-delivery deposits                              149,510            (30,781)           (116,978)
Capital expenditures                                        (59,346)          (119,798)           (146,523)
Noncurrent prepaid aircraft rent                            (12,304)           (17,180)            (16,811)
Investment in BATA                                           18,632             27,343                   -
(Additions) reductions to other assets                       (7,985)            10,474             (10,593)
Proceeds from sales of property and equipment                   424                151                  68
                                                          ---------          ---------           ---------
   Net cash provided by (used in) investing activities       88,931           (129,791)           (290,837)
                                                          ---------          ---------           ---------

Financing activities:

Preferred stock dividends                                    (3,235)            (5,568)               (375)
Proceeds from sale/leaseback transactions                     2,253              5,229              10,791
Proceeds from short-term debt                                56,858             71,537              90,825
Payments on short-term debt                                (167,839)           (44,123)                  -
Proceeds from long-term debt                                363,040            219,422              33,117
Payments on long-term debt                                 (235,352)          (207,294)            (13,998)
Increase in restricted cash                                 (30,360)                 -                   -
Proceeds from stock option exercises                            449              1,670               1,822
Proceeds from redeemable preferred stock                          -                  -              80,000
Purchase of treasury stock                                      (10)              (204)            (14,064)
                                                          ---------          ---------           ---------
   Net cash provided by (used in) financing activities      (14,196)            40,669             188,118
                                                          ---------          ---------           ---------

Increase in cash and cash equivalents                        15,721             55,302               8,973
Cash and cash equivalents, beginning of period              184,439            129,137             120,164
                                                          ---------          ---------           ---------
Cash and cash equivalents, end of period                  $ 200,160          $ 184,439           $ 129,137
                                                          =========          =========           =========

Supplemental disclosures:

Cash payments for:

    Interest                                              $  42,102          $  44,839           $  31,628
    Income taxes (refunds)                                $   1,572          $  (9,721)          $     579

Financing and investing activities not affecting cash:

    Capital lease                                         $       -          $       -           $     117
    Accrued capital interest                              $ (10,487)         $   7,465           $   7,890
    Notes payable                                         $   2,427          $       -           $       -
    Issuance of warrants                                  $   7,424          $       -           $       -

See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements include the accounts of ATA Holdings Corp., formerly Amtran Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company operates principally in one business segment through ATA Airlines, Inc. , formerly American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 90% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger air services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are carried at cost, which approximates market, and are primarily comprised of money market funds and investments in U.S. Treasury repurchase agreements. (See "Note 3 - Cash and Cash Equivalents.")

Inventories

Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over the related fleet's estimated useful service life. The obsolescence allowance at December 31, 2002 and 2001 was $14.7 million and $10.9 million, respectively. Inventories are charged to expense when consumed.

Investment in BATA, LLC

The Company has a limited liability company agreement with Boeing Capital Corporation ("BCC") forming BATA Leasing LLC ("BATA"), a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and its share of the income or loss of BATA. As of December 31, 2002, the Company has transferred 23 of its original fleet of 24 Boeing 727-200 aircraft to BATA.

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

Passenger Traffic Commissions

Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid in advance and not yet recognized as expense are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Reclassifications

Certain 2001 balance sheet amounts have been reclassified to conform to the 2002 presentation.

Property and Equipment

Property and equipment are recorded at cost and are depreciated to residual values over their estimated useful service lives using the straight-line method. The estimated useful service lives for the principal depreciable asset classifications are as follows:

Asset                                       Estimated Useful Service Life
-----                                       -----------------------------
Aircraft and related equipment

Lockheed L-1011 (Series 50 and 100)         Depreciating to individual aircraft
                                            retirement date (2003-2004)
                                            (See "Note 15 - Fleet Impairment.")


Lockheed L-1011 (Series 500)                Depreciating to common retirement
                                            date of December 2010

Boeing 737-800                              All aircraft are subject to
                                            operating leases

Boeing 757-200                              All aircraft are subject to
                                            operating leases

Boeing 757-300                              All aircraft are subject to
                                            operating leases

SAAB 340B                                   15 years

Major rotable parts, avionics and           Life of equipment to which
assemblies                                  applicable(generally ranging
                                            from 5-18 years)

Improvements to leased flight equipment     Period of benefit or term of lease

Other property and equipment                3-7 years

Aircraft Lease Return Conditions

The Company finances a significant number of aircraft through operating leases. Many of these leases require that the airframes and engines be in a specified maintenance condition upon their return to the lessor at the end of the lease. If these return conditions are not met by the Company, the leases generally require financial compensation to the lessor. When an operating lease is within five years of its initial termination date, the Company accrues ratably over that five years, if estimable, the total estimated return condition obligation or the total estimated costs that will be incurred by the Company to render the aircraft in a suitable return condition per the contract.

Airframe and Engine Overhauls

The Company has entered into engine manufacturers' maintenance agreements for engines which power the Boeing 737-800, Boeing 757-200, Boeing 757-300 and SAAB 340B fleets, which provide for the Company to pay a monthly fee per engine flight hour in exchange for major overhaul and maintenance of those engines. The Company expenses the cost per flight hour under these agreements as incurred. The cost of engine overhauls for remaining fleet types, and the cost of airframe overhauls for all fleet types other than the SAAB 340B, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft retirement dates, for both owned and leased aircraft. This accounting treatment was also applied to Boeing 757-200 engine overhauls completed prior to October 2001, the effective date of the engine manufacturers' maintenance agreement for this fleet. Airframe overhauls for SAAB 340B aircraft are expensed as incurred.

Aircraft Pre-delivery Deposits

Advance payments for future aircraft deliveries scheduled within the next 12 months are classified as current aircraft pre-delivery deposits in the accompanying consolidated balance sheets, as the aircraft will be acquired and paid for by third parties who will lease them to the Company. Advance payments for future aircraft deliveries not scheduled within the next 12 months are classified as deposits and other assets. As of December 31, 2002 and 2001, deposits and other assets included advanced payments for future aircraft and engine deliveries totaling $4.4 million and $4.1 million, respectively.

Restricted Cash

Restricted cash consists of deposits held to secure outstanding stand-by letters of credit currently provided by the Company. While the existing letters of credit mature within the next 12 months, management believes it is likely that the letters of credit will be renewed and has classified the restricted cash as a long-term asset on the balance sheet as of December 31, 2002.

Intangible Assets

Goodwill, which represents the excess of cost over fair value of net assets acquired, was amortized on a straight-line basis over 20 years, until January 1, 2002, when the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The Company now annually tests goodwill and other intangible assets deemed to have indefinite lives for impairment. The Company's policy is to record an impairment charge when it is determined that an asset's carrying value may not be recoverable.

Financial Instruments

The carrying amounts of cash equivalents, receivables and variable-rate debt approximate fair value. (See "Note 5 - Debt.") The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements. The carrying value of the Company's unsecured senior notes of $300 million had an aggregate estimated fair value of $124.5 million and $226.4 million based upon dealer-quoted prices at December 31, 2002, and December 31, 2001, respectively.

Advertising

The Company expenses advertising costs in the period incurred.

Stock Based Compensation

During 1996, the Company adopted the disclosure provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

There were no options granted by the Company in 2002. The weighted-average fair value of options granted during 2001 and 2000 is estimated at $5.44 and $6.02 per share, respectively, on the grant date. These estimates were made using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 3.59% and 5.06%; expected market price volatility of 0.62 and 0.51; weighted-average expected option life of 1.04 years and 0.94 years; estimated forfeitures of 10.8% and 6.0%; and no dividends.

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:


                                                              2002              2001              2000
                                                        -------------------------------------------------
                                                                (In thousands, except per share data)
Net loss available to common shareholders as
reported                                                $   (174,984)      $   (81,885)      $   (15,699)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects                                      (140)           (1,188)           (3,182)
                                                            --------           -------           -------
Net loss available to common shareholders pro forma         (175,124)          (83,073)          (18,881)
                                                            ========           =======           =======


Basic and Diluted loss per share as reported                  (14.94)            (7.14)            (1.31)
                                                            ========           =======           =======
Basic and Diluted loss per share pro forma                    (14.95)            (7.25)            (1.58)
                                                            ========           =======           =======

2. State of the Industry and the Company

On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage in New York City, Washington, D.C. and western Pennsylvania. In response to these attacks, on September 11, 2001 the FAA temporarily suspended all commercial flights to, from and within the United States until September 13, 2001. The Company resumed limited flight operations on September 13, 2001, with the exception of flights to and from Chicago-Midway Airport, which commenced partial operations on September 14, 2001. From September 11, 2001 to September 14, 2001, the Company canceled over 800 scheduled flights.

The terrorist attacks of September 11, 2001 and generally weak economic conditions have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in 2001 and 2002. During 2002, two major air carriers, US Airways Group and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers are seeking to recover, at least partially, by reducing their seat capacity. As this is accomplished by eliminating aircraft from operating fleets, the fair value of aircraft may be adversely affected. The Company has recorded substantial charges to earnings resulting from fleet retirements and impairments over the past two years. However, during the period the Company has substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft. These new Boeing aircraft are all leased and have higher fixed ownership costs than the older fleets. The Company made large operating lease payments on these aircraft in early 2003, which caused a substantial decrease in the Company's cash balance since December 31, 2002. In addition, since all of these aircraft are leased, the Company has pledged receivables and other assets to secure debt, leaving the Company with few unencumbered assets. The industry and the Company have also been adversely impacted by substantially higher insurance costs, and higher passenger security costs.

The Company has benefited from some of the U.S. Government's initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly-established Air Transportation Stabilization Board ("ATSB").

The Company had recorded $66.3 million in U.S. Government grant compensation as of December 31, 2001. This estimate was based on guidance available from the DOT at the time for identifying those expenses it deemed reimbursable. Throughout 2002, the Company discussed the calculation with the DOT, and as of December 31, 2002 had reversed approximately $16.2 million ($15.2 million in the second quarter and $1.0 million in the fourth quarter) of that revenue and revised its estimate of total U.S. Government grant compensation to $50.1 million. In early 2003, the Company received the last cash installment of grant reimbursement from the U.S. Government, consistent with that estimate.

In November 2002, the Company also obtained a $168.0 million secured term loan, of which $148.5 million was guaranteed by the ATSB. The net proceeds of the term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing revolving bank credit facility and to collateralize new letters of credit, previously secured by the bank facility. The remainder of the proceeds of approximately $104.7 million will be used for general corporate purposes. In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to other loan participants to purchase up to 0.2 million shares of its common stock, in each case at an exercise price of $3.53 per share over a term of ten years. (See "Note 5 - Debt" and "Note 9 - Shareholders' Equity (Deficit)" for additional information about the loan.)

While the Company believes that adverse industry conditions are likely to continue throughout 2003, the Company's management believes it has a viable plan to ensure sufficient cash to fund operations during the next 12 months. In addition to the assistance the Company has already received in the form of U.S. Government grant compensation and the secured term loan, the plan calls for focusing marketing efforts on those routes where the Company believes it can be a leading provider and implementing a number of cost-saving initiatives the

Company believes will enhance its low-cost advantage. Although the Company believes the assumptions underlying its 2003 financial projections are reasonable, there are significant risks which could cause the Company's 2003 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain outcome of the two major airline bankruptcies filed in 2002, the possibility of other airline bankruptcy filings, and the uncertain outcome and geopolitical impact of the conflict in the Middle East.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:


                                                      December 31,
                                                2002             2001
                                           ----------------------------------
                                                     (in thousands)
Cash and money market funds                $   176,404      $   180,388
U.S. Treasury repurchase agreements             23,756            4,051
                                           ----------------------------------
                                            $  200,160      $   184,439
                                           ==================================



4. Property and Equipment

The Company's property and equipment consist of the following:

                                                                            December 31,
                                                                      2002             2001
                                                                -----------------------------
                                                                         (in thousands)
Flight equipment, including airframes, engines and other        $    312,652    $     327,541
Less accumulated depreciation                                         94,173           58,396
                                                                -------------   -------------
                                                                     218,479          269,145
                                                                -------------   -------------
Facilities and ground equipment                                      134,355          119,975
Less accumulated depreciation                                         87,207           74,177
                                                                -------------   -------------
                                                                      47,148           45,798
                                                                -------------   -------------
                                                                $    265,627    $     314,943
                                                                =============   =============

Depreciation and amortization expense related to property and equipment was $68.9 million, $113.3 million and $118.5 million for 2002, 2001 and 2000, respectively.

5.       Debt

Debt consists of the following:


                                                                                         December 31,
                                                                                       2002         2001
                                                                                   --------      --------
                                                                                      (in thousands)

Partially guaranteed term loan, variable rate of LIBOR plus a margin,              $168,000      $      -
averaging 2.8% in 2002, payable in varying installments from November
2003 through November 2008


Unamortized discount on partially guaranteed term loan                               (7,400)            -

Unsecured Senior Notes, fixed rate of 10.5%, payable in August 2004                 175,000       175,000


Unsecured Senior Notes, fixed rate of 9.625%, payable in December 2005              125,000       125,000


Aircraft pre-delivery deposit finance facilities, variable rates of LIBOR plus
3.0% to 3.25%, averaging 4.1% in 2002 and 6.2% in 2001,
payable upon delivery of aircraft                                                     8,384       118,239


Secured note payable to institutional lender, variable rate of LIBOR plus 2.0%, averaging 5.0% in 2002 and 6.7% in 2001, payable in varying
installments through October 2005                                                     7,675         9,375


Secured note payable to institutional lender, variable rate of LIBOR plus 2.0%, averaging 5.0% in 2002 and 6.7% in 2001, payable in varying
installments through March 2005                                                       6,683         8,383


Mortgage note payable to institutional lender, fixed rate of 8.75%,
payable in varying installments through June 2014                                     9,080         9,538


Mortgage note payable to institutional lender, fixed rate of 8.30%,
payable in varying installments through June 2014                                     6,915         7,280


City of Chicago variable rate (averaging 1.5% in 2002 and 2.7% in 2001)
special facility revenue bonds, payable in December 2020                              6,000         6,000



Borrowings against secured revolving bank credit facility                                 -        35,000


Other                                                                                 4,091         3,777
                                                                                   --------      --------
                                                                                    509,428       497,592

Less current maturities and short-term debt                                          22,575       124,059
                                                                                   --------      --------
                                                                                   $486,853      $373,533
                                                                                   ========      ========

On November 20, 2002, the Company obtained a $168.0 million secured term loan, of which $148.5 million is guaranteed by the Air Transportation Stabilization Board. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2003 with escalation to 9.5% on the outstanding guaranteed principal balance in 2004 through 2008 are payable quarterly. The net proceeds of the term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing revolving bank credit facility and to collateralize new letters of credit, previously secured by the bank facility. Upon repayment of the borrowings and letters of credit, the revolving bank credit facility terminated, and any assets previously held as collateral were released. The additional secured term loan proceeds of approximately $104.7 million will be used for general corporate purposes. The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, certain aircraft, spare engines, and rotable parts. The receivables had a carrying amount of approximately $44.2 million as of December 31, 2002. The aircraft, spare engines and parts consist of three Lockheed L-1011-500 aircraft, nine Lockheed L-1011-50 and 100 aircraft, two Saab 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotable parts, which have a combined carrying amount of approximately $95.6 million as of December 31, 2002. In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to other loan participants to purchase up to 0.2 million shares of its common stock, in each case at an exercise price of $3.53 per share over a term of ten years. The Company has allocated $7.4 million as the total value of warrants issued. (See "Note 9 - Shareholders' Equity (Deficit).") The effective rate on the secured term loan, due to the issuance of the warrants, was 3.2% as of December 31, 2002.

In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. The Company sold an additional $75.0 million principal amount of these notes in December 1999. Interest on these notes is payable on February 1 and August 1 of each year. Effective August 1, 2002, the Company may redeem the notes, in whole or in part, initially at 105.25% of their principal amount plus accrued interest, declining ratably to 100.0% of their principal amount plus accrued interest at maturity.

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

In June 1999, the Company obtained an $8.0 million loan at 8.30% secured by a 15-year mortgage on the new Maintenance and Operations Center. This building has a carrying amount of $7.8 million as of December 31, 2002.

In March and October 2000, the Company issued two $11.5 million variable rate five-year notes, each collateralized by one Lockheed L-1011-500 aircraft. The related aircraft have a combined carrying amount of $22.6 million as of December 31, 2002.

In September 2000, the Company obtained a $10.0 million, 14-year loan at 8.75%, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The building has a carrying amount of $8.2 million as of December 31, 2002.

In December 2000, the Company entered into three finance facilities to fund pre-delivery deposits on the new Boeing 757-300 and Boeing 737-800 aircraft. The

Company obtained the first facility from Banca Commerciale Italiana which provided up to $75.0 million in pre-delivery deposit funding that matured on December 31, 2002. The Company obtained a second facility from GE Capital Aviation Services, Inc. which provided for up to approximately $58.2 million in pre-delivery deposit funding that matured on December 31, 2002. The third facility, obtained from Rolls-Royce Plc., provides up to $40.0 million in pre-delivery deposits and matures on August 31, 2003. As of December 31, 2002 and 2001, the Company had borrowed $8.4 and $118.2 million on these facilities. This debt has been classified as current in the accompanying balance sheets, because it will be repaid through the return of related pre-delivery deposits on aircraft scheduled for delivery within 12 months of each balance sheet date, as the aircraft will be acquired and paid for by third parties who will lease them to the Company. Interest on these facilities is payable monthly.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility which provides for maximum borrowings of $200.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of ATA, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. During 2001, the Company borrowed against this facility to temporarily finance three 757-300 aircraft. These aircraft were permanently financed with long-term operating leases in the fourth quarter of 2001. During 2002, the Company borrowed against this facility to temporarily finance one 737-800 aircraft and three 757-300 aircraft. These aircraft were permanently financed with long-term operating leases in the first and second quarters of 2002. The company had no borrowings against this bridge financing facility as of December 31, 2002 and 2001.

The unsecured senior notes, guaranteed term loan, and other loans secured by certain collateral are subject to restrictive covenants, including, among other things, limitations on the incurrence of additional indebtedness; the payment of dividends; certain transactions with shareholders and affiliates; and the creation of liens on or other transactions involving certain assets. In addition, certain covenants require specified financial ratios to be maintained. The guaranteed term loan and certain other loans contain cross-default provisions.

Future maturities of long-term debt are as follows:


                                          December 31, 2002
                                          -----------------
                                           (in thousands)
2003                                         $ 22,575

2004                                          208,545

2005                                          162,674

2006                                           30,451

2007                                           30,026

Thereafter                                     62,557
                                             --------
    Total cash payments                       516,828
Less amount representing discount               7,400
                                             --------
    Total balance outstanding
    at December 31, 2002                     $509,428
                                             ========

Interest capitalized in connection with long-term asset purchase agreements and construction projects was $7.8 million, $29.0 million and $15.3 million in 2002, 2001, and 2000, respectively. The capitalized interest includes $1.4 million, $14.7 million and $7.9 million in 2002, 2001 and 2000, respectively, of interest to be paid to Boeing upon delivery of certain Boeing 737-800 and Boeing 757-300 aircraft in lieu of the Company making additional pre-delivery deposits, as allowed by the purchase agreement.

6. Lease Commitments

At December 31, 2002, the Company had the following operating aircraft leases:


                                        Total Leased     Initial Lease Expirations     Initial Lease Terms
                                        ------------     -------------------------     -------------------
Lockheed L-1011-100                           1                     2003                    60 months
Boeing 727-200 (1)                            1                     2003                    72 months
Boeing 757-200                               16            Between 2003 and 2022          1 to 22 years
Boeing 757-300                               10                2021 and 2022                20 years
Boeing 737-800                               30            Between 2016 and 2022         15 to 20 years
SAAB 340B                                    15                2009 and 2012                9.5 years
Engines - Lockheed L-1011-500                 6                2006 and 2007                 7 years
Engines - Boeing 757-200                      5            Between 2008 and 2011          9 to 15 years
Engines - Boeing 757-300                      2                     2024                   22.5 years
Engines - Boeing 737-800                      2                     2021                    20 years

(1) As of December 31, 2002, this aircraft has been retired from revenue service, but the Company remains obligated on the lease.

The Company is responsible for all maintenance costs on these aircraft and engines, and it must meet specified airframe and engine return conditions upon lease expiration.

As of December  31,  2002,  the Company had other  long-term  leases  related to certain ground facilities, including terminal space and maintenance facilities and certain ground equipment, with lease terms that vary from 2 to 45 years and expire at various dates through 2040. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership, nor do they contain options to purchase.

The Company leases its headquarters facility from the Indianapolis Airport Authority under an operating lease agreement, which expired in December 2002. The Company exercised an option to extend the lease another five years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

Future minimum lease payments at December 31, 2002, for noncancelable operating leases with initial terms of more than one year are as follows:


                                        Facilities
                          Flight        and Ground
                         Equipment       Equipment       Total
                     ----------------------------------------------
                                     (in thousands)

2003                 $   279,554      $   13,565       $    293,119


2004                     266,809          12,987            279,796


2005                     258,172          10,629            268,801


2006                     247,723           9,589            257,312


2007                     251,292           9,286            260,578


Thereafter             2,245,812          29,205          2,275,017
                     -----------       ---------       ------------
                     $ 3,549,362       $  85,261       $  3,634,623
                     ===========       =========       ============


Rental expense for all operating leases in 2002, 2001 and 2000 was $212.8 million, $119.2 million and $88.0 million, respectively.

7. Income Taxes

The provision for income tax credit consisted of the following:


                                                                    December 31,
                                                        2002            2001            2000
                                                    -------------------------------------------
                                                                   (In thousands)
Federal:
    Current                                          $  (15,743)     $    4,070      $       -
    Deferred                                             (6,888)        (40,546)        (4,278)
                                                      ----------      ----------      ---------
                                                        (22,631)        (36,476)        (4,278)
State:
    Current                                                 306             510            328
    Deferred                                             (2,625)         (3,784)          (657)
                                                      ----------      ----------      ---------
                                                         (2,319)         (3,274)          (329)
                                                      ----------      ----------      ---------
Income tax credit                                    $  (24,950)     $  (39,750)     $  (4,607)
                                                     ==========      ==========      =========


The income tax credit differed from the amount obtained by applying the statutory federal income tax rate to loss before income taxes as follows:


                                                                           December 31,
                                                            2002               2001                 2000
                                                      ----------------------------------------------------
                                                                             (In thousands)

Federal income tax credit at statutory rate           $  (67,975)          $  (40,626)         $   (6,841)

State income tax credit net of federal benefit            (4,108)              (2,328)               (143)

Non-deductible expenses                                    2,393                2,041               1,872

Valuation allowance                                       43,324                    -                   -

Other, net                                                 1,416                1,163                 505
                                                       ----------           ----------          ----------
Income tax credit                                     $  (24,950)          $  (39,750)         $   (4,607)
                                                       ==========           ==========          ==========


Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax liability and asset components are as follows:


                                                                                      December 31,
                                                                                2002              2001
                                                                                     (In thousands)
Deferred tax liabilities:

     Property and equipment                                                 $  15,353           $ 35,031

     Other taxable temporary differences                                            -                342
                                                                             ---------           --------
         Deferred tax liabilities                                              15,353             35,373
                                                                             ---------           --------
Deferred tax assets:

     Tax benefit of net operating loss carryforwards                           40,766                383

     Alternative minimum tax and other tax credit carryforwards                 1,261             19,528

     Vacation pay accrual                                                       6,526              4,723

     Deferred rent expense                                                      3,985                  -

     Other deductible temporary differences                                     6,139              2,042
                                                                             ---------           --------
         Deferred tax assets                                                   58,677             26,676
                                                                             ---------           --------
Valuation allowance                                                           (43,324)                 -
                                                                             ---------           --------
         Net deferred tax liability                                         $       -           $  8,697
                                                                             =========           ========

Deferred taxes classified as:

     Current asset                                                          $        -          $  4,958

     Non-current liability                                                  $        -          $ 13,655

As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under accounting principles generally accepted in the United States that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other tax strategies, the Company has recorded a full valuation allowance against its net deferred asset of $43.3 million. Also as of December 31, 2002, the Company has a income tax refund receivable of $15.8 million. Payment for this refund was received in March 2003.

Approximately $108.6 million of net operating loss carryover remains as of December 31, 2002. Its use is limited to future taxable income of the Company. The carryover will expire starting in 2020.

8. Retirement Plan

The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees immediately upon hire. The Company has elected to contribute an amount equal to 60.0% in 2002, 55.0% in 2001 and 50.0% in 2000, of the amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 2002, 2001 and 2000 were $5.2 million, $4.7 million and $3.9 million, respectively.

Effective January 1, 2003, the Company will have a defined contribution pension plan for cockpit crewmember employees that will be fully funded by the Company. In the 2003 plan year, the Company will contribute between 4.0% and 6.5% of a cockpit crewmember's eligible earnings, depending on years of service with the Company. The contribution percentages increase in future plan years. New cockpit crewmembers will be eligible for the plan immediately upon hire, but contributions vest after five years of service. The Company estimates that contribution expense for this plan in 2003 will be approximately $5.2 million.

9. Shareholders' Equity (Deficit)

Since 1994, the Company's Board of Directors has approved the repurchase of up to 1,900,000 shares of the Company's common stock. As of December 31, 2002, the Company had repurchased 1,711,440 common shares at a cost of $24.8 million.

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

A summary of common stock option changes follows:


                                                      Number        Weighted-Average
                                                     of Shares       Exercise Price
                                                     ---------     -----------------
Outstanding at December 31, 1999                     2,493,160     $          13.41
                                                    ---------     -----------------
     Granted                                           638,550                15.69

     Exercised                                        (183,906)                8.61

     Canceled                                          (37,331)               17.88
                                                     ---------     -----------------
Outstanding at December 31, 2000                     2,910,473                14.19
                                                     ---------     -----------------
     Granted                                           106,600                12.21

     Exercised                                        (181,949)                9.18

     Canceled                                         (121,075)               21.60
                                                     ---------     -----------------
Outstanding at December 31, 2001                     2,714,049                14.14
                                                     ---------     -----------------
     Granted                                                 -                    -

     Exercised                                         (54,261)                8.27

     Canceled                                         (272,013)               19.13

Outstanding at December 31, 2002                     2,387,775     $          13.71
                                                     =========     ================

Options exercisable at December 31, 2000             1,741,092     $          11.51
                                                     =========     ================

Options exercisable at December 31, 2001             2,528,633     $          13.80
                                                     =========     ================

Options exercisable at December 31, 2002             2,329,076     $          13.69
                                                     =========     ================

Options outstanding at December 31, 2002 expire from January 2003 to November 2011. A total of 3,112,671 shares are reserved for future grants as of December 31, 2002, under the 1993, 1996 and 2000 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Range of Exercise Prices                                     $6 - 8             $9 - 14             $15 - 19           $20 - 27
------------------------                                     ------             -------             --------           --------
Options outstanding:
  Weighted-Average Remaining Contractual Life              5.1 years           4.6 years           5.6 years          6.0 years
  Weighted-Average Exercise Price                          $    7.97           $    9.47           $   15.80          $   26.04
  Number                                                     196,000           1,207,925             575,700            408,150

Options exercisable:
  Weighted-Average Exercise Price                          $    7.97           $    9.44           $   15.82          $   26.07
  Number                                                     196,000           1,190,592             536,334            406,150

In November 2002, in connection with the guaranteed term loan agreement (See "Note 5 - Debt"), the Company issued 1,478,059 warrants to the Air Traffic Stabilization Board and 194,089 warrants to other loan participants. The warrants provide for the purchase of shares of the Company's common stock at an exercise price of $3.53 per share and a term of ten years. Upon valid exercise, the holders of the warrants are entitled to the representative shares assigned to the warrants which expire in November 2012. For accounting purposes, the warrants were valued at $7.4 million, or $4.44 per share. This estimate was made using the Black-Scholes warrant pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 3.32%; expected market price volatility of 0.68; weighted-average expected warrant life of 10 years; and no dividends.

The Black-Scholes warrant valuation model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, warrant valuation models use highly subjective assumptions, including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

As of December 31, 2002, the Company has 6,699,305 common stock shares reserved for issuance in relation to its outstanding stock options, warrants, and convertible redeemable preferred stock. (See "Note 10 - Redeemable Preferred Stock.")

10.  Redeemable Preferred Stock

In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The Series B Preferred is convertible into shares of the Company's common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B Preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount plus cumulative unpaid dividends, if any, at the mandatory redemption date of September 20, 2015. Shares of Series B Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series B Preferred; (2) if six quarterly dividends go unpaid, the owner of Series B Preferred, together with the owner of Series A Preferred (as defined below) and the owners of any other preferred stock ranking equal to Series B Preferred, will be entitled to elect at the next annual shareholders meeting 25% of the Company's Board of Directors, but no less than two directors; and (3) increases in the number of authorized shares of Series B Preferred and authorizations of preferred stock ranking senior to Series B Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock.

Also, in the last half of 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance plus cumulative unpaid dividends, if any. Prior to the third anniversary of issuance, the Company may redeem the Series A Preferred with net proceeds of a public offering of the Company's common stock. Shares of Series A Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series A Preferred; (2) if three semiannual dividends go unpaid, the owner of Series A Preferred, together with the owner of Series B Preferred and the owners of any other preferred stock ranking equal to Series A Preferred, will be entitled to elect at the next annual shareholders' meeting, 25% of the Company's Board of Directors, but no less than three directors; (3) approval of (a) an acquisition by the Company or one of its subsidiaries of assets and liabilities from a third party the net asset value of which equals 10% of the Company's net consolidated assets in its most recent publicly available balance sheet, or (b) a merger by the Company or one of its subsidiaries with a third party involving an acquisition or disposition of more than 10% of the Company's consolidated net assets in its most recent publicly available balance sheet (other than a disposition of all the Company's L-1011 or Boeing 727 aircraft) that, in either case, results in a downgrade of the Company's credit rating by Moody's to "C1" or by Standard & Poor's to "C+," unless the Company offers to redeem the Series A Preferred prior to that transaction at a price equal to the liquidation amount plus accrued and unpaid dividends to the redemption date; and (4) increases in the number of authorized shares of Series A Preferred and authorizations of preferred stock ranking senior to Series A Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock. The Company has the right on any date on which dividends are payable to exchange in whole but not in part subordinated notes for shares of Series A Preferred; the principal amount of any exchanged subordinated notes will equal the liquidation amount of the shares of Series A Preferred, plus any accrued and unpaid dividends.

The Company's unsecured senior notes contain certain financial covenants which limit the Company's ability to pay preferred stock dividends. As of December 31, 2002, the Company was restricted from paying preferred stock dividends under the covenant. Therefore, accrued preferred dividends of $2.485 million as of
December 31, 2002 have been combined with the preferred stock in the accompanying balance sheets.

11.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                            2002                    2001                  2000
                                                     --------------------------------------------------------------
Numerator:
    Net loss                                         $    (169,264,000)     $    (76,317,000)     $    (15,324,000)
    Preferred stock dividends                               (5,720,000)           (5,568,000)             (375,000)
                                                     -----------------      ----------------      ----------------

    Loss available to common shareholders -
    numerator for basic and diluted earnings per
    share                                            $    (174,984,000)     $    (81,885,000)     $   ( 15,699,000)
                                                     =================      ================      ===== ==========


Denominator:
    Denominator for basic and diluted earnings
    per share - adjusted weighted average shares           11,711,906             11,464,125            11,956,532
                                                     =================      ================      ================

Basic loss per share                                  $         (14.94)     $          (7.14)     $          (1.31)
                                                      =================      ================      ================

Diluted loss per share                               $          (14.94)     $          (7.14)     $          (1.31)
                                                     =================      ================      ================


In accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share," 1,914,486, 1,914,486, and 533,545 common stock equivalent shares upon conversion of convertible redeemable preferred stock in 2002, 2001, and 2000, respectively, have been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 59,400, 553,025, and 626,521 employee stock options in 2002, 2001, and 2000, respectively, was not included in the computation of diluted earnings per share because their effect would be antidilutive. In 2002 the impact of the 1,672,148 incremental shares from the assumed exercise of warrants issued in conjunction with the guaranteed term loan were not included in the computation of diluted earnings per share because their effect would be antidilutive.

12.  Commitments and Contingencies

In 2000, the Company entered into a purchase agreement with the Boeing Company to purchase directly from Boeing 10 new Boeing 757-300s and 20 new Boeing 737-800s. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The Company also received purchase rights for an additional 50 aircraft. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. As of December 31, 2002, the Company had taken delivery of 13 Boeing 737-800s and 10 Boeing 757-300s obtained directly from Boeing. All remaining aircraft to be purchased directly from Boeing are scheduled for delivery between July 2004 and December 2004. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and primarily short-term deposit finance facilities. As of December 31, 2002, the Company had $21.2 million in pre-delivery deposits outstanding for these aircraft, of which $8.4 million was provided by deposit finance facilities. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with deposit facilities will be used to repay those facilities.

In 2001, the Company entered into an agreement to exercise purchase rights on two Boeing 757-300 aircraft to be delivered in May and June 2003. The Company has purchase rights remaining for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The Company has operating lease agreements in place to lease 14 new Boeing 737-800s from International Lease Finance Corporation ("ILFC"). As of December 31, 2002, the Company had taken delivery of 12 Boeing 737-800s that are being leased from ILFC. The remaining aircraft under these operating lease agreements are currently scheduled for delivery in June 2003 and November 2003.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006.

The Company intends to finance all of these future aircraft and engine deliveries with operating leases. However, no such leases are in place as the Company has not received the aircraft or engines. The Company derived payments for these expected future lease obligations using leases for comparable aircraft currently in place. These estimated future payments follow:


                   Expected
                    Future
                    Lease
                  Obligations
                  -----------
                 (in thousands)


2003             $   5,155

2004                33,716

2005                56,440

2006                60,708

2007                56,011

Thereafter         604,780
                 ---------
                 $ 816,810
                 =========


In 2001, the Company entered into short-term operating leases with BATA to lease back nine Boeing 727-200 aircraft, all of which have terminated. The Company is subject to lease return conditions on these nine operating leases upon delivery of any related aircraft to a third-party by BATA. On January 31, 2003, BATA entered into a lease agreement with a third party lessee on one of the nine aircraft. The return conditions set forth in the short-term operating lease were satisfied by the completion of a cargo configuration on the aircraft. Management believes it is reasonably possible that a lessee or buyer will be identified for the remaining eight aircraft. The Company estimates that it could incur approximately $6.0 million of expense to meet the return conditions, if all eight of the aircraft were leased by BATA to third parties. If the aircraft are leased as cargo carriers, it is likely the lease return conditions will be satisfied by completing the cargo configuration on the aircraft. No liability was recorded for these return conditions as of December 31, 2002 as it is not probable that it will be paid.

In the Company's aircraft financing agreements, the Company typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities under these aircraft leases.

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

13.    Segment Disclosures

The Company identifies its segments on the basis of similar products and services. Through the first half of 2002, the Company identified two reportable segments. The airline segment derived its revenues primarily from the sale of scheduled service or charter air transportation and the ATALC segment derived its revenues from the sale of vacation packages, including air transportation, hotels and other ground arrangements.

On July 1, 2002, the Company outsourced the management operations of two of its ATALC brands, ATA Vacations and Travel Charter International ("TCI"), to Milwaukee-based The Mark Travel Corporation ("MTC"). MTC creates, advertises, takes reservations and delivers the services of ATA Vacations and TCI. MTC receives revenue from the package sales, and the Company receives a royalty fee from MTC. As a result of the outsourcing arrangement, this segment has a less material effect on the consolidated financial statements, and is no longer considered a reportable segment as of December 31, 2002.

The Company's revenues are derived principally from customers domiciled in the United States. The most significant component of the Company's property and equipment is aircraft and related improvements and parts. All aircraft are registered in the United States. The Company therefore considers all property and equipment to be domestic.

The U.S. Government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. Government revenues accounted for 13.9%, 13.1% and 14.6% of consolidated revenues for 2002, 2001 and 2000, respectively.

14. Fuel Price Risk Management

During 2002, 2001, and 2000, the Company entered into fuel hedge contracts to minimize the risk of fuel price fluctuation. During these years, the Company hedged fuel using heating oil swap agreements, which establish specific swap prices for designated periods.

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

In accordance with FAS 133, the Company accounted for its heating oil swap agreements as cash flow hedges. Upon the adoption of FAS 133, the fair value of the Company's fuel hedging contracts representing the amount the Company would pay if the agreements were terminated was $0.6 million. The Company recorded this amount, net of income taxes of $0.2 million, in other assets and other current liabilities, respectively, with a corresponding entry of the net fair value in accumulated other comprehensive income on the consolidated balance sheet. All changes in fair value of the heating oil swap agreements during 2002 and 2001 were effective for purposes of FAS 133, so these valuation changes were recognized throughout these years in other comprehensive loss and were included in earnings as a component of fuel expense only upon settlement of each agreement. During 2002, the Company recognized hedging gains of $0.5 million on settled contracts in fuel expense. During 2001, the Company recognized losses on settled contracts in fuel expense of $2.6 million.

15. Fleet Impairment

Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets ("FAS 144"), which superseded FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"). However, the Company continues to account for the fleet and related assets that were impaired prior to January 1, 2002 and classified as held for sale under FAS 121, as required by FAS 144.

In 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned, and all of these aircraft were removed from revenue service by the middle of 2002. In 2001, the Company performed an impairment review and determined that this fleet and related rotable parts and inventory were impaired. In 2001, the Company recorded an asset impairment charge of $44.5 million ($35.2 million in the third quarter and $9.3 million in the fourth quarter) to reduce the carrying amount of the Boeing 727-200 aircraft and related assets to their estimated fair value, including those aircraft underlying the investment in BATA. During 2002, the Company recorded an additional impairment charge of $35.9 million ($14.8 million in the second quarter, $18.8 million in the third quarter, and $2.3 million in the fourth quarter) to further reduce the carrying amount of these assets. The current estimate of this fleet's fair value is based on quoted market prices. The carrying amount of one Boeing 727-200 aircraft not yet transferred to BATA and related assets are classified as long-term assets held for sale in the accompanying balance sheet in accordance with FAS 121.

In 2001, the Company also determined that the Lockheed L-1011-50 and 100 fleet and related rotable parts and inventory were impaired under FAS 121, and recorded an impairment charge of $67.8 million in the fourth quarter of 2001. In the fourth quarter of 2002, the Company recorded an additional impairment charge of $7.6 million in accordance with FAS 144 to further reduce the carrying amount of the Lockheed L-1011-50 and 100 aircraft and related assets. The Company estimated this fleet's fair value using discounted cash flow analysis. The carrying amount of these assets is classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheets. The assets are being depreciated in conjunction with the planned fleet retirement schedule.

16.   Goodwill and Other Intangible Assets

The Company has no material intangible assets other than goodwill. The Company's goodwill is related to its ATALC, ATA Cargo and Chicago Express subsidiaries acquired in 1999. Prior to the adoption of FAS 142 by the Company in the first quarter of 2002, the Company amortized goodwill on a straight-line basis over 20 years in accordance with APB 17. The Company recorded no goodwill amortization expense in 2002 and $1.3 million in both 2001 and 2000.

As required by FAS 142, the Company performed its first annual goodwill impairment test in the fourth quarter of 2002. By this time, the Company had outsourced the management of two of its ATALC brands to MTC. The Company continues to manage the other ATALC brands including the Key Tours Canadian Rail programs, Key Tours Las Vegas ground operations and the Kodiak Call Center (collectively "KTI brands"). (See further discussion in Note 13, "Segment Disclosures.") Based on guidance provided in FAS 142, the Company identified two FAS 142 reporting units. In the goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the MTC reporting unit was not impaired. However, the estimated fair value of the KTI reporting unit was lower than the carrying amount and an impairment loss of $6.9 million was recorded in the fourth quarter of 2002. The fair values of all of the Company's reporting units were estimated using discounted future cash flows, since market quotes were not readily available.

17.    Related Party Transactions

J. George Mikelsons, the Company's Chairman and Chief Executive Officer, is the sole owner of Betaco, Inc., a Delaware corporation ("Betaco"). Betaco currently owns two airplanes, a Cessna Citation II and a Lear Jet, and three helicopters, a Bell 206B Jet Ranger III, an Aerospatiale 355F2 Twin Star and a Bell 206L-3
LongRanger. The two airplanes and the Twin Star helicopter are leased or subleased to ATA. The Jet Ranger III and LongRanger helicopters are leased to American Trans Air ExecuJet, Inc. ("ExecuJet"). Execujet used the Jet Ranger III for third-party charter flying and subleases the LongRanger to an Indianapolis television station.

The lease for the Cessna Citation currently requires a monthly payment of $37,500 for a term beginning July 25, 1999, and ending on July 24, 2004. The lease for the Lear Jet requires a monthly payment of $33,600 for a term beginning December 24, 2001, and ending December 23, 2003. The lease for the JetRanger III currently requires a monthly payment of $3,500 for a term beginning June 15, 1993, and ending November 1, 2005. The lease for the LongRanger requires a monthly payment of $7,350 for a term beginning December 11, 2001, and ending October 31, 2005. The Company believes that the current terms of the leases and subleases with Betaco for this equipment are no less favorable to the Company than those that could be obtained from third parties.

The lease for the Aerospatiale 355F2 Twin Star requires a monthly payment of $9,000 for a term beginning January 1, 2002, and ending October 31, 2005. Lease payments under this lease were suspended on February 13, 2003, and will be reinstated only upon the Twin Star being certificated for commercial use with an operational plan that demonstrates significant operational revenue for the Company.

Since 1996, the Company and Mr. Mikelsons have had an arrangement pursuant to which the Company provides certain domestic employees of Mr. Mikelsons with salary, health insurance and other non-cash benefits. Every quarter, the Company invoices Mr. Mikelsons for the full amount of such benefits. Historically, the timing of payments from Mr. Mikelsons to the Company has been inconsistent. Beginning in 2003, Mr. Mikelsons reimburses the Company prior to the pay date for these employees.

The Company pays approximately $269,000 in annual compensation, plus associated non-cash benefits, to five employees who serve as the crew for two boats owned by Betaco and another company owned by Mr. Mikelsons. Under an agreement dated as of July 1, 2002, the Company agreed to pay for these employees in exchange for its use of the boats for business purposes (e.g., the entertainment of clients, customers and vendors of the Company). To the extent that, for any fiscal year, the crew's compensation, plus associated non-cash benefits, exceeds 75% of the amount that would have been charged by an outside third party under a fair market rental contract for the Company's actual use of the boats, Mr. Mikelsons shall be responsible for paying the difference.

As of December 31, 2002, Mr. Mikelsons owes $685,451 to the Company pursuant to the arrangements relating to the domestic employees and the crew for the two boats. In 2002, the Company has also paid Mr. Mikelsons a total of $120,000 in connection with the use of the boats by ATA prior to the July 1, 2002, agreement. While there have been other business uses by the Company, Mr. Mikelsons has determined not to seek reimbursement for them.

18.  Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("FAS 145"). FAS 145 rescinds both FASB Statements of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt, ("FAS 4"), and an amendment to FAS 4, FASB Statement of Financial Accounting Standards No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements ("FAS 64"). FAS 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of FAS 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). The provisions of FAS 145 related to the rescission of FAS 4 and FAS 64 shall be applied for fiscal years beginning after May 15, 2002. Upon adoption in January 2003, the Company expects it will be required to classify any material gains or losses on debt extinguishment as a separate line item before income from continuing operations for all periods presented. The provisions of FAS 145 also relate to the rescission of FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, ("FAS 44"), the amendment of FASB Statement No. 13, Accounting for Leases, ("FAS 13"), and Technical Corrections, which became effective as of May 15, 2002 and are not expected to have a material impact on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("FAS 146"). FAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). FAS 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this standard to have a material impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosure required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect this interpretation to have a material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company does not expect this interpretation to have a material impact on the Company.

19. Selected Supplemental Quarterly Data (Unaudited)


                                 Financial Statements and Supplementary Data
                                     ATA Holdings Corp. and Subsidiaries
                                       2002 Quarterly Financial Summary
                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                 3/31        6/30 (1)      9/30 (1)     12/31 (1)
-------------------------------------------------------------------------------------------------------

Operating revenues                                 $ 330,570     $  318,541   $  317,289    $   310,970

Operating expenses                                   320,512        377,834      376,933        362,128

Operating income (loss)                               10,058        (59,293)     (59,644)       (51,158)

Other expenses                                        (7,416)        (9,690)      (7,723)        (9,348)

Income (loss) before income taxes                      2,642        (68,983)     (67,367)       (60,506)

Income taxes (credits)                                   762        (13,585)      (6,746)        (5,381)

Preferred stock dividends                                375          2,485          375          2,485

Income (loss) available to common shareholders    $    1,505     $  (57,883)  $  (60,996)   $   (57,610)

Net income (loss) per common share - basic        $     0.13     $    (4.92)  $    (5.18)   $     (4.90)

Net income (loss) per common share - diluted      $     0.12     $    (4.92)  $    (5.18)   $     (4.90)


                                    Financial Statements and Supplementary Data
                                        ATA Holdings Corp. and Subsidiaries
                                         2001 Quarterly Financial Summary
                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                 3/31        6/30          9/30 (1)     12/31 (1)
-------------------------------------------------------------------------------------------------------
Operating revenues                                 $  347,485    $  358,895   $  321,469    $  247,635

Operating expenses                                    349,719       342,336      317,017       358,282

Operating income (loss)                                (2,234)       16,559        4,452      (110,647)

Other expenses                                         (5,459)       (5,828)      (4,048)       (8,862)

Income (loss) before income taxes                      (7,693)       10,731          404      (119,509)

Income taxes (credits)                                 (3,309)        4,200           16       (40,657)

Preferred stock dividends                                 375         2,333          375         2,485

Income (loss) available to common shareholders     $   (4,759)   $    4,198   $       13    $  (81,337)

Net income (loss) per common share - basic         $    (0.42)   $     0.37   $      0.00   $    (7.05)

Net income (loss) per common share - diluted       $    (0.42)   $     0.33   $      0.00   $    (7.05)

(1) Operating results for the years ended December 31, 2002 and 2001 include several non-recurring or unusual charges. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - State of the Industry and the Company;" "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15 - Fleet Impairment;" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16 - Goodwill and Other Intangible Assets."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods have occurred which would require disclosure hereunder.

PART III

Item 10. Directors and Officers of the Registrant

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 12, 2003.

Item 11. Executive Compensation

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 12, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 12, 2003.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 12, 2003.

Item 14. Controls and Procedures

On March 21, 2003, the Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective.

Since March 21, 2003, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    (1) Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

               o Consolidated Balance Sheets for the years ended December 31, 2002 and 2001

               o Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

               o Consolidated Statements of Changes in Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity (Deficit)for the years ended December 31, 2002, 2001 and 2000

               o Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

               o    Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule

          The following consolidated financial information for the years 2002, 2001 and 2000 is included in Item 15d:

               o       Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       (3) Exhibits

          Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

(b)    Reports on Form 8-K filed during the quarter ending December 31, 2002:

          Report filed on October 29, 2002, furnishing items under Item 9. Regulation FD Disclosure.

          Report  filed on November  14,  2002,  furnishing  items under Item 7.
          Financial   Statements   and  Exhibits  and  Item  9.   Regulation  FD
          Disclosure.

          Report filed on November 18, 2002, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on November 20, 2002, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

(c)    Exhibits

             See the Index to Exhibits attached to this report.

(d)    Financial Statement Schedule

             See Schedule II - Valuation and Qualifying Accounts.

Item 15d.  Valuation and Qualifying Accounts                                                                    Schedule II

                                                  (Dollars in thousands)
COLUMN A                                         COLUMN B              COLUMN C               COLUMN D        COLUMN E
--------------------------------------           --------              --------               --------        --------
                                                                       Additions
                                                                       ---------

                                                                             Charged to
                                                Balance at     Charged to       Other
                                               Beginning of    Costs and     Accounts -       Deductions -    Balance at
Description                                       Period        Expenses      Describe         Describe     End of Period
--------------------------------------           --------       --------      --------         --------     -------------
Year ended December 31, 2000:
 Deducted from asset accounts:
   Allowance for doubtful accounts                 1,511          2,431             -           2,751 (1)        1,191
   Allowance for obsolescence - Inventory         10,291          3,466             -             645 (2)       13,112
                                                --------       --------         -----        --------         --------
   Totals                                       $ 11,802       $  5,897         $   -        $  3,396         $ 14,303
                                                ========       ========         =====        ========         ========




Year ended December 31, 2001:
 Deducted from asset accounts:
   Allowance for doubtful accounts                 1,191          2,213             -           1,878 (1)        1,526
   Allowance for obsolescence - Inventory         13,112          3,481             -           5,688 (2)       10,905
                                                --------       --------         -----         --------         --------
   Totals                                       $ 14,303       $  5,694         $   -        $  7,566         $ 12,431
                                                ========       ========         =====        ========         ========


Year ended December 31, 2002:
 Deducted from asset accounts:
   Allowance for doubtful accounts                 1,526          2,605             -           1,756 (1)        2,375
   Allowance for obsolescence - Inventory         10,905          4,258             -             433 (2)       14,730
   Valuation allowance for deferred tax asset          -         43,324             -               -           43,324
                                                --------       --------         -----        --------         --------
   Totals                                       $ 12,431       $ 50,187         $   -        $  2,189         $ 60,429
                                                ========       ========         =====        ========         ========


(1)  Uncollectible accounts written off, net of recoveries.

(2) Reduction of obsolescence allowance in 2001 of $5.4 million resulted from the FAS 121 impairment write down of Lockheed L-1011-50 and 100 inventory and Boeing 727-200 inventory. The reduction in 2002 and 2000, and the remainder of the 2001 reduction in obsolescence allowance, related to inventory items transferred to flight equipment or sold.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ATA Holdings Corp.
                                                     (Registrant)


Date:   March 31, 2003        /s/ J. George Mikelsons
                              J. George Mikelsons
                              Chairman and Chief Executive Officer
                              On behalf of the Registrant and as Director

Date:   March 31, 2003        /s/ James W. Hlavacek
                              James W. Hlavacek
                              Executive Vice President and
                              Chief Operating Officer
                              Director

Date:   March 31, 2003        /s/ David M. Wing
                              David M. Wing
                              Executive Vice President and
                              Chief Financial Officer
                              Director

Date:   March 31, 2003        /s/ Robert A. Abel
                              Robert A. Abel
                              Director

Date:   March 31, 2003        /s/ Claude E. Willis
                              Claude E.Willis
                              Director

Date:   March 31, 2003        /s/ Andrejs P. Stipnieks
                              Andrejs P. Stipnieks
                              Director

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

3.(i)(b) Articles of Amendment to the Restated Articles of Incorporation adopted as of September 19, 2000. (incorporated by reference to Exhibit 3.(i)(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

3.(i)(c) Articles of Amendment to the Restated Articles of Incorporation adopted as of December 28, 2000. (incorporated by reference to Exhibit 3.(i)(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

3(ii)Bylaws of Amtran,  Inc., as amended,  (incorporated by reference to Exhibit
     3(b) to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

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

4.5 Pass Through Trust Agreement, dated as of March 28, 2002, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2002-1A Pass Through Trust and the issuance of 8.328% Initial American Trans Air 2002-1A Pass Through Certificates and 8.328% Exchange American Trans Air 2002-1A Pass Through Certificates (incorporated by reference to Exhibit 4.5 to ATA Holdings Corp.'s Registration Statement on Form S-4 dated November 22, 2002, File No. 333-101423).

4.6 Pass Through Trust Agreement, dated as of March 28, 2002, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2002-1B Pass Through Trust and the issuance 10.699% Initial American Trans Air 2002-1 B Pass Through Certificates and 10.699% Exchange American Trans Air 2002-1B Pass Through Certificates (incorporated by reference to Exhibit 4.6 to ATA Holdings Corp.'s Registration Statement on Form S-4 dated November 22, 2002, File No. 333-101423).

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

4.9 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-O Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-O Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-O Pass Through Certificates (incorporated by reference to Exhibit 4.7 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.10 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-S Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-S Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-S Pass Through Certificates (incorporated by reference to Exhibit 4.8 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.11 Purchase and Investor Rights Agreement dated as of December 13, 2000, between Amtran, Inc. and Boeing Capital Corporation. (incorporated by reference to Exhibit 4.9 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.12 Purchase and Investor Rights Agreement dated as of September 19, 2000, between Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 4.10 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

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

4.14 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1B Pass Through Trust and the issuance of 7.64% American Trans Air 1996-1B Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.12 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.15 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1C Pass Through Trust and the issuance of 7.82% American Trans Air 1996-1C Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.13 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

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

4.20 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-O Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-O Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.18 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.21 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-S Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-S Pass Through Trust Certificates. (incorporated by reference to Exhibit 4.19 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.22 Form of Common Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4 to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

4.23 Form of Series A1 Preferred Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4.21 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.24 Form of Series B Preferred Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4.22 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.25 Form of 1996 Class A American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.11).

4.26 Form of 1996 Class B American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.12).

4.27 Form of 1996 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.13).

4.28 Form of 1997 Class A American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.14).

4.29 Form of 1997 Class B American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.16).

4.30 Form of 1997 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.18).

4.31 Form of 2000 Class G American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.5).

4.32 Form of 2000 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.7).

4.33 Amtran, Inc. hereby agrees to furnish to the Commission, upon request, copies of certain additional instruments relating to long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.10Commitment  Letter dated June 18, 2001, from Salomon Smith Barney Inc., and
     Citicorp USA, Inc. to Amtran, Inc. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Amtran, Inc., J. George Mikelsons and INDUS Acquisition Company on June 21, 2001).

10.11$168,000,000  Loan  Agreement  dated as of November 30, 2002 among American
     Trans Air, Inc., as Borrower, ATA Holdings Corp., as Parent, GOVCO Incorporated, as Primary Tranche A Lender, Citibank, N.A., as Alternate Tranche A Lender, Citicorp North America, Inc., as GOVCO Administrative Agent, Citibank, N.A., as Tranche B Lender, BearingPoint, Inc, as Loan Administrator, Citibank, N.A., as Collateral Agent, Citibank, N.A., as Agent, and the Air Transportation Stabilization Board. *

10.12Mortgage and Security Agreement dated as of November 20, 2002 made by American Trans Air, Inc. in favor of Citibank, N.A., as the Collateral Agent.

21   Subsidiaries of Amtran, Inc.

23   Consent of Independent Auditors.

99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Exhibit 23


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of ATA Holdings Corp. and Subsidiaries and in the related Prospectus, in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of ATA Holdings Corp. and Subsidiaries and in the Registration Statement (Form S-3 No. 333-86791) of ATA Holdings Corp. and Subsidiaries and in the related Prospectus of our report dated January 24, 2003, with respect to the consolidated financial statements and schedule of ATA Holdings Corp. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2002.




                                                               ERNST & YOUNG LLP
 Indianapolis, Indiana
 March 25, 2003