Form 10-Q
period 2003-03-31
ATA HOLDINGS CORP
filed 2003-05-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2003 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______

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

Common Stock, Without Par Value - 11,764,753 shares outstanding as of April 30, 2003

PART I - Financial Information
Item I - Financial Statements

                            ATA HOLDINGS CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)

                                                                 March 31,      December 31,
                                                                    2003             2002
                                                               ------------    --------------
                              ASSETS                            (Unaudited)
Current assets:
     Cash and cash equivalents                                 $    160,581    $      200,160
     Aircraft pre-delivery deposits                                  16,768            16,768
     Receivables, net of allowance for doubtful accounts
     (2003 - $2,450; 2002 - $2,375)                                  93,696            86,377
     Inventories, net                                                49,992            51,233
     Prepaid expenses and other current assets                       41,483            39,214
                                                               ------------    --------------
Total current assets                                                362,520           393,752

Property and equipment:
     Flight equipment                                               319,726           312,652
     Facilities and ground equipment                                136,102           134,355
                                                               ------------    --------------
                                                                    455,828           447,007
     Accumulated depreciation                                      (193,752)         (181,380)
                                                               ------------    --------------
                                                                    262,076           265,627

Restricted cash                                                      37,654            30,360
Goodwill                                                             14,887            14,887
Assets held for sale                                                  4,983             5,090
Prepaid aircraft rent                                               116,289            68,828
Investment in BATA, LLC                                              23,128            22,968
Deposits and other assets                                            40,845            46,624
                                                               ------------    --------------
Total assets                                                   $    862,382    $      848,136
                                                               ============    ==============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt                       $     18,188    $       14,191
    Short-term debt                                                   8,384             8,384
    Accounts payable                                                 28,742            23,688
    Air traffic liabilities                                         100,799            94,693
    Accrued expenses                                                176,538           160,924
                                                               ------------    --------------
Total current liabilities                                           332,651           301,880

Long-term debt, less current maturities                             482,809           486,853
Deferred gains from sale and leaseback of aircraft                   53,215            54,889
Other deferred items                                                 42,223            42,038
                                                               ------------    --------------
Total liabilities                                                   910,898           885,660

Commitments and Contingencies

Redeemable preferred stock; authorized and issued 800 shares         82,860            82,485

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued            -                 -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,476,193 - 2003; 13,476,193 - 2002                   65,290            65,290
    Treasury stock; 1,711,440 shares - 2003; 1,711,440
    shares - 2002                                                   (24,778)          (24,778)
    Additional paid-in capital                                       18,374            18,374
    Retained deficit                                               (190,262)         (178,895)
                                                               ------------    --------------
Total shareholders' deficit                                        (131,376)         (120,009)
                                                               ------------    --------------
Total liabilities and shareholders' deficit                    $    862,382    $      848,136
                                                               ============    ==============
See accompanying notes.

                            ATA HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except per share data)

                                                                Three Months Ended March 31,
                                                                    2003            2002
                                                                ------------    -----------
                                                                 (Unaudited)     (Unaudited)
Operating revenues:
  Scheduled service                                             $    244,768    $   208,283
  Charter                                                            112,307         96,846
  Ground package                                                       5,211         15,246
  Other                                                               11,343         10,195
                                                                ------------    -----------
Total operating revenues                                             373,629        330,570
                                                                ------------    -----------
Operating expenses:

  Salaries, wages and benefits                                        94,278         77,987
  Fuel and oil                                                        75,092         47,243
  Aircraft rentals                                                    55,269         39,454
  Handling, landing and navigation fees                               30,057         27,680
  Depreciation and amortization                                       15,193         18,690
  Crew and other employee travel                                      14,987         13,870
  Aircraft maintenance, materials and repairs                         13,479         11,420
  Other selling expenses                                              11,757         10,983
  Advertising                                                         10,275          9,332
  Passenger service                                                   10,249          9,767
  Insurance                                                            7,335          7,735
  Commissions                                                          6,026          9,123
  Facilities and other rentals                                         5,824          5,445
  Ground package cost                                                  4,204         12,349
  Other                                                               18,084         19,434
                                                                ------------    -----------
Total operating expenses                                             372,109        320,512
                                                                ------------    -----------
Operating income                                                       1,520         10,058

Other income (expense):
  Interest income                                                        806            689
  Interest expense                                                   (12,682)        (8,238)
  Other                                                                 (636)           133
                                                                ------------    -----------
Other expense                                                        (12,512)        (7,416)
                                                                ------------    -----------
Income (loss) before income taxes                                    (10,992)         2,642
Income taxes                                                               -            762
                                                                 -----------    -----------
Net income (loss)                                                    (10,992)         1,880

Preferred stock dividends                                               (375)          (375)
                                                                ------------    -----------
Income (loss) available to common shareholders                  $    (11,367)   $     1,505
                                                                ============    ===========
Basic earnings per common share:
Average shares outstanding                                        11,764,753     11,562,357
Net income (loss) per share                                     $      (0.97)   $      0.13
                                                                ============    ===========
Diluted earnings per common share:
Average shares outstanding                                        11,764,753     12,043,058
Net income (loss) per share                                     $      (0.97)   $      0.12
                                                                ============    ===========

See accompanying notes.

                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER
                                        SHAREHOLDERS' DEFICIT
                                       (Dollars in thousands)

                                     Redeemable                           Additional                    Total
                                     Preferred     Common     Treasury      Paid-in      Retained    Shareholders'
                                       Stock        Stock      Stock        Capital       Deficit       Deficit
                                     --------     --------   ---------    --------      ----------    ----------
Balance, December 31, 2002           $ 82,485     $ 65,290   $ (24,778)   $ 18,374      $ (178,895)   $ (120,009)
                                     --------     --------   ---------    --------      ----------    ----------

  Net loss                                  -            -           -           -         (10,992)       (10,992)

  Accrued preferred stock dividends       375            -           -           -            (375)          (375)
                                     --------     --------   ---------    --------      ----------    ----------
Balance, March 31, 2003              $ 82,860     $ 65,290   $ (24,778)   $ 18,374      $ (190,262)   $  (131,376)
                                     ========     ========   =========    ========      ==========    ===========

See accompanying notes.

                                  ATA HOLDINGS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)

                                                                    Three Months Ended March 31,
                                                                      2003               2002
                                                                    ------------     ----------
                                                                    (Unaudited)      (Unaudited)
Operating activities:

Net income (loss)                                                   $    (10,992)    $    1,880
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization.                                          15,193         18,690
  Deferred income taxes                                                        -            736
  Other non-cash items                                                       759          7,172
Changes in operating assets and liabilities:
  U.S. Government grant receivable                                         6,158              -
  Other receivables                                                      (13,477)       (24,574)
  Inventories                                                                332         (2,519)
  Prepaid expenses                                                        (2,269)        (5,470)
  Accounts payable                                                         5,054          3,148
  Air traffic liabilities                                                  6,106         14,655
  Accrued expenses                                                        14,109          4,489
                                                                    ------------     ----------
  Net cash provided by operating activities                               20,973         18,207
                                                                    ------------     ----------
Investing activities:

Aircraft pre-delivery deposits                                                 -         21,837
Capital expenditures                                                     (10,147)      (145,413)
Noncurrent prepaid aircraft rent                                         (47,461)       (27,767)
Additions to other assets                                                  4,998          6,373
Proceeds from sales of property and equipment                                 68             84
                                                                    ------------     ----------
  Net cash used in investing activities                                  (52,542)      (144,886)
                                                                    ------------     ----------
Financing activities:

Preferred stock dividends                                                      -           (375)
Payments on short-term debt                                                    -        (10,850)
Proceeds from long-term debt                                               1,768        140,910
Payments on long-term debt                                                (2,484)       (49,893)
Increase in restricted cash                                               (7,294)             -
Proceeds from stock options exercises                                          -            153
                                                                    ------------     ----------
  Net cash provided by (used in) financing activities                     (8,010)        79,945
                                                                    ------------     ----------
Decrease in cash and cash equivalents                                    (39,579)       (46,734)
Cash and cash equivalents, beginning of period                           200,160        184,439
                                                                    ------------     ----------
Cash and cash equivalents, end of period                            $    160,581     $  137,705
                                                                    ============     ==========

Supplemental disclosures:

Cash payments for:
  Interest                                                          $     12,896     $   11,831
  Income taxes (refunds)                                            $    (16,745)    $    3,016

Financing and investing activities not affecting cash:
  Accrued capitalized interest                                      $        940     $   (3,813)

See accompanying notes.

                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Stock Based Compensation

     The accompanying consolidated financial statements of ATA Holdings Corp., formerly Amtran, Inc., and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The consolidated financial statements for the quarters ended March 31, 2003 and 2002 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

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

     The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:

                                                            Three Months Ended March 31,
                                                                2003           2002
                                                       -------------------------------------
                                                       (In thousands, except per share data)
Net income (loss) available to common shareholders,
as reported                                                  $ (11,367)        1,505

Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects                                         (10)          (43)
                                                             ---------      --------
Net income (loss) available to common shareholders,
pro forma                                                      (11,377)        1,462
                                                             =========      ========
Basic income (loss) per share, as reported                       (0.97)         0.13
                                                             =========      ========
Diluted income (loss) per share, as reported                     (0.97)         0.12
                                                             =========      ========
Basic income (loss) per share, pro forma                         (0.97)         0.13
                                                             =========      ========
Diluted income (loss) per share, pro forma                       (0.97)         0.12
                                                             =========      ========

2.   State of the Industry and the Company

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage. The terrorist attacks and generally weak economic conditions have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in the years ended December 31, 2002 and 2001 and three months ended March 31, 2003. During 2002, two major air carriers, US Airways Group and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers are seeking to recover from financial losses, at least partially, by reducing their seat capacity. As this is accomplished by eliminating aircraft from operating fleets, the market value of aircraft may be adversely affected. The Company recorded substantial charges to earnings resulting from fleet retirements and impairments in the years ended December 31, 2002 and 2001. However, during the same period the Company substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft. These new Boeing aricraft are all leased under operating leases and have higher fixed ownership costs than the older fleets that they replaced. Certain of these aircraft leases require significant cash payments in the first few years of the lease. Consequently, the Company made large lease payments on these aircraft in the first quarter of 2003, which caused a substantial decrease in the Company's cash balance from December 31, 2002 to March 31, 2003. In addition, since all of these aircraft are leased, the Company has pledged receivables and other assets to secure its debt, leaving the Company with few unencumbered assets. Since September 11, 2001, the industry and the Company have also been adversely impacted by substantially higher insurance costs, passenger security costs, and the war in Iraq.

     The Company has benefited from some of the U.S. Government's initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in before-tax compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks, and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly-established Air Transportation Stabilization Board ("ATSB"). The Company received $50.1 million of U.S. Government grant compensation under the Act, of which the final payment of $6.2 million was received in the first quarter of 2003. The Company also obtained a $168.0 million secured term loan in November 2002, of which $148.5 million is guaranteed by the ATSB.

     While it is  expected  that  adverse  industry  conditions  are  likely  to continue throughout the remainder of 2003, the Company's management believes it has a viable plan to ensure sufficient cash to fund operations during 2003. In addition to the assistance the Company received in the form of U.S. Government grant compensation, the secured term loan and the additional aid expected from the Emergency Wartime Supplemental Appropriations Act (see "Note 6 - Subsequent Events"), the plan calls for focusing marketing efforts on those routes where the Company believes it can be a leading provider and implementing a number of cost-saving initiatives the Company believes will enhance its low-cost advantage. Although the Company believes the assumptions underlying its full-year 2003 financial projections are reasonable, there are significant risks which could cause the Company's 2003 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain outcome of the two major airline bankruptcies filed in 2002, the possibility of other airline bankruptcy filings, and the ongoing geopolitical impacts of the conflicts in the Middle East. Furthermore, the Company is scheduled to make large payments of principal on its outstanding senior indebtedness and on its aircraft operating leases in 2004 and 2005. Given the current operating environment, the Company is uncertain that it will be able to make those payments as they come due. The Company is currently exploring options to address this issue.

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended March 31 ,
                                                                        2003                      2002
                                                                ---------------              ------------
Numerator:

   Net income (loss)                                            $   (10,992,000)             $  1,880,000

   Preferred stock dividends                                           (375,000)                 (375,000)
   Income (loss) available to common                            ---------------              ------------
   shareholders - numerator for basic and
   diluted earnings per share                                   $   (11,367,000)             $  1,505,000
                                                                ===============              ============


Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                         11,764,753                11,562,357
   Effect of potential dilutive securities:
     Employee stock options                                                   -                   480,701
                                                                ---------------              ------------
   Denominator for diluted earnings per share
    - adjusted weighted average shares                               11,764,753                12,043,058
                                                                ===============              ============

Basic income (loss) per share                                   $         (0.97)             $       0.13
                                                                ===============              ============
Diluted income (loss) per share                                 $         (0.97)             $       0.12
                                                                ===============              ============

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share," the impact of 1,914,486 shares of convertible redeemable preferred stock in the three months ended March 31, 2003 and 2002 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, for March 31, 2003, the impact of 1,672,148 incremental shares from the assumed exercise of warrants issued in conjunction with the secured term loan the Company obtained in November 2002 were not included in the computation of diluted earnings per share because their effect would be antidilutive.

4.   Commitments and Contingencies

     The Company has purchase agreements with the Boeing Company to purchase directly from Boeing two new Boeing 757-300s and seven new Boeing 737-800s, which are currently scheduled for delivery between May 2003 and December 2004. The Boeing 737-800 aircraft are powered by General Electric
     CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and short-term deposit finance facilities. As of March 31, 2003, the Company had $21.2 million in pre-delivery deposits outstanding for future aircraft deliveries, of which $8.4 million was provided by a deposit finance facility. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with the deposit facility will be used to repay that facility. As of

     March 31, 2003, the Company also has purchase rights for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft directly from Boeing.

     The  Company  has  agreements  in place to lease  three  additional  Boeing
     737-800s under operating leases from a third party lessor, which are currently scheduled for delivery between June 2003 and the end of 2005.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006.

     The Company intends to finance all of these future aircraft and engine deliveries with operating leases. The Company has estimated the amount of payments for these expected future lease obligations, using the terms of leases for comparable aircraft currently in place. The estimated future payments for these 12 future aircraft deliveries, which do not include obligations for leases currently in place, are shown in the following table:

                   Expected
                    Future
                     Lease
                  Obligations
                 --------------
                (in thousands)


     2003        $    5,155

     2004            33,716

     2005            56,755

     2006            64,369

     2007            59,738

     Thereafter     658,180
                 ----------
                 $  877,913
                 ==========

     In 2001, the Company entered into short-term operating leases with BATA Leasing LLC ("BATA"), a 50/50 joint venture with Boeing Capital Corporation ("BCC"), to lease back nine Boeing 727-200 aircraft which had been previously contributed to the joint venture by the Company, all of which leases had been terminated. The Company is subject to lease return conditions on these nine former operating leases, upon BATA's delivery by lease or sale of any aircraft subject to the operating leases to a third-party. On January 31, 2003, BATA entered into a lease agreement with a third-party lessee on one of the nine aircraft. The return conditions set forth in the short-term operating lease were satisfied by the completion of a cargo conversion, without incurring additional expense on the airframe or engines. Management believes it is reasonably possible that a lessee or buyer will be identified for the remaining eight aircraft. The Company estimates that it could incur approximately $6.0 million of expense to meet the return conditions, if all eight of the aircraft were leased by BATA to third parties. If the aircraft are leased as cargo carriers, it is likely the lease return conditions will be satisfied by completing the cargo conversion on the aircraft. No liability has been recorded for these return conditions as of March 31, 2003, as management does not believe it is probable that it will be paid.

     In the Company's aircraft financing agreements, the Company typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities under these aircraft leases. The Company cannot determine its maximum exposure related to these indemnities.

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

5.   Income Taxes

     As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the first quarter of 2003, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. This valuation allowance, recorded in income tax expense, resulted in no tax benefit being realized on the Company's first quarter loss in 2003.

6.   Subsequent Events

     On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act makes available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. The Company currently estimates that it may receive up to $31.0 million in cash reimbursements, based upon the eligibility requirements set forth in the Supplemental Act. The Company anticipates it will receive payment of funds due in the second quarter of 2003.

     In addition, the Supplemental Act temporarily suspends the payment of the aviation security infrastructure fee by the Company from June 1, 2003 to September 30, 2003, which will save the Company approximately $1.4 million. The Supplemental Act also suspends the collection and payment of the September 11 security fee for tickets sold between June 1, 2003 to September 30, 2003.

PART I -  Financial  Information
Item II -  Management's  Discussion  and Analysis of Financial Condition and
            Results of Operations

Quarter Ended March 31, 2003, Versus Quarter Ended March 31, 2002

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA Airlines, Inc. ("ATA"), formerly American Trans Air, Inc., has been operating for 30 years and is the tenth largest U.S. airline in terms of 2002 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver,
Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark and Charlotte. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the three months ended March 31, 2003, the Company recorded operating income of $1.5 million, as compared to operating income of $10.1 million in the same period of 2002. The Company had a net loss of $11.0 million in the three months ended March 31, 2003, as compared to a net income of $1.8 million in the same period of 2002.

Consolidated revenue per available seat mile ("RASM") decreased 7.9% to 7.07 cents in the first quarter of 2003, as compared to 7.68 cents in the first quarter of 2002. This decline was mainly due to a weak scheduled service pricing environment in the first quarter of 2003, which was impacted by the war in the Middle East and a continuing weakened economy. In addition, the Company's scheduled service revenues were adversely affected by the timing of the Easter holiday from the first quarter in 2002 to the second quarter in 2003, and the Company's aggressive capacity growth between periods due to the addition of new Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet. The Company was able to utilize some of the increased capacity in its military charter service in order to meet the increased flying requirements of the Civil Reserve Air Fleet ("CRAF") activation in February 2003, which has supported Operation Iraqi Freedom. In the first quarter of 2003, the Company's military charter revenue increased 118.3%, as compared to the first quarter of 2002.

The Company's unit costs remained among the lowest of major airlines in the first quarter of 2003. Consolidated cost per available seat mile ("CASM") decreased 5.4% to 7.04 cents in the first quarter of 2003, as compared to 7.44 cents in the first quarter of 2002. This decline is mainly due to the Company's continuing efforts to further reduce operating expenses; the benefits from increased aircraft and crew utilization; and the cost savings realized from the addition of its new fleets comprised of Boeing 737-800 and Boeing 757-300 aircraft. This CASM decline was achieved despite a 41.6% increase in the average cost per gallon of jet fuel consumed in the first quarter of 2003, as compared to the same period of 2002, which cost the Company an incremental $17.1 million in the first quarter of 2003, net of a $5.3 million increase in fuel escalation revenue between periods.

For the 2003 fiscal year, the Company currently expects that it may earn an operating profit. However, significant uncertainties continue to exist with respect to unit revenues and fuel prices, both of which may be adversely affected by geopolitical and economic events, including the uncertain outcome of the two major airline bankruptcies filed in 2002 and the continuation of conflict in the Middle East, which are not within the Company's direct control. Therefore, the Company can provide no assurance that it will earn an operating profit in 2003.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

For the quarter ended March 31, 2003, the Company had operating income of $1.5 million, as compared to operating income of $10.1 million in the comparable quarter of 2002. The Company had a net loss of $11.0 million in the three months ended March 31, 2003 as compared to a net income of $1.8 million in the same period of 2002.

Operating revenues increased 13.0% to $373.6 million in the first quarter of 2003, as compared to $330.6 million in the same period of 2002. Consolidated RASM decreased 7.9% to 7.07 cents in the first quarter of 2003, as compared to
7.68 cents in the first quarter of 2002. Scheduled service revenues increased $36.5 million between periods, or 17.5%, while charter revenues increased $15.5 million between periods, or 16.0%. Military/government charter operations increased in the first quarter of 2003 as a result of the war in the Middle East. Scheduled service unit revenues reflected weakness in both load factors and yields in the first quarter of 2003.

Operating expenses increased 16.1% to $372.1 million in the first quarter of 2003, as compared to $320.5 million in the comparable period of 2002. Consolidated CASM decreased 5.4% to 7.04 cents in the first quarter of 2003, as compared to 7.44 cents in the first quarter of 2002.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").


                                                                       Cents per ASM
                                                              Three Months Ended March 31,
                                                                  2003              2002
                                                              ----------------------------
Consolidated operating revenues:                                   7.07               7.68

Consolidated operating expenses:
   Salaries, wages and benefits                                    1.78               1.81
   Fuel and oil                                                    1.42               1.10
   Aircraft rentals                                                1.05               0.92
   Handling, landing and navigation fees                           0.57               0.64
   Depreciation and amortization                                   0.29               0.43
   Crew and other employee travel                                  0.28               0.32
   Aircraft maintenance, materials and repairs                     0.26               0.26
   Other selling expenses                                          0.22               0.26
   Advertising                                                     0.19               0.22
   Passenger service                                               0.19               0.23
   Insurance                                                       0.14               0.18
   Commissions                                                     0.11               0.21
   Facilities and other rentals                                    0.11               0.13
   Ground package cost                                             0.08               0.29
   Other                                                           0.35               0.44
                                                              ---------          ---------
Total consolidated operating expenses                              7.04               7.44
                                                              ---------          ---------
Consolidated operating income                                      0.03               0.24
                                                              =========          =========

ASMs (in thousands)                                           5,284,710          4,306,430

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

                                                            Three Months Ended March 31,
                                                 2003               2002           Inc (Dec)         % Inc (Dec)
                                             -------------------------------------------------------------------
Departures Jet                                  19,194             16,103             3,091             19.20
Departures SAAB                                 12,713              8,317             4,396             52.86
                                             -------------------------------------------------------------------
   Total Departures                             31,907             24,420             7,487             30.66
                                             -------------------------------------------------------------------

Block Hours Jet                                 60,816             47,575            13,241             27.83
Block Hours SAAB                                12,423              7,785             4,638             59.58
                                             -------------------------------------------------------------------
   Total Block Hours                            73,239             55,360            17,879             32.30
                                             -------------------------------------------------------------------

RPMs Jet (000s)                              3,324,647          3,003,062           321,585             10.71
RPMs SAAB (000s)                                46,051             28,612            17,439             60.95
                                             -------------------------------------------------------------------
   Total RPMs (000s) (a)                     3,370,698          3,031,674           339,024             11.18
                                             -------------------------------------------------------------------

ASMs Jet (000s)                              5,208,303          4,261,827           946,476             22.21
ASMs SAAB (000s)                                76,407             44,603            31,804             71.30
                                             -------------------------------------------------------------------
   Total ASMs (000s) (b)                     5,284,710          4,306,430           978,280             22.72
                                             -------------------------------------------------------------------

Load Factor Jet (%)                              63.83              70.46             (6.63)            (9.41)
Load Factor SAAB (%)                             60.27              64.15             (3.88)            (6.05)
                                             -------------------------------------------------------------------
   Total Load Factor (%)  (c)                    63.78              70.40             (6.62)            (9.40)
                                             -------------------------------------------------------------------

Passengers Enplaned Jet                      2,377,678          2,241,026           136,652              6.10
Passengers Enplaned SAAB                       262,134            180,989            81,145             44.83
                                             -------------------------------------------------------------------
   Total Passengers Enplaned (d)             2,639,812          2,422,015           217,797              8.99
                                             -------------------------------------------------------------------

Revenue $ (000s)                               373,629            330,570            43,059             13.03
RASM in cents (e)                                 7.07               7.68             (0.61)            (7.94)
CASM in cents (f)                                 7.04               7.44             (0.40)            (5.38)
Yield in cents (g)                               11.08              10.90              0.18              1.65

See footnotes (d) through (g) on page 15.

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

(c) Passenger load factor is the percentage derived by dividing RPMs by ASMs. Passenger load factor is relevant to the evaluation of scheduled service because incremental passengers normally provide incremental revenue and profitability when seats are sold individually. In the case of commercial charter and military/government charter, load factor is less relevant because the right to use an entire aircraft is sold by the Company instead of individual seats. Since both costs and revenues are largely fixed for these types of charter flights, changes in load factor have less impact on business unit profitability. Consolidated load factors and scheduled service load factors for the Company are shown in the appropriate tables for industry comparability, but load factors for individual charter businesses are omitted from applicable tables.

(d) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded."

(e) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as "RASM." RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (g) below for the definition of yield).

(f) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as "CASM." CASM measures the Company's unit cost using total available seat capacity.

(g) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as "yield." Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the right to use an entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues in the first quarter of 2003 increased 13.0% to $373.6 million, as compared to $330.6 million in the first quarter of 2002. This increase was due to a $36.5 million increase in scheduled service revenue, a $46.7 million increase in military/government charter revenue and a $1.1 million increase in other revenues, partially offset by a $31.3 million decrease in commercial charter revenue and a $10.0 million decrease in ground revenue.

The following table sets forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.


                                                      Three Months Ended March 31,
                                           ----------------------------------------------------------
                                             2003            2002         Inc (Dec)     % Inc (Dec)
                                           ----------------------------------------------------------
Scheduled Service
     Departures                              28,906          21,086           7,820          37.09
     Block Hours                             60,158          42,932          17,226          40.12
     RPMs (000's)  (a)                    2,684,481       2,183,355         501,126          22.95
     ASMs  (000's)  (b)                   3,846,332       3,020,520         825,812          27.34
     Load Factor  (c)                         69.79           72.28           (2.49)         (3.44)
     Passengers Enplaned (d)              2,384,463       1,972,678         411,785          20.87
     Revenue                                244,768         208,283          36,485          17.52
     RASM in cents  (e)                        6.36            6.90           (0.54)         (7.83)
     Yield in cents  (g)                       9.12            9.54           (0.42)         (4.40)
     Revenue per segment $  (h)              102.65          105.58           (2.93)         (2.78)

Commercial Charter
     Departures                               1,283           2,510          (1,227)        (48.88)
     Block Hours                              4,665           8,695          (4,030)        (46.35)
     ASMs  (000's)  (b)                     355,289         789,801        (434,512)        (55.02)
     Revenue                                 26,112          57,369         (31,257)        (54.48)
     RASM in cents  (e)                        7.35            7.26            0.09           1.24
     RASM excluding fuel escalation  (i)       6.89            7.26           (0.37)         (5.10)

Military Charter
     Departures                               1,718             822             896         109.00
     Block Hours                              8,416           3,715           4,701         126.54
     ASMs  (000's)  (b)                   1,083,089         493,666         589,423         119.40
     Revenue                                 86,195          39,477          46,718         118.34
     RASM in cents  (e)                        7.96            8.00           (0.04)         (0.50)
     RASM excluding fuel escalation  (j)       7.75            8.13           (0.38)         (4.67)

Percentage of Consolidated Revenues:
     Scheduled Service                         65.5%           63.0%            2.5%          3.97
     Commercial Charter                         7.0%           17.4%          (10.4%)       (59.77)
     Military Charter                          23.1%           11.9%           11.2%         94.12


See footnotes (a) through (j) on pages 14-15 and 17.

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

Scheduled Service Revenues. Scheduled service revenues in the first quarter of 2003 increased 17.5% to $244.8 million from $208.3 million in the first quarter of 2002. As scheduled service capacity increased in 2003 from 2002, both load factor and yield declined. The Company continued to see a decline in the demand for its services in the first quarter of 2003, as the war in the Middle East began and the pace of the economic activity in the United States remained slow. The Company also believes that its unit revenues were adversely affected by its own rapid growth in total seat capacity, and by aggressive pricing of competing carriers in Chicago and other of the Company's significant scheduled service markets.

Scheduled service departures grew 37.1% in the first quarter of 2003, compared to the ASM growth of 27.3%. This reflects the growth of the Chicago Express SAAB 340B fleet from 11 aircraft as of March 31, 2002 to 17 aircraft as of March 31, 2003. The additional SAAB aircraft generated significantly more departures, but because the aircraft seats only 34 passengers and operates on short stage length flights, the increase in ASMs was not as great as the increase in departures.

Approximately 71.3% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the first quarter of 2003, as compared to 70.7% in the first quarter of 2002. The Hawaiian market generated approximately 11.3% of total scheduled service capacity in the first quarter of 2003, as compared to 11.5% in the first quarter of 2002. Another 12.6% of total scheduled service capacity was generated in the Indianapolis market in the first quarter of 2003, as compared to 10.2% in the first quarter of 2002.

The Company  anticipates  that its  Chicago-Midway  operation  will  continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in 2004, the Company expects to occupy at least 14 jet gates and one commuter aircraft gate at the new airport concourses, as compared to eight jet gates and one commuter gate as of March 31, 2003. A Federal Inspection Service ("FIS") facility was also completed at Chicago-Midway in the first quarter of 2002,
which  allowed  the  Company  to  begin  nonstop  international   services  from
Chicago-Midway to Mexico and Caribbean destinations. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a commuter feeder of passengers to ATA's jet system. The Company operated 157 peak daily jet and commuter departures from Chicago-Midway and served 41 destinations on a nonstop basis in the first quarter of 2003, as compared to 112 peak daily jet and commuter departures and 32 nonstop destinations in the first quarter of 2002.

In the Hawaiian market, the Company provided nonstop services in both years from Los Angeles, Phoenix and San Francisco to both Honolulu and Maui, with connecting service between Honolulu and Maui.

The Company's growth in the Indianapolis market is primarily attributable to the addition of limited jet service between Indianapolis and Chicago-Midway in the second quarter of 2002, and the addition of nonstop service to New York-LaGuardia and Phoenix beginning in the third quarter of 2002.

Commercial Charter Revenues. Commercial charter revenues decreased 54.5% to $26.1 million in the first quarter of 2003 from $57.4 million in the first quarter of 2002.

The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization (number of productive hours of flying per aircraft each month) is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to shrink as a result of aircraft retirements.

Military/Government   Charter  Revenues.   Military/government  charter  revenue
increased 118.3% to $86.2 million in the first quarter of 2003 from $39.5 million in the first quarter of 2002.

The increase in revenue for military/government charter revenues in the first quarter of 2003 was mainly due to the activation of Civil Reserve Air Fleet ("CRAF"), which required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom. The CRAF program allowed the Company to increase its Lockheed L-1011 aircraft utilization, which averaged 7.8 daily hours of utilization in the first quarter of 2003, as compared to 5.8 daily hours of utilization in the first quarter of 2002. The increased utilization allowed the Company to operate its military/government charter service more efficiently between periods. The Company continued to experience increased military/government activity in April 2003 due to CRAF. However, the Company is uncertain that this level of military/government charter activity will continue throughout 2003.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair and ATA Leisure Corp. ("ATALC") subsidiaries. Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 31,000 individual and family members. ATALC offers numerous ground accommodations to the general public, which are marketed through travel agents as well as directly by the Company.

In the first quarter of 2003, ground package revenues decreased 65.8% to $5.2 million, as compared to $15.2 million in the same period of 2002. This decline in ground package sales (and related ground package costs) is primarily due to the Company's July 1, 2002 outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to Mark Travel Corporation ("MTC"). Under that outsourcing agreement, MTC directly sells ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, ground package sales (and related ground package costs) are no longer recorded by the Company for ATA Vacations and Travel Charter International.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 10.8% to $11.3 million in the first quarter of 2003, as compared to $10.2 million in the same period of 2002.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2003 increased 20.9% to $94.3 million, as compared to $78.0 million in the same period of 2002.

The increase in salaries, wages and benefits primarily reflects the impact of the Company's amended collective bargaining agreement, which was ratified in July 2002, with the Company's cockpit crewmembers, who are represented by Air Line Pilots Association ("ALPA"). Cockpit crewmember contract salary rate increases became effective July 1, 2002. Additionally, the amended contract provides for expanded defined-contribution retirement benefits for cockpit crewmembers effective January 1, 2003, which resulted in additional salaries, wages and benefits expense between periods. The Company also incurred increasing costs in the first quarter of 2003 for employee medical and workers' compensation benefits. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four-year contract period.

Fuel and Oil. Fuel and oil expense increased 59.1% to $75.1 million in the first quarter of 2003, as compared to $47.2 million in the same period of 2002. Although jet block hours increased 27.8% in the first quarter of 2003, as compared to the same period of 2002, the Company only consumed 13.7% more gallons of fuel, due to the Company continuing to replace its aging, less-fuel efficient Boeing 727-200 and Lockheed L-1011 aircraft with new Boeing 737-800 and Boeing 757-300 aircraft. The increase in gallons consumed resulted in an increase in fuel and oil expense of approximately $6.0 million.

During the first quarter of 2003, the average cost per gallon of jet fuel consumed increased by 41.6% to $1.09 in the first quarter of 2003, as compared to $0.77 in the first quarter of 2002, resulting in an increase in fuel and oil expense of approximately $22.4 million.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. During the first quarter of 2002, the Company recorded losses of $0.4 million on these hedge contacts. The Company did not have any hedge contracts in place in the first quarter of 2003. Although the Company did not have any hedge contracts in place, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts in the first quarter of 2003. The benefit of these price guarantees was accounted for as revenue.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. Aircraft rentals expense in the first quarter of 2003 increased 40.0% to $55.3 million from $39.5 million in 2002. This increase was mainly attributable to the delivery of 16 leased Boeing 737-800 and five leased Boeing 757-300 aircraft between periods.

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

Handling, landing and navigation fees increased by 8.7% to $30.1 million in the first quarter of 2003, as compared to $27.7 million in the same period of 2002. The increase in handling, landing and navigation fees between periods was primarily due to a 19.2% increase in system-wide jet departures, which resulted in an increase in handling, landing and navigation fees of $5.6 million. This increase was partially offset by a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $3.9 million less expense in the first quarter of 2003 as compared to the same period of 2002. The Company also experienced increased de-icing costs in the first quarter of 2003 due to inclement weather, and higher airport security costs associated with increased security requirements implemented after the terrorist attacks on September 11, 2001.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 18.7% to $15.2 million in the first quarter of 2003, as compared to $18.7 million in the first quarter of 2002.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four L-1011-50 aircraft from revenue service in 2002. In addition, the Company recorded a reduction in the carrying value of the L-1011-50 and 100 aircraft and related assets in the fourth quarter of 2002, in accordance with FAS 144. Due to the reduced cost basis of the remaining assets and the retirements in 2002, the Company recorded $3.2 million less in depreciation in the first quarter of 2003, as compared to the same period of 2002.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 7.9% to $15.0 million in the first quarter of 2003, as compared to $13.9 million in the first quarter of 2002. This increase in the first quarter of 2003 is mainly due to an increase in crew per diem of nearly $1.1 million as compared to the same period of 2002. The amended cockpit crewmember contract substantially increased per diem rates paid to cockpit crewmembers. As stipulated in the flight attendants' collective bargaining agreement, the Company must also pay these amended per diem rates to the flight attendant group.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense increased 18.4% to $13.5 million in the first quarter of 2003, as compared to $11.4 million in the first quarter of 2002.

The increase in maintenance, materials and repairs was mainly due to an increase in the cost of the hourly engine maintenance agreement for the Company's growing fleet of Boeing 737-800 aircraft and the Company's growing fleet of SAAB 340B propeller aircraft operated by Chicago Express. In addition, the Company entered into an hourly engine maintenance agreement for the Boeing 757-200 fleet in the fourth quarter of 2002, which resulted in an increase in aircraft maintenance, materials and repairs expense in the first quarter of 2003, as compared to the first quarter of 2002.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems, credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 7.3% to $11.8 million in the first quarter of 2003, as compared to $11.0 million in the same period of 2002. The Company experienced increases in all areas of other selling expenses due to the increase in scheduled service passengers enplaned between periods.

Advertising. Advertising expense increased 10.8% to $10.3 million in the first quarter of 2003, as compared to $9.3 million in the same period of 2002. The Company incurs advertising costs primarily to support single-seat scheduled service sales. The Company continues to increase advertising in an effort to increase consumer preference for the Company's enhanced product, especially in its important Chicago-Midway hub, which includes an advertising campaign identifying the Company as "An Honestly Different Airline."

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarters of 2003 and 2002, catering represented 81.1% and 77.3%, respectively, of total passenger service expense.

The total cost of passenger service increased 4.1% to $10.2 million in the first quarter of 2003, as compared to $9.8 million in the first quarter of 2002. This increase is mainly attributable to a 7.2% increase in scheduled service passengers boarded between periods.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 5.2% to $7.3 million in the first quarter of 2003, as compared to $7.7 million in the first quarter of 2002. The decrease is mainly attributable to the U.S. Government providing increased war-risk coverage in 2003. This coverage was provided at higher rates by the commercial insurance markets in 2002.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 34.1% to $6.0 million in the first quarter of 2003, as compared to $9.1 million in the first quarter of 2002.

The Company experienced a decrease in commissions of $3.5 million in the first quarter of 2003, as compared to the first quarter of 2002, attributable to scheduled service commissions due to the elimination of standard travel agency commissions for sales made after March 21, 2002. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year. In addition, commissions paid to travel agents by ATALC decreased $1.8 million in the first quarter of 2003, as compared to the first quarter of 2002, which is consistent with the decrease in related revenue. These decreases were partially offset by an increase in military/government charter commissions of $2.4 million, which is consistent with the increase in related revenue.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 7.4% to $5.8 million in the first quarter of 2003, as compared to $5.4 million in the first quarter of 2002. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added in both years, and rate increases at some existing locations.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 65.9% to $4.2 million in the first quarter of 2003, as compared to $12.3 million in the first quarter of 2002, approximately proportional to the decrease in ground package revenues. See the "Ground Package Revenues" section above for an explanation of the decline in both ground package sales and related costs.

Other Operating Expenses. Other operating expenses decreased 6.7% to $18.1 million in the first quarter of 2003, as compared to $19.4 million in the first quarter of 2002. This decrease was attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Income and Expense. Interest expense in the quarter ended March 31, 2003 increased to $12.7 million, as compared to $8.2 million in the same periods of 2002. The Company recorded $3.5 million in interest expense in the first quarter of 2003 related to the $168.0 million secured term loan acquired in November 2002. The Company also capitalized interest of $0.9 million less in the first quarter of 2003, as compared to the first quarter of 2002, since there were fewer aircraft pre-delivery deposits outstanding for future aircraft deliveries in the 2003 period.

The Company invested excess cash balances in short-term government securities and commercial paper and thereby earned $0.8 million in interest income in the first quarter of 2003, as compared to $0.7 million in the same period of 2002.

Income Taxes. The Company did not record any income tax expense or credit in the first quarter of 2003 applicable to its $11.0 million in pre-tax loss. In comparison, the Company recorded income tax expense of $0.8 million in the first quarter of 2002 applicable to its $2.6 million in pre-tax income. The effective tax rate for the first quarter of 2002 was 28.8%.

As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the first quarter of 2003, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. This valuation allowance, recorded in income tax expense, resulted in no tax benefit being realized on the Company's first quarter loss in 2003.

Liquidity and Capital Resources

Cash Flows. In the three months ended March 31, 2003, net cash provided by operating activities was $21.0 million, as compared to $18.2 million for the same period of 2002. The increase in cash provided by operating activities between periods primarily resulted from favorable changes in operating assets and liabilities, partially offset by the net loss in 2003, as compared to the net profit in 2002.

Net cash used in investing activities was $52.5 million in the first quarter of 2003, as compared to $144.9 million in the same period of 2002. Such amounts included capital expenditures totaling $10.1 million in the first quarter of 2003, as compared to $145.4 million in the first quarter of 2002. Included in the 2002 capital expenditures was $114.7 million for the purchase of certain Boeing 757-300 aircraft financed through bridge debt as of March 31, 2002. These aircraft were subsequently financed through operating leases in the second quarter of 2002. In addition, the Company had $21.8 million of net aircraft pre-delivery deposits returned in the first quarter of 2002 as aircraft were delivered. There was no change in outstanding aircraft pre-delivery deposits during the first quarter of 2003. Non-current prepaid aircraft rent increased more in the first quarter of 2003 as compared to the same period of 2002, reflecting additional cash rents paid in the first quarter of 2003 on aircraft deliveries made throughout 2002.

Net cash used in financing activities was $8.0 million in the first quarter of 2003, while net cash provided by financing activities was $79.9 million in the same period of 2002. In the first quarter of 2003, the Company recorded $7.3 million in restricted cash to collateralize additional letters of credit. In the first quarter of 2002, the Company borrowed $140.9 million in temporary bridge debt related to the purchase of certain Boeing 737-800 aircraft and Boeing 757-300 aircraft, of which the Company repaid $37.6 million in that same quarter. These aircraft were subsequently financed through operating leases in the second quarter of 2002. In addition, in the first quarter of 2002, the Company repaid $10.9 million in pre-delivery deposit facilities related to deposits returned on aircraft deliveries.

The Company presently expects that cash on hand at March 31, 2003, together with cash generated by future operations, expected reimbursements from the Supplemental Act, and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to fund the Company's obligations throughout 2003. However, the Company is scheduled to make large payments of principal on its outstanding senior indebtedness in 2004 and 2005. Given the current operating environment, the

Company is uncertain that it will be able to make those payments as they come due. The Company is currently exploring options to address this issue.

The adverse impact of current airline industry conditions on the Company, and the ongoing sufficiency of its financial resources to absorb that impact, will depend upon a number of factors, including but not limited to: (1) the Company's ability to continue to reduce its operating costs and conserve its financial resources; (2) the pace and extent of seat capacity reductions in the industry, if any, as these may affect competitive pricing for the Company's services; (3) the resolution of the conflict in the Middle East; (4) changes in, if any, the Company's current credit card holdback levels; (5) the number of crew members who may be called for duty in the United States armed forces, and the resulting impact on the Company's ability to operate as planned; (6) any further declines in the values of the aircraft in the Company's fleet, and any aircraft or other asset impairment charges; (7) the price of jet fuel consumed by the Company; and
(8) the Company's ability to retain its management and other employees in light of current industry conditions.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. Although the Company is obligated on a number of long-term operating leases which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations as of March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                Cash Payments Currently Scheduled
                                         --------------------------------------------------------------------------------
                                             Total            2 Qtr- 4 Qtr          2004            2006           After
                                         As of 3/31/03            2003             -2005           -2007           2007
                                         -------------       -------------    ------------      ---------     -----------
                                                                            (in thousands)
Current and long-term debt  (2)          $   516,138          $  20,040       $   373,063       $  60,477    $     62,558

Lease obligations                          3,509,577            168,072           548,597         517,891       2,275,017

Expected future lease obligations (1)        877,913              5,155            90,471         124,107         658,180
                                         -----------          ---------       ------------      ---------     -----------
Total contractual cash obligations       $ 4,903,628          $ 193,267       $  1,012,131      $ 702,475     $ 2,995,755
                                         ===========          =========       ============      =========     ===========

(1) Represents estimated payments on 12 new Boeing 757-300 and Boeing 737-800 aircraft the Company is committed to taking delivery of in 2003 and 2004, as well as four spare engines the Company is committed to taking delivery of in 2003 through 2006. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of March 31, 2003, as the Company has not received the aircraft. Payments for expected future lease obligations were derived using terms of leases for comparable aircraft currently in place. For further discussion, see "Financial Statements - Notes to Consolidated Financial Statements - Note 3 - Commitments and Contingencies."

(2) The 2004-2005 amounts reflect anticipated payments of principal on the Company's two series of outstanding senior notes. A $175 million principal payment is due on August 1, 2004 and a $125 million principal payment is due on December 15, 2005.

Aircraft and Fleet Transactions. The Company has purchase agreements with the Boeing Company to purchase directly from Boeing two new Boeing 757-300s and seven new Boeing 737-800s, which are currently scheduled for delivery between May 2003 and December 2004. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and short-term deposit finance facilities. As of March 31, 2003, the Company had $21.2 million in pre-delivery deposits outstanding for future aircraft deliveries, of which $8.4 million was provided by a deposit finance facility. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with the deposit facility will be used to repay that facility. As of March 31, 2003, the Company also has purchase rights for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft directly from Boeing.

The Company has agreements in place to lease three additional Boeing 737-800s under operating leases from a third party lessor, which are currently scheduled for delivery between June 2003 and the end of 2005.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2003 and 2006.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility that provides for maximum borrowings of $200.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of the Company, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. During the first quarter of 2002, the Company borrowed $140.9 million under this bridge facility for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases. The Company had no borrowings under this facility during the first quarter of 2003.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six SAAB 340B aircraft, with options to lease up to 10 additional aircraft. The Company took delivery of all six SAAB 340B aircraft under this agreement in 2002.

In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. As of March 31, 2003, the Company has transferred 23 of its original fleet of 24 Boeing 727-200 aircraft to BATA.

Significant Financings. In November 2002, the Company obtained a $168.0 million secured term loan, of which $148.5 million was guaranteed by the Air Transportation Stabilization Board. The net proceeds of the secured term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing bank credit facility and to collateralize new letters of credit, previously secured under the bank facility. The remaining funds were used for general corporate purposes. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2003, with escalation to 9.5% on the outstanding guaranteed principal balance in 2004 through 2008, are payable quarterly.

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of three Lockheed L-1011-500 aircraft, nine Lockheed L-1011-50 and 100 aircraft, two SAAB 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables.

In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to other loan participants to purchase up to 0.2 million shares of its common stock, in each case at an exercise price of $3.53 per share for a term of ten years. The Company recorded $7.4 million as the total fair value of warrants issued, which was recorded as unamortized discount on the secured loan at the date of the loan. The unamortized discount balance as of March 31, 2003 is $6.8 million.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of March 31, 2003, the bank had withheld $37.4 million in cash. As of December 31, 2002, the bank had withheld $30.0 million in cash. The deposits as of March 31, 2003 and December 31, 2002 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. The bank has subsequently agreed to a 60% deposit, with that percentage being subject to increase up to either 75% or 100%, in the event that certain restrictive covenants are not met. A deposit of 100% of this obligation would have resulted in the additional retention of $24.9 million by the bank at March 31, 2003 and $20.0 million at December 31, 2002. The bank's right to maintain a 60% deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The  Company  has the  right to  terminate  its  agreement  with  the bank  upon providing appropriate notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of March 31, 2003 no cash deposit requirements had been implemented by the issuers or processors of those cards.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The Department of Transportation ("DOT") also requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. One issuer currently provides all surety bonds issued on behalf of the Company.

Prior to the terrorist attacks of September 11, 2001, the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of March 31, 2003, the letter of credit requirement decreased to $15.2 million, reflecting an actual decline in outstanding charter deposit obligations of the Company. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

In addition, the Company must provide secured letters of credit in satisfaction for various other regulatory requirements. As of March 31, 2003, the Company's secured letters of credit, including the letter of credit securing the DOT surety bond obligations discussed above, totaled $37.7 million. The funds collateralizing these letters of credit is shown as restricted cash on the balance sheet as of March 31, 2003.

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

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp.'s Annual Report on Form 10-K for the year 2002.

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

(b) Report filed on February 4, 2003, furnishing items under Item 9. Regulation FD Disclosure.

     Report filed on February 12, 2003, furnishing items under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

     Report filed on March 5, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on March 19, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on March 21, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on April 25, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on April 29, 2003, furnishing items under Item 9. Regulation FD Disclosure.

     Report filed on April 29, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ATA Holdings Corp.
                                             (Registrant)




Date     May 14, 2003                    by /s/ David M. Wing
     -----------------                  ----------------------
                                        David M. Wing
                                        Executive Vice President and
                                        Chief Financial Officer
                                        On behalf of the Registrant

                                                            Index to Exhibits

   Exhibit No.

99.1 CEO  Certification  Pursuant to Section #302 of the  Sarbanes-Oxley  Act of
     2002

99.2 CFO  Certification  Pursuant to Section #302 of the  Sarbanes-Oxley  Act of
     2002

99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002