Form 10-Q
period 2003-06-30
ATA HOLDINGS CORP
filed 2003-08-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2003

                                       or

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

Common Stock, Without Par Value - 11,765,553 shares outstanding as of July 31, 2003.

PART I - Financial Information
Item I - Financial Statements

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                           June 30,              December 31,
                                                                             2003                    2002
                                                                        -------------            -------------
                                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $     185,982            $     200,160
     Aircraft pre-delivery deposits                                             8,394                   16,768
     Receivables, net of allowance for doubtful accounts
     (2003 - $1,258; 2002 - $2,375)                                            94,613                   86,377
     Inventories, net                                                          49,404                   51,233
     Prepaid expenses and other current assets                                 36,495                   39,214
                                                                        -------------            -------------
Total current assets                                                          374,888                  393,752

Property and equipment:
     Flight equipment                                                         323,599                  312,652
     Facilities and ground equipment                                          137,571                  134,355
                                                                        -------------            -------------
                                                                              461,170                  447,007
     Accumulated depreciation                                                (194,030)                (181,380)
                                                                        -------------            -------------
                                                                              267,140                  265,627

Restricted cash                                                                38,570                   30,360
Goodwill                                                                       14,887                   14,887
Assets held for sale                                                            4,857                    5,090
Prepaid aircraft rent                                                         132,710                   68,828
Investment in BATA, LLC                                                        24,117                   22,968
Deposits and other assets                                                      40,099                   46,624
                                                                        -------------            -------------
Total assets                                                            $     897,268            $     848,136
                                                                        =============            =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt                                $      24,874            $      14,191
    Short-term debt                                                             4,197                    8,384
    Accounts payable                                                           22,413                   23,688
    Air traffic liabilities                                                   109,528                   94,693
    Accrued expenses                                                          162,109                  160,924
                                                                        -------------            -------------
Total current liabilities                                                     323,121                  301,880

Long-term debt, less current maturities                                       478,777                  486,853
Deferred gains from sale and leaseback of aircraft                             53,491                   54,889
Other deferred items                                                           47,080                   42,038
                                                                        -------------            -------------
Total liabilities                                                             902,469                  885,660

Commitments and Contingencies

Redeemable preferred stock; authorized and issued 800 shares                   85,345                  82,485

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued                       -                       -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,476,193 - 2003 and 2002                                       65,290                   65,290
    Treasury stock; 1,711,440 shares - 2003; 1,711,440 shares - 2002          (24,778)                 (24,778)
    Additional paid-in capital                                                 18,374                   18,374
    Retained deficit                                                         (149,432)                (178,895)
                                                                        -------------            -------------
Total shareholders' deficit                                                   (90,546)                (120,009)
                                                                        -------------            -------------
Total liabilities and shareholders' deficit                             $     897,268            $     848,136
                                                                        =============            =============
See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands, except per share data)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                        2003                 2002             2003                 2002
                                                     ----------          ----------        ----------          ----------
                                                     (Unaudited)         (Unaudited)       (Unaudited)         (Unaudited)

Operating revenues:
  Scheduled service                                  $  278,009          $  224,515        $  522,777          $  432,798
  Charter                                                94,550              73,667           206,857             170,513
  Ground package                                          3,265               9,731             8,476              24,977
  Other                                                  12,298              10,628            23,641              20,823
                                                     ----------          ----------        ----------          ----------
Total operating revenues                                388,122             318,541           761,751             649,111
                                                     ----------          ----------        ----------          ----------
Operating expenses:
  Salaries, wages and benefits                           98,875              91,701           193,153             169,688
  Fuel and oil                                           68,081              51,151           143,173              98,394
  Aircraft rentals                                       56,065              45,033           111,334              84,487
  Handling, landing and navigation fees                  31,399              28,450            61,456              56,130
  Crew and other employee travel                         16,856              13,578            31,843              27,448
  Depreciation and amortization                          13,796              22,718            28,989              41,408
  Other selling expenses                                 13,085              11,376            24,842              22,359
  Passenger service                                      10,756               9,531            21,005              19,298
  Aircraft maintenance, materials and repairs            10,751              14,660            24,230              26,080
  Advertising                                            10,030              11,296            20,305              20,628
  Insurance                                               7,526               7,936            14,861              15,671
  Facilities and other rentals                            5,797               5,753            11,621              11,198
  Commissions                                             4,214               5,002            10,240              14,125
  Ground package cost                                     2,786               7,726             6,990              20,075
  Aircraft impairments and retirements                        -              17,241                 -              17,241
  U.S. Government funds                                 (37,156)             15,210           (37,156)             15,210
  Other                                                  19,316              19,472            37,400              38,906
                                                     ----------          ----------        ----------          ----------
Total operating expenses                                332,177             377,834           704,286             698,346
                                                     ----------          ----------        ----------          ----------
Operating income (loss)                                  55,945             (59,293)           57,465             (49,235)

Other income (expense):
  Interest income                                           705                 823             1,511               1,512
  Interest expense                                      (12,959)            (10,012)          (25,641)            (18,250)
  Other                                                    (376)               (501)           (1,012)               (368)
                                                     ----------          ----------        ----------          ----------
Other expense                                           (12,630)             (9,690)          (25,142)            (17,106)
                                                     ----------          ----------        ----------          ----------
Income (loss) before income taxes                        43,315             (68,983)           32,323             (66,341)
Income taxes (credits)                                        -             (13,585)                -             (12,823)
                                                     ----------          ----------        ----------          ----------
Net income (loss)                                        43,315             (55,398)           32,323             (53,518)

Preferred stock dividends                                (2,485)             (2,485)           (2,860)             (2,860)
                                                     ----------          ----------        ----------          ----------
Income (loss) available to common shareholders       $   40,830          $  (57,883)       $   29,463          $  (56,378)
                                                     ==========          ==========        ==========          ==========


Basic earnings per common share:

Average shares outstanding                           11,764,753          11,752,957        11,764,753          11,658,184
Net income (loss) per share                          $     3.47          $    (4.92)       $     2.50          $    (4.84)
                                                     ==========          ==========        ==========          ==========

Diluted earnings per common share:

Average shares outstanding                           15,351,387          11,752,957         15,351,387         11,658,184
Net income (loss) per share                          $     2.68          $    (4.92)        $     1.97         $    (4.84)
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

                                    Redeemable                              Additional                          Total
                                     Preferred      Common     Treasury       Paid-in       Retained        Shareholders'
                                       Stock        Stock        Stock        Capital        Deficit           Deficit
                                       --------     --------   ---------      --------     ----------         ----------
 Balance, December 31, 2002           $ 82,485     $ 65,290   $ (24,778)     $ 18,374     $ (178,895)        $ (120,009)
                                      --------     --------   ---------      --------     ----------         ----------

  Net loss                                   -            -           -             -        (10,992)           (10,992)

  Accrued preferred stock dividends         375           -           -             -           (375)              (375)
                                       --------     --------   ---------      --------     ----------         ----------
 Balance, March 31, 2003              $  82,860     $ 65,290  $ (24,778)     $ 18,374     $ (190,262)        $ (131,376)
                                      =========     ========  =========      ========     ==========         ==========

  Net income                                  -            -          -             -         43,315             43,315

  Accrued preferred stock dividends       2,485            -          -             -         (2,485)            (2,485)
                                       --------     --------   ---------      --------     ----------         ----------
 Balance, June 30, 2003               $  85,345    $  65,290  $ (24,778)     $ 18,374     $ (149,432)        $  (90,546)
                                      =========    =========  =========      ========     ==========         ==========

See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)

                                                                    Six Months Ended June 30,
                                                                     2003                  2002
                                                                  ---------             ---------
                                                                  (Unaudited)           (Unaudited)
Operating activities:

Net income (loss)                                                 $  32,323             $ (53,518)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                                      28,989                41,408
  Aircraft impairments and retirements                                    -                17,241
  Deferred income taxes                                                   -                (3,633)
  Other non-cash items                                                4,969                15,073
Changes in operating assets and liabilities:
  U.S. Government grant receivable                                    6,158                15,210
  Other receivables                                                 (14,394)              (10,342)
  Inventories                                                          (151)               (7,653)
  Prepaid expenses                                                    2,719               (12,192)
  Accounts payable                                                   (1,275)                9,209
  Air traffic liabilities                                            14,835                 7,074
  Accrued expenses                                                    2,551                 1,363
                                                                  ---------             ---------
  Net cash provided by operating activities                          76,724                19,240
                                                                  ---------             ---------
Investing activities:

Aircraft pre-delivery deposits                                        8,374                43,898
Capital expenditures                                                (29,523)              (43,283)
Noncurrent prepaid aircraft rent                                    (63,882)              (21,926)
Investment in BATA, LLC                                                   -                18,632
Reductions to other assets                                            4,909                    96
Proceeds from sales of property and equipment                           171                   286
                                                                  ---------             ---------
  Net cash used in investing activities                             (79,951)               (2,297)
                                                                  ---------             ---------
Financing activities:

Preferred stock dividends                                                 -                (2,860)
Proceeds from sale/leaseback transactions                                 -                 2,794
Payments on short-term debt                                          (4,187)              (20,680)
Proceeds from long-term debt                                          5,729               194,491
Payments on long-term debt                                           (4,283)             (222,031)
Increase in restricted cash                                          (8,210)                    -
Proceeds from stock options exercises                                     -                   449
Purchase of treasury stock                                                -                   (10)
                                                                  ---------             ---------
  Net cash used in financing activities                             (10,951)              (47,847)
                                                                  ---------             ---------
Decrease in cash and cash equivalents                               (14,178)              (30,904)
Cash and cash equivalents, beginning of period                      200,160               184,439
                                                                  ---------             ---------
Cash and cash equivalents, end of period                          $ 185,982             $ 153,535
                                                                  =========             =========


Supplemental disclosures:

Cash payments for:
  Interest                                                        $  22,999             $  22,148
  Income taxes (refunds)                                          $ (16,711)            $   3,132

Financing and investing activities not affecting cash:
  Accrued capitalized interest                                    $     752             $  (6,239)
  Accrued preferred stock dividends                               $   2,860             $       -

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

     The consolidated financial statements for the quarters ended June 30, 2003 and 2002 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

     During 1996, the Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information using the fair value method of FAS 123 follows:

                                               Three Months Ended June 30,
                                                 2003            2002
                                             ------------------------------
                                            (In thousands, except per share
                                                         data)
Net income (loss) available to common
shareholders, as reported                      $40,830          $(57,883)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects                                          0               (31)
                                                ------           -------
Net income (loss) available to common
shareholders, pro forma                         40,830           (57,914)
                                                ======           =======

Basic income (loss) per share, as
reported                                          3.47             (4.92)
                                                ======           =======
Diluted income (loss) per share, as
reported                                          2.68             (4.92)
                                                ======           =======
Basic income (loss) per share, pro forma          3.47             (4.93)
                                                ======           =======
Diluted income (loss) per share, pro forma        2.68             (4.93)
                                                ======           =======


                                               Six Months Ended June 30,
                                                 2003            2002
                                             ------------------------------
                                            (In thousands, except per share
                                                         data)
Net income (loss) available to common
shareholders, as reported                      $29,463          $(56,378)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects                                        (10)              (80)
                                                ------           -------
Net income (loss) available to common
shareholders, pro forma                         29,453           (56,458)
                                                ======           =======
Basic income (loss) per share, as
reported                                          2.50             (4.84)
                                                ======           =======
Diluted income (loss) per share, as
reported                                          1.97             (4.84)
                                                ======           =======
Basic income (loss) per share, pro forma          2.50             (4.84)
                                                ======           =======
Diluted income (loss) per share, pro forma        1.97             (4.84)
                                                ======           =======

2.   State of the Industry and the Company

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United States. These attacks resulted in significant loss of life and property damage. The terrorist attacks and generally weak economic conditions have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in the years ended December 31, 2002 and 2001 and three months ended March 31, 2003. While the Company experienced a profit in the second quarter of 2003, much of that profit resulted from the Company's receipt of $37.2 million in conjunction with the Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act made available $2.3 billion in funds to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001.

     During 2002, two major air carriers, US Airways Group, Inc. and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers are seeking to recover from financial losses, at least partially, by reducing their seat capacity. As this is accomplished by eliminating aircraft from operating fleets, the market value of aircraft may be adversely affected. The Company recorded substantial charges to earnings resulting from fleet retirements and impairments in the years ended December 31, 2002 and 2001. However, during the same period the Company substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft. These new Boeing aircraft are all leased under operating leases and have higher fixed ownership costs than the older fleets that they replaced. Certain of these aircraft operating leases require significant cash payments in the first few years of the lease. Consequently, the Company made large operating lease payments on these aircraft in the first quarter of 2003, which caused a substantial decrease in the Company's cash balance from December 31, 2002 to March 31, 2003. In addition, since all of these aircraft are leased, the Company has pledged receivables and other assets to secure its debt, leaving the Company with few unencumbered assets. Since September 11, 2001, the industry and the Company have also been adversely impacted by substantially higher insurance costs, passenger security costs, and the war in Iraq.

     In addition to the funds received in the second quarter of 2003, the Company has benefited from certain other of the U.S. Government's initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in before-tax compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks, and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly-established Air Transportation Stabilization Board ("ATSB"). The Company received $50.1 million of U.S. Government grant compensation under the Act, of which the final payment of $6.2 million was received in the first quarter of 2003. The Company also obtained a $168.0 million secured term loan in November 2002, of which $148.5 million is guaranteed by the ATSB.

     While it is  expected  that  adverse  industry  conditions  are  likely  to continue throughout the remainder of 2003, the Company's management believes it has a viable plan to ensure sufficient cash to fund operations during 2003. The plan calls for focusing marketing efforts on those routes where the Company believes it can be a leading provider and implementing a number of cost-saving initiatives the Company believes will enhance its low-cost advantage. Although the Company believes the assumptions underlying its full-year 2003 financial projections are reasonable, there are significant risks which could cause the Company's 2003 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain consequences of the two major airline bankruptcies filed in 2002, the possibility of other airline bankruptcy filings, and the ongoing geopolitical impacts of the conflicts in the Middle East.

     However, the Company is scheduled to make large principal payments on its outstanding senior indebtedness and on its aircraft operating leases in 2004 and 2005. In August 2004, $175 million of the Company's senior notes are due in full, with another $125 million of senior notes due in December 2005. Although the $175 million notes are properly classified as long-term debt at June 30, 2003, they will become current in August 2003. The Company also has substantial fixed payment obligations under aircraft operating leases in 2003, 2004 and 2005, including cash payments of approximately $170.9 million in the first quarter of 2004. The Company is currently unable to obtain any additional financing and does not expect to be able to do so in the near future. The Company does not anticipate that cash on hand as of June 30, 2003, together with cash generated by future operating activities and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and repay its debt when it matures. On April 10, 2003, Moody's Investors Service downgraded its ratings of the unsecured debt from "Caa1" to "Caa3" and indicated that it has a negative outlook for future ratings. On July 30, 2003, S&P downgraded the Company's corporate credit rating from "B-" to "CCC" and its senior unsecured debt rating from "CCC" to "CC." The Company's ratings remain on Credit Watch. The downgrade was based on an announcement that the Company does not expect to have enough cash to meet its scheduled aircraft operating lease obligations beginning in 2004 and repay its debt when it matures and cannot currently obtain additional financing.

     The Company's failure to make scheduled payments of interest or principal under the outstanding senior notes or to make its scheduled payments under its aircraft operating leases would constitute an event of default under many of the agreements governing its indebtedness (including its government guaranteed loan) due to cross-default provisions. Also, the Company's government guaranteed loan contains a covenant requiring the Company to maintain a cash balance of $40 million. Failure to comply with this covenant would constitute an event of default. In addition, if the Company fails to pay the principal amounts due under its outstanding senior notes, the trustee or the holders of at least 25 percent of the principal amount of those notes would have the option to take legal action against the Company to accelerate its obligations under the senior notes and collect the amounts due. If the Company fails to make scheduled payments under the aircraft operating leases, the lessors may repossess the aircraft subject to the leases, effectively shutting down its operations. Finally, in such circumstances the Company's credit card processors may elect to hold back up to 100 percent of its pre-paid sales, which would aggravate its current liquidity difficulties.

     In an effort to address its current liquidity difficulties, the Company has entered into discussions with its major lessors to amend the aircraft operating leases with those lessors to reduce the Company's scheduled cash payments under those leases in the immediate term and result in a more constant stream of rental payments due under those leases over the entire term. In addition, the Company has engaged two investment banks to evaluate the Company's options with respect to a refinancing or restructuring of its outstanding senior notes. If the Company is unable to reach a satisfactory agreement with its aircraft lessors and its creditors, it may be forced to restructure its debts in bankruptcy.

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended June 30 ,
                                                                        2003                    2002
                                                                    ------------          -------------
Numerator:
   Net income (loss)                                                $ 43,315,000          $ (55,398,000)
   Preferred stock dividends                                          (2,485,000)            (2,485,000)
                                                                    ------------          -------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                               $ 40,830,000          $ (57,883,000)
                                                                    ------------          -------------
Effect of dilutive securities:
   Convertible redeemable preferred stock                                375,000                      -
                                                                    ------------           -------------
Numerator for diluted earnings per share                            $ 41,205,000          $ (57,883,000)
                                                                    ============          =============
Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                          11,764,753             11,752,957
   Effect of potential dilutive securities:
     Employee stock options                                                    -                      -
     Convertible redeemable preferred stock                            1,914,486                      -
     Warrants issued under secured term loan                           1,672,148                      -
                                                                    ------------          -------------
   Denominator for diluted earnings per share
    - adjusted weighted average shares                                15,351,387             11,752,957
                                                                    ============          =============
Basic income (loss) per share                                       $       3.47          $      (4.92)
                                                                    ============          =============
Diluted income (loss) per share                                     $       2.68          $      (4.92)
                                                                    ============          =============

                                                                      Six Months Ended June 30 ,
                                                                        2003                    2002
                                                                    ------------          -------------
Numerator:
   Net income (loss)                                                $ 32,323,000          $ (53,518,000)
   Preferred stock dividends                                          (2,860,000)            (2,860,000)
                                                                    ------------          -------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                               $ 29,463,000          $ (56,378,000)
                                                                    ------------          -------------
Effect of dilutive securities:
   Convertible redeemable preferred stock                                750,000                      -
                                                                    ------------          -------------
Numerator for diluted earnings per share                            $ 30,213,000          $ (56,378,000)
                                                                    ============          =============

Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                          11,764,753             11,658,184
   Effect of potential dilutive securities:
     Employee stock options                                                    -                      -
     Convertible redeemable preferred stock                            1,914,486                      -
     Warrants issued under secured term loan                           1,672,148                      -
                                                                    ------------          -------------
   Denominator for diluted earnings per share
    - adjusted weighted average shares                                15,351,387             11,658,184
                                                                    ============          =============

Basic income (loss) per share                                       $       2.50          $       (4.84)
                                                                    ============          =============

Diluted income (loss) per share                                     $       1.97          $       (4.84)
                                                                    ============          =============

     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share, the impact of 1,914,486 shares of convertible redeemable preferred stock in the three and six months ended June 30, 2002 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition the impact of 385,780 and 436,013 employee stock options, respectively, has been excluded from the computation of diluted earnings per share for the same periods because their effect would be antidilutive.

4.   Commitments and Contingencies

     The Company has purchase agreements with the Boeing Company to purchase directly from Boeing one new Boeing 757-300 and seven new Boeing 737-800s, which are currently scheduled for delivery between July 2003 and August 2005. The Boeing 737-800 aircraft are powered by General Electric
     CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by Rolls-Royce RB211-535 E4C engines. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and short-term deposit finance facilities. As of June 30, 2003, the Company had $12.8 million in pre-delivery deposits outstanding for future aircraft deliveries, of which $4.2 million was provided by a deposit finance facility. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with the deposit facility will be used to repay that facility. As of June 30, 2003, the Company also has purchase rights for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft directly from Boeing.

     The Company has agreements in place to lease two additional Boeing 737-800s under operating leases from a third party lessor, which are currently scheduled for delivery in November 2003 and the end of 2005.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2005 and 2008.

     The Company intends to finance all future aircraft and engine deliveries under purchase agreements with operating leases. The Company has estimated the amount of payments for these expected future lease obligations, using the terms of leases for comparable aircraft currently in place. The estimated future payments for these 10 future aircraft deliveries, which do not include obligations for leases currently in place, are shown in the following table:

                    Expected
                     Future
                      Lease
                   Obligations
                 (in thousands)
                 --------------

2003             $       12,614

2004                      5,884

2005                     14,024

2006                     49,971

2007                     52,214

Thereafter              596,090
                 --------------
                 $      730,797
                 ==============

     In 2001, the Company entered into short-term operating leases with BATA Leasing LLC ("BATA"), a 50/50 joint venture with Boeing Capital Corporation ("BCC"), to lease back nine Boeing 727-200 aircraft which had been previously contributed to the joint venture by the Company, all of which leases have been terminated. The Company is subject to lease return conditions on these nine former operating leases, upon BATA's delivery by lease or sale of any aircraft subject to the operating leases to a third-party. On January 31, 2003, BATA entered into a lease agreement with a third-party lessee on one of the nine aircraft. The return conditions set forth in the short-term operating lease were satisfied by the completion of a cargo conversion, without incurring additional expense on the airframe or engines. Management believes it is reasonably possible that a lessee or buyer will be identified for the remaining eight aircraft. The Company estimates that it could incur approximately $6.0 million of expense to meet the return conditions, if all eight of the aircraft were leased by BATA to third parties. If the aircraft are leased as cargo carriers, it is likely the lease return conditions will be satisfied by completing the cargo conversion on the aircraft. No liability has been recorded for these return conditions as of June 30, 2003, as management does not believe it is probable that it will be paid.

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

5.   Income Taxes

     As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the first six months of 2003, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. The partial reversal of the valuation allowance, recorded in income tax expense, resulted in no tax expense being realized on the Company's pre-tax income in the first six months of 2003.


6.   Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 must be applied immediately to variable interest entities created after January 31, 2003. The provisions must be applied to variable interest entities that existed prior to February 1, 2003 by the first interim period beginning after June 15, 2003. The related disclosure requirements are effective immediately. Although the Company does not expect this interpretation to have a material impact on the Company, it is continuing to evaluate its interest in other entities in accordance with this complex interpretation.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and applied to previously existing instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003.

     As a result of FAS 150, the Company will classify its 500 shares of Series A redeemable preferred stock, which are valued at $54.2 million as of June 30, 2003, as a liability on the Company's balance sheet beginning July 1, 2003. The Company's 300 shares of Series B convertible redeemable preferred stock, which are valued at $31.1 million as of June 30, 2003, will remain classified between liabilities and equity on the Company's balance sheet.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Six Months Ended June 30, 2003, Versus Quarter and Six Months Ended June 30, 2002

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA Airlines, Inc. ("ATA"), formerly American Trans Air, Inc., has been operating for 30 years and is the tenth largest U.S. airline in terms of 2002 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver,
Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte and Pittsburgh. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and six months ended June 30, 2003, the Company recorded operating income of $55.9 million and $57.5 million, respectively, as compared to an operating loss of $59.3 million and $49.2 million in the same periods of 2002. In the quarter and six months ended June 30, 2003, the Company had a net income of $43.3 million and $32.3 million, respectively, as compared to a net loss of $55.4 million and $53.5 million in the same periods of 2002. The net income recorded in the second quarter and first six months of 2003 includes $37.2 million received under the Supplemental Act, which was recorded as a reduction in operating expenses.

Consolidated revenue per available seat mile ("RASM") decreased to 7.23 cents and 7.15 cents, respectively, in the quarter and six months ended June 30, 2003, as compared to 7.50 cents and 7.59 cents, respectively, in the comparable periods of 2002. These decreases were mainly due to a weak scheduled service pricing environment in the first six months of 2003, which was impacted by the war in the Middle East and a continuing weakened economy. In addition, the Company's scheduled service unit revenues were adversely affected by the Company's aggressive capacity growth between the six month periods ended June 30, 2003 and 2002 due to the addition of new Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet. The Company was able to utilize some of the increased capacity in its military charter service in order to meet the increased flying requirements of the Civil Reserve Air Fleet ("CRAF") activation in February 2003, which supported Operation Iraqi Freedom. In the first six months of 2003, the Company's military charter revenue increased 97.8%, as compared to the first six months of 2002. The CRAF program ended on June 18, 2003, and the Company expects its military/government charter revenues to return to 2002 levels for the remainder of 2003.

The Company's unit costs remained among the lowest of major airlines in the first six months of 2003. Consolidated cost per available seat mile ("CASM") decreased to 6.19 cents and 6.61 cents, respectively, in the quarter and six months ended June 30, 2003, as compared to 8.89 cents and 8.16 cents, respectively, in the comparable periods of 2002. These 2003 CASM amounts reflect the impact of the receipt of $37.2 million, or 0.69 cents and 0.35 cents in the quarter and six months ended June 30, 2003, in U.S. Government funds from the Supplemental Act in the second quarter of 2003. The 2002 CASM amounts reflect the impact of $15.2 million, or 0.36 cents and 0.18 cents in the quarter and six months ended June 30, 2002, charged to U.S. Government funds as a reserve in connection with the potential reversal of anticipated U.S. Government compensation, and $17.2 million, or 0.41 cents and 0.20 cents in the quarter and six months ended June 30, 2002, of aircraft impairments and retirements charges. The CASM declines were mainly due to the Company's continuing efforts to further reduce operating expenses; the benefits from increased aircraft and crew utilization; and the cost savings realized from the addition of its new fleets comprised of Boeing 737-800 and Boeing 757-300 aircraft. These CASM declines were achieved despite a 9.0% and a 24.1% increase in the average cost per gallon of jet fuel consumed in the second quarter and first six months of 2003, respectively, as compared to the same periods of 2002. These increases cost the Company an incremental $5.5 million and $22.6 million in the second quarter and first six months of 2003, respectively, net of a $1.3 million and $6.6 million increase in fuel escalation revenues, respectively.

For the 2003 fiscal year, the Company currently expects that it may earn an operating profit. However, significant uncertainties continue to exist with respect to unit revenues and fuel prices, both of which may be adversely affected by geopolitical and economic events, including the uncertain consequences of the two major airline bankruptcies filed in 2002 and the continuation of conflict in the Middle East, which are not within the Company's direct control. Therefore, the Company can provide no assurance that it will earn an operating profit in 2003.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

For the quarter ended June 30, 2003, the Company had operating income of $55.9 million, as compared to an operating loss of $59.3 million in the same period of 2002. The Company had a net income of $43.3 million in the second quarter of 2003, as compared to a net loss of $55.4 million in the same period of 2002.

Operating revenues increased 21.9% to $388.1 million in the second quarter of 2003, as compared to $318.5 million in the same period of 2002. Consolidated RASM decreased 3.60% to 7.23 cents in the second quarter of 2003, as compared to
7.50 cents in the second quarter of 2002. Scheduled service revenues increased $53.5 million between periods, or 23.8%, while charter revenues increased $20.9 million between periods, or 28.4%. Military/government charter operations increased in the second quarter of 2003 as a result of the war in the Middle East. Scheduled service unit revenues reflected weakness in both load factors and yields in the second quarter of 2003.

Operating expenses decreased 12.1% to $332.2 million in the second quarter of 2003, as compared to $377.8 million in the same period of 2002. Consolidated CASM decreased 30.4% to 6.19 cents in the second quarter of 2003, as compared to
8.89 cents in the second quarter of 2002. Operating expenses for the second quarter of 2003 reflect the receipt of $37.2 million in U.S. Government funds from the Supplemental Act, which was recorded as a reduction to operating expenses.

For the six months ended June 30, 2003, the Company had operating income of $57.5 million, as compared to an operating loss of $49.2 million in the same period of 2002. The Company had a net income of $32.3 million in the first six months of 2003, as compared to a net loss of $53.5 million in the same period of 2002.

Operating revenues increased 17.4% to $761.8 million in the first six months of 2003, as compared to $649.1 million in the same period of 2002. Consolidated RASM decreased 5.8% to 7.15 cents in the first six months of 2003, as compared to 7.59 cents in the first six months of 2002. Scheduled service revenues increased $90.0 million between years, or 20.8%, while charter revenues increased $36.3 million between years, or 21.3%. Military/government charter operations increased in the first six months of 2003 as a result of the war in the Middle East. Scheduled service unit revenues reflected weakness in both load factors and yields in the first six months of 2003.

Operating expenses increased 0.9% to $704.3 million in the first six months of 2003, as compared to $698.3 million in the same period of 2002. Consolidated CASM decreased 19.0% to 6.61 cents in the first six months of 2003, as compared to 8.16 cents in the same period of 2002. Operating expenses for the first six months of 2003 reflect the receipt of $37.2 million in U.S. Government funds from the Supplemental Act, which was recorded as a reduction to operating expenses.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                Cents per ASM                                   Cents per ASM
                                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                                            2003                 2002                      2003              2002
                                                            ---------------------------                   -------------------------
Consolidated operating revenues:                            7.23                 7.50                      7.15              7.59

Consolidated operating expenses:
   Salaries, wages and benefits                             1.84                 2.16                      1.81              1.98
   Fuel and oil                                             1.27                 1.20                      1.34              1.15
   Aircraft rentals                                         1.04                 1.06                      1.04              0.99
   Handling, landing and navigation fees                    0.58                 0.67                      0.58              0.66
   Crew and other employee travel                           0.31                 0.32                      0.30              0.32
   Depreciation and amortization                            0.26                 0.53                      0.27              0.48
   Other selling expenses                                   0.24                 0.27                      0.23              0.26
   Passenger service                                        0.20                 0.22                      0.20              0.23
   Aircraft maintenance, materials and repairs              0.20                 0.34                      0.23              0.30
   Advertising                                              0.19                 0.27                      0.19              0.24
   Insurance                                                0.14                 0.19                      0.14              0.18
   Facilities and other rentals                             0.11                 0.14                      0.11              0.13
   Commissions                                              0.08                 0.12                      0.10              0.17
   Ground package cost                                      0.05                 0.18                      0.07              0.23
   Aircraft impairments and retirements                        -                 0.41                         -              0.20
   U.S. Government funds                                   (0.69)                0.36                     (0.35)             0.18
   Other                                                    0.37                 0.45                      0.35              0.46
                                                       ---------            ---------                ----------         ---------
Total consolidated operating expenses                       6.19                 8.89                      6.61              8.16
                                                       ---------            ---------                ----------         ---------
Consolidated operating income                               1.04                (1.39)                     0.54             (0.57)
                                                       =========            =========                ==========         =========

ASMs (in thousands)                                    5,370,153            4,249,829                10,654,863         8,556,259

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

                                                               Three Months Ended June 30,
                                                  2003              2002            Inc (Dec)         % Inc (Dec)
                                              -------------------------------------------------------------------
Departures Jet                                   19,786             16,055             3,731             23.24
Departures SAAB                                  13,084              8,996             4,088             45.44
                                              ----------------------------------------------------------------
   Total Departures                              32,870             25,051             7,819             31.21
                                              ----------------------------------------------------------------
Block Hours Jet                                  61,716             47,677            14,039             29.45
Block Hours SAAB                                 12,797              8,415             4,382             52.07
                                              ----------------------------------------------------------------
   Total Block Hours                             74,513             56,092            18,421             32.84
                                              ----------------------------------------------------------------
RPMs Jet (000s)                               3,732,628          3,091,681           640,947             20.73
RPMs SAAB (000s)                                 51,922             33,795            18,127             53.64
                                              ----------------------------------------------------------------
 Total RPMs (000s) (a)                        3,784,550          3,125,476           659,074             21.09
                                              ----------------------------------------------------------------
ASMs Jet (000s)                               5,292,058          4,201,657         1,090,401             25.95
ASMs SAAB (000s)                                 78,095             48,172            29,923             62.12
                                              ----------------------------------------------------------------
   Total ASMs (000s) (b)                      5,370,153          4,249,829         1,120,324             26.36
                                              ----------------------------------------------------------------
Load Factor Jet (%)                               70.53              73.58             (3.05)            (4.15)
Load Factor SAAB (%)                              66.49              70.15             (3.66)            (5.22)
                                              ----------------------------------------------------------------
   Total Load Factor (%)  (c)                     70.47              73.54             (3.07)            (4.17)
                                              ----------------------------------------------------------------
Passengers Enplaned Jet                       2,658,408          2,322,864           335,544             14.45
Passengers Enplaned SAAB                        295,799            211,512            84,287             39.85
                                              ----------------------------------------------------------------
   Total Passengers Enplaned (d)              2,954,207          2,534,376           419,831             16.57
                                              ----------------------------------------------------------------
Revenue $ (000s)                                388,122            318,541            69,581             21.84
RASM in cents (e)                                  7.23               7.50             (0.27)            (3.60)
CASM in cents (f)                                  6.19               8.89             (2.70)           (30.37)
Yield in cents (g)                                10.26              10.19              0.07              0.69

See footnotes (a) through (g) on pages 18-19.

                                                               Six Months Ended June 30,
                                                  2003              2002            Inc (Dec)         % Inc (Dec)
                                              --------------------------------------------------------------------
Departures Jet                                   38,980             32,158             6,822             21.21
Departures SAAB                                  25,797             17,313             8,484             49.00
                                              ----------------------------------------------------------------
   Total Departures                              64,777             49,471            15,306             30.94
                                              ----------------------------------------------------------------
Block Hours Jet                                 122,532             95,252            27,280             28.64
Block Hours SAAB                                 25,220             16,200             9,020             55.68
                                              ----------------------------------------------------------------
   Total Block Hours                            147,752            111,452            36,300             32.57
                                              ----------------------------------------------------------------
RPMs Jet (000s)                               7,057,275          6,094,743           962,532             15.79
RPMs SAAB (000s)                                 97,973             62,407            35,566             56.99
                                              ----------------------------------------------------------------
   Total RPMs (000s) (a)                      7,155,248          6,157,150           998,098             16.21
                                              ----------------------------------------------------------------
ASMs Jet (000s)                              10,500,361          8,463,484         2,036,877             24.07
ASMs SAAB (000s)                                154,502             92,775            61,727             66.53
                                             -----------------------------------------------------------------
   Total ASMs (000s) (b)                     10,654,863          8,556,259         2,098,604             24.53
                                             -----------------------------------------------------------------
Load Factor Jet (%)                               67.21              72.01             (4.80)            (6.67)
Load Factor SAAB (%)                              63.41              67.27             (3.86)            (5.74)
                                              ----------------------------------------------------------------
   Total Load Factor (%) (c)                      67.15              71.96             (4.81)            (6.68)
                                              ----------------------------------------------------------------
Passengers Enplaned Jet                       5,036,086          4,563,890           472,196             10.35
Passengers Enplaned SAAB                        557,933            392,501           165,432             42.15
                                              ----------------------------------------------------------------
   Total Passengers Enplaned (d)              5,594,019          4,956,391           637,628             12.86
                                              ----------------------------------------------------------------
Revenue $ (000s)                                761,751            649,111           112,640             17.35
RASM in cents (e)                                  7.15               7.59             (0.44)            (5.80)
CASM in cents (f)                                  6.61               8.16             (1.55)           (19.00)
Yield in cents (g)                                10.65              10.54              0.11              1.04

See footnotes (d) through (g) on page 19.

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

Operating Revenues

Total operating revenues in the second quarter of 2003 increased 21.9% to $388.1 million, as compared to $318.5 million in the second quarter of 2002; and operating revenues in the first six months of 2003 increased 17.4% to $761.8 million, as compared to $649.1 million in the same period of 2002.

The following table sets forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.

                                                           Three Months Ended June 30,
                                           2003              2002          Inc (Dec)      % Inc (Dec)
                                           ----------------------------------------------------------
Scheduled Service
     Departures                              30,344          22,554           7,790          34.54
     Block Hours                             63,530          46,863          16,667          35.57
     RPMs (000's)  (a)                    3,191,216       2,521,530         669,686          26.56
     ASMs  (000's)  (b)                   4,172,529       3,294,756         877,773          26.64
     Load Factor  (c)                         76.48           76.53           (0.05)         (0.07)
     Passengers Enplaned (d)              2,753,353       2,241,872         511,481          22.81
     Revenue                                278,009         224,515          53,494          23.83
     RASM in cents  (e)                        6.66            6.81           (0.15)         (2.20)
     Yield in cents  (g)                       8.71            8.90           (0.19)         (2.13)
     Revenue per segment $  (h)              100.97          100.15            0.82           0.82

Military Charter
     Departures                               1,602             902             700          77.61
     Block Hours                              7,707           3,842           3,865         100.60
     ASMs  (000's)  (b)                     947,338         510,425         436,913          85.60
     Revenue                                 78,020          43,542          34,478          79.18
     RASM in cents  (e)                        8.24            8.53           (0.29)         (3.40)
     RASM excluding fuel escalation  (j)       8.21            8.53           (0.32)         (3.75)

Commercial Charter
     Departures                                 915           1,590            (675)        (42.45)
     Block Hours                              3,255           5,366          (2,111)        (39.34)
     ASMs  (000's)  (b)                     248,534         441,036        (192,502)        (43.65)
     Revenue                                 16,530          30,125         (13,595)        (45.13)
     RASM in cents  (e)                        6.65            6.83           (0.18)         (2.64)
     RASM excluding fuel escalation  (i)       6.32            6.70           (0.38)         (5.67)

Percentage of Consolidated Revenues:
     Scheduled Service                         71.6%           70.5%            1.1%          1.56
     Commercial Charter                         4.3%            9.5%           (5.2%)       (54.74)
     Military Charter                          20.1%           13.7%            6.4%         46.72

See footnotes (a) through (j) on pages 18-19 and 21.

                                                           Six Months Ended June 30,
                                           2003              2002          Inc (Dec)      % Inc (Dec)
                                           ----------------------------------------------------------
Scheduled Service
     Departures                              59,250          43,640          15,610          35.77
     Block Hours                            123,688          89,795          33,893          37.74
     RPMs (000's)  (a)                    5,875,697       4,704,885       1,170,812          24.89
     ASMs  (000's)  (b)                   8,018,861       6,315,276       1,703,585          26.98
     Load Factor  (c)                         73.27           74.50           (1.23)         (1.65)
     Passengers Enplaned (d)              5,137,816       4,214,550         923,266          21.91
     Revenue                                522,777         432,798          89,979          20.79
     RASM in cents  (e)                        6.52            6.85           (0.33)         (4.82)
     Yield in cents  (g)                       8.90            9.20           (0.30)         (3.26)
     Revenue per segment $  (h)              101.75          102.69           (0.94)         (0.92)

Military Charter
      Departures                              3,320           1,724           1,596          92.58
      Block Hours                            16,123           7,557           8,566         113.35
      ASMs  (000's)  (b)                  2,030,427       1,004,091       1,026,336         102.22
      Revenue                               164,215          83,019          81,196          97.80
      RASM in cents  (e)                       8.09            8.27           (0.18)         (2.18)
      RASM excluding fuel escalation  (j)      7.96            8.34           (0.38)         (4.56)

Commercial Charter
     Departures                               2,198           4,100          (1,902)        (46.39)
     Block Hours                              7,920          14,061          (6,141)        (43.67)
     ASMs  (000's)  (b)                     603,823       1,230,837        (627,014)        (50.94)
     Revenue                                 42,642          87,494         (44,852)        (51.26)
     RASM in cents  (e)                        7.06            7.11           (0.05)         (0.70)
     RASM excluding fuel escalation  (i)       6.66            7.06           (0.40)         (5.67)

Percentage of Consolidated Revenues:
     Scheduled Service                         68.6%           66.7%            1.9%          2.85
     Commercial Charter                         5.6%           13.5%           (7.9%)       (58.52)
     Military Charter                          21.6%           12.8%            8.8%         68.75

See footnotes (a) through (g) on pages 18-19.

(h) Revenue per segment flown is determined by dividing total scheduled service revenues by the number of passengers boarded. Revenue per segment is a broad measure of the average price obtained for all flight segments flown by passengers in the Company's scheduled service route network.

(i) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes. RASM excluding fuel escalation depicts RASM without the impact of fuel volatility.

(j) Military/government reimbursements to the Company are calculated based upon a "cost plus" formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change on the Company. A separate RASM calculation is provided, excluding the impact of the fuel price adjustments. RASM excluding fuel escalation depicts RASM without the impact of fuel volatility.

Scheduled Service Revenues. Scheduled service revenues in the second quarter of 2003 increased 23.8% to $278.0 million from $224.5 million in the second quarter of 2002, and scheduled service revenues in the six months ended June 30, 2003 increased 20.8% to $522.8 million from $432.8 million in the same period of 2002. As scheduled service capacity increased in 2003 from 2002, both load factor and yield declined. The Company continued to see a decline in the load factor and yield in the second quarter and first six months of 2003, as the war in the Middle East continued and the pace of the economic activity in the United States remained slow. The Company also believes that its unit revenues were adversely affected by its own rapid growth in total seat capacity, and by aggressive pricing of competing carriers in Chicago and other of the Company's significant scheduled service markets.

Scheduled service departures grew 34.5% in the second quarter of 2003, compared to the ASM growth of 26.6%. This reflects the growth of the Chicago Express SAAB 340B fleet from 15 aircraft as of June 30, 2002 to 17 aircraft as of June 30, 2003. The additional SAAB aircraft generated more departures, but because the aircraft seats only 34 passengers and operates on short stage length flights, the increase in ASMs was not as great as the increase in departures.

Approximately 65.7% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the second quarter of 2003, as compared to 71.8% in the second quarter of 2002. The Hawaiian market generated approximately 13.4% of total scheduled service capacity in the second quarter of 2003, as compared to 14.0% in the second quarter of 2002. Another 13.5% of total scheduled service capacity was generated in the Indianapolis market in the second quarter of 2003, as compared to 9.1% in the second quarter of 2002.

The Company  anticipates  that its  Chicago-Midway  operation  will  continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in 2004, the Company expects to occupy at least 14 jet gates and one commuter aircraft gate at the new airport concourses, as compared to ten jet gates and one commuter gate as of June 30, 2003. A Federal Inspection Service ("FIS") facility was also completed at Chicago-Midway in the first quarter of 2002,
which  allowed  the  Company  to  begin  nonstop  international   services  from
Chicago-Midway to Mexico and Caribbean destinations. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a commuter feeder of passengers to ATA's jet system. The Company operated 154 peak daily jet and commuter departures from Chicago-Midway and served 39 destinations on a nonstop basis in the second quarter of 2003, as compared to 125 peak daily jet and commuter departures and 34 nonstop destinations in the second quarter of 2002.

In the Hawaiian market, the Company provided nonstop service in both years from Los Angeles, Phoenix and San Francisco to Honolulu, Maui and Lihue.

The Company's growth in the Indianapolis market is primarily attributable to the addition of limited jet service between Indianapolis and Chicago-Midway in the second quarter of 2002, the addition of nonstop service to New York-LaGuardia and Phoenix beginning in the third quarter of 2002, and the addition of nonstop service to San Francisco in the second quarter of 2003.

Military/Government Charter Revenues. Military/government charter revenue increased 79.3% to $78.0 million in the second quarter of 2003 from $43.5 million in the second quarter of 2002, and in the six months ended June 30, 2003, military/government charter revenue increased 97.8% to $164.2 million from $83.0 million in the same period of 2002.

The increase in revenue for military/government charter revenues in the first six months of 2003 was mainly due to the activation of Civil Reserve Air Fleet ("CRAF") in February 2003, which required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom. The CRAF program allowed the Company to increase its Lockheed L-1011 aircraft utilization, which averaged 7.1 daily hours of utilization in the first six months of 2003, as compared to 5.1 daily hours of utilization in the same period of 2002. The increased utilization allowed the Company to operate its military/government charter service more efficiently between periods. The CRAF program ended on June 18, 2003, and the Company expects its military/government charter revenues to return to 2002 levels for the remainder of 2003.

Commercial Charter Revenues. Commercial charter revenues decreased 45.2% to $16.5 million in the second quarter of 2003 from $30.1 million in the second quarter of 2002, and in the six months ended June 30, 2003, commercial charter revenue decreased 51.3% to $42.6 million from $87.5 million in the same period of 2002.

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

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair Travel Club Inc. ("Ambassadair") and ATA Leisure Corp. ("ATALC") subsidiaries. Ambassadair offers tour-guide-accompanied vacation packages to its approximately 31,100 individual and family members. ATALC offers numerous ground accommodations to the general public, which are marketed through travel agents as well as directly by the Company.

In the second quarter of 2003, ground package revenues decreased 66.0% to $3.3 million, as compared to $9.7 million in the second quarter of 2002, and in the six months ended June 30, 2003, ground package revenues decreased 66.0% to $8.5 million from $25.0 million in the same period of 2002. These declines in ground package sales (and related ground package costs) are primarily due to the Company's July 1, 2002 outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to Mark Travel Corporation ("MTC"). Under that outsourcing agreement, MTC directly sells ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, ground package sales (and related ground package costs) are no longer recorded by the Company for ATA Vacations and Travel Charter International.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 16.0% to $12.3 million in the second quarter of 2003 from $10.6 million in the second quarter of 2002, and in the six months ended June 30, 2003, other revenues increased 13.5% to $23.6 million, as compared to $20.8 million in the same period of 2002.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes.

Salaries, wages and benefits expense increased 7.9% to $98.9 million in the second quarter of 2003 from $91.7 million in the second quarter of 2002, and in the six months ended June 30, 2003, salaries, wages and benefits expense increased 13.8% to $193.2 million, as compared to $169.7 million in the same period of 2002.

The increases in salaries, wages and benefits between the quarters and six months ended June 30, 2002 and 2003 primarily reflects the impact of the Company's amended collective bargaining agreement, which was ratified in July 2002, with the Company's cockpit crewmembers, who are represented by Air Line Pilots Association ("ALPA"). Cockpit crewmember contract salary rate increases became effective July 1, 2002. Additionally, the amended contract provides for expanded defined-contribution retirement benefits for cockpit crewmembers effective January 1, 2003, which resulted in additional salaries, wages and benefits expense between periods. In accordance with the amended agreement, the Company recorded an $8.4 million signing bonus in the second quarter of 2002, which is reflected in the lower growth rate in salaries, wages and benefits between quarters. The Company also incurred increasing costs in the second quarter and first six months of 2003 for employee medical and workers' compensation benefits. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four-year contract period.

Fuel and Oil. Fuel and oil expense increased 33.0% to $68.1 million in the second quarter of 2003, as compared to $51.2 million in the same period of 2002, and increased 45.5% to $143.2 million in the six months ended June 30, 2003, as compared to $98.4 million in the same period of 2002.

Although jet block hours increased 29.5% and 28.6% in the second quarter and first six months of 2003, as compared to the same periods of 2002, the Company only consumed 22.7% and 18.1%, respectively, more gallons of fuel, due to the Company continuing to replace its aging, less-fuel efficient Boeing 727-200 and Lockheed L-1011 aircraft with new Boeing 737-800 and Boeing 757-300 aircraft. The increase in gallons consumed resulted in an increase in fuel and oil expense of approximately $10.8 million and $16.8 million in the second quarter of 2003 and first six months of 2003, respectively.

During the quarter and six months ended June 30, 2003, the average cost per gallon of jet fuel consumed increased by 9.0% and 24.1%, respectively, compared to the same periods of 2002, resulting in an increase in fuel and oil expense of approximately $6.8 million and $29.3 million, respectively, between those periods.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. During the first half of 2002, the Company recorded losses of $0.3 million on these hedge contacts. The Company did not have any hedge contracts in place in the first half of 2003. Although the Company did not have any hedge contracts in place, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts in the first half of 2003. The benefit of these price guarantees was accounted for as revenue.

Although the cost per gallon of jet fuel declined in the second quarter of 2003 as compared to the first quarter of 2003, any future increases in the cost of fuel will adversely affect the Company.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease. Aircraft rentals expense in the second quarter of 2003 increased 24.7% to $56.1 million from $45.0 million in the second quarter of 2002, and increased 31.7% to $111.3 million in the six months ended June 30, 2003, as compared to $84.5 million in the same period of 2002. These increases were mainly attributable to the delivery of 9 leased Boeing 737-800 and 3 leased Boeing 757-300 aircraft between June 2002 and June 30, 2003.

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

Handling, landing and navigation fees increased by 10.2% to $31.4 million in the second quarter of 2003, as compared to $28.5 million in the same period of 2002, and increased by 9.6% to $61.5 million in the six months ended June 30, 2003, as compared to $56.1 million in the same period of 2002. The increases in handling, landing and navigation fees was primarily due to a 23.2% and a 21.2% increase in system-wide jet departures in the second quarter and first six months of 2003, as compared to the same periods of 2002, which resulted in an increase in handling and landing fees of $ 4.7 million and $9.2 million, respectively. The Company also incurred $2.5 million and $3.6 million more in navigation fees in the second quarter and first six months of 2003, as compared to the same periods of 2002, due to the increase in military/government flying between periods. These increases were partially offset by a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $2.6 million and $6.5 million less expense in the second quarter and first six months of 2003, respectively, as compared to the same periods of 2002. The increases were also partially offset by the temporary suspension of the payment of the aviation security infrastructure fee by the Company from June 1, 2003 to September 30, 2003, pursuant to the Supplemental Act. In the second quarter and six months ended June 30, 2003, the Company saved $0.4 million in security infrastructure fees forgone. The Company anticipates saving approximately $1.1 million more in the third quarter of 2003 due to the suspension of this fee.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 24.3% to $16.9 million in the second quarter of 2003, as compared to $13.6 million in the second quarter of 2002, and increased 16.1% to $31.8 million in the six months ended June 30, 2003, as compared to $27.4 million in the same period of 2002. The Company also incurred higher hotel and positioning costs in the second quarter and first six months of 2003, due to the increase in military flying. Since military flights often operate to and from points remote from the Company's crew bases, the Company incurs significant travel expenses on other airlines. The increases are also due to an increase in crew per diem of nearly $1.3 million and $2.3 million in the second quarter and first six months of 2003, respectively, as compared to the same periods of 2002. The amended cockpit crewmember contract substantially increased per diem rates paid to cockpit crewmembers. As stipulated in the flight attendants' collective bargaining agreement, the Company must also pay these amended per diem rates to the flight attendant group.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 39.2% to $13.8 million in the second quarter of 2003, as compared to $22.7 million in the second quarter of 2002, and decreased 30.0% to $29.0 million in the six months ended June 30, 2003, as compared to $41.4 million in the same period of 2002.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four of these aircraft from revenue service in 2002, and three more from revenue service in 2003. In addition, the Company recorded a reduction in the carrying value of the L-1011-50 and 100 aircraft and related assets in the fourth quarter of 2002, in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). Due to the reduced cost basis of the remaining assets and the retirements in 2002 and 2003, the Company recorded $4.8 million and $7.7 million less in depreciation in the second quarter of 2003 and first six months of 2003, as compared to the same periods of 2002.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems, credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 14.9% to $13.1 million in the second quarter of 2003, as compared to $11.4 million in the second quarter of 2002, and increased 10.7% to $24.8 million in the six months ended June 30, 2003, as compared to $22.4 million in the same period in 2002. The Company experienced increases in all areas of other selling expenses due to the increase in scheduled service passengers enplaned between both periods of 2003 as compared to the comparable 2002 periods.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 2003 and 2002, catering represented 83.0% and 81.8%, respectively, of total passenger service expense, while catering represented 82.1% and 79.5%, respectively, of total passenger service expense for the six month periods ended June 30, 2003 and 2002.

The total cost of passenger service increased 13.7% to $10.8 million in the second quarter of 2003, as compared to $9.5 million in the second quarter of 2002, and increased 8.8% to $21.0 million in the six months ended June 30, 2003, as compared to $19.3 million in the same period of 2002. These increases are mainly attributable to the increase in military flying in the second quarter and first six months of 2003, as compared to the same periods of 2002, as a higher quality catering product is offered on military flights.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 26.5% to $10.8 million in the second quarter of 2003, as compared to $14.7 million in the second quarter of 2002, and decreased 7.3% to $24.2 million in the six months ended June 30, 2003, as compared to $26.1 million in the same period of 2002.

The decreases in maintenance, materials and repairs were primarily attributable to the retirement of the Company's aging Boeing 727-200 fleet and the set-down of certain L-1011 aircraft, which were replaced with new Boeing 737-800 and 757-300 aircraft. The decrease is also attributable to the renegotiation of the rates on hourly engine maintenance agreements on the Boeing 737-800 fleet effective April 1, 2003. These decreases were partially offset by the addition of an hourly engine maintenance agreement for the Boeing 757-200 fleet in the fourth quarter of 2002.

Advertising. Advertising expense decreased 11.5% to $10.0 million in the second quarter of 2003, as compared to $11.3 million in the second quarter of 2002, and decreased 1.5% to $20.3 million in the six months ended June 30, 2003, as compared to $20.6 million in the same period of 2002. The Company incurs advertising costs primarily to support single-seat scheduled service sales. These decreases are primarily attributable to more sales promotions in the first six months of 2002 to regain customers after the September 11, 2001 terrorist attacks.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 5.1% to $7.5 million in the second quarter of 2003, as compared to $7.9 million in the second quarter of 2002, and decreased 5.1% to $14.9 million in the six months ended June 30, 2003, as compared to
$15.7 million in the same period of 2002. These decreases are mainly attributable to the U.S. Government providing increased war-risk coverage in 2003. This coverage was provided at higher rates by the commercial insurance markets in 2002.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals was $5.8 million in the second quarter of 2003, as compared to $5.8 million in the second quarter of 2002, and increased 3.6% to $11.6 million in the six months ended June 30, 2003, as compared to $11.2 million in the same period of 2002. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added in both years, and rate increases at some existing locations.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 16.0% to $4.2 million in the second quarter of 2003, as compared to $5.0 million in the second quarter of 2002, and decreased 27.7% to $10.2 million in the six months ended June 30, 2003, as compared to $14.1 million in the same period of 2002. The decrease is primarily attributable to the elimination of standard travel agency commissions for sales made after March 21, 2002. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair and ATALC customers. Ground package cost decreased 63.6% to $2.8 million in the second quarter of 2003, as compared to $7.7 million in the second quarter of 2002, approximately proportional to the decrease in ground package revenues, and decreased 65.2% to $7.0 million in the six months ended June 30, 2003, as compared to $20.1 million in the same period of 2002. See the "Ground Package Revenues" section above for an explanation of the decline in both ground package sales and related costs.

Aircraft Impairments and Retirements. Following the events of September 11, 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. All of the aircraft were retired from service by May 31, 2002. In accordance with FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), the Company recorded an impairment charge in 2001. In accordance with FAS 121, the Company continues to re-evaluate current fair market values of previously impaired assets. In the second quarter of 2002, the Company recorded an additional asset impairment charge of $14.8 million against its remaining net book value of Boeing 727-200 aircraft, including those recorded as an investment in the BATA joint venture.

In addition, in the second quarter of 2002, the Company retired one L-1011-50 aircraft, which resulted in a charge of $2.4 million. This charge was included as part of aircraft impairments and retirements.

U.S. Government funds. On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act, which made available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. Pursuant to this legislation, the Company received $37.2 million in May 2003, which was recorded as U.S. Government funds in the second quarter of 2003. The Company does not expect to receive any further material compensatory funds from the U.S. Government.

After the terrorist attacks of September 11, 2001, the Air Transportation Safety and System Stabilization Act ("Act") was passed, which provided for, among other things, up to $5.0 billion in compensation to U.S. carriers for direct and incremental losses resulting for the September 11, 2001 terrorist attacks. The Company had recorded $66.3 million in U.S. Government grant compensation as of December 31, 2001, based on guidance available from the Department of Transportation ("DOT") at the time of identifying those expenses it deemed reimbursable. As of December 31, 2001, the Company had received $44.5 million in cash under the Act, and had a receivable of $21.8 million for the remaining amount. Throughout 2002, the Company discussed the calculation with the DOT, and as a result of those discussions, the Company recorded a reserve of approximately $15.2 million against its receivable in the second quarter of 2002. The Company subsequently finalized its discussion with the DOT in the first quarter of 2003 and received the final cash compensation of $6.2 million.

Other Operating Expenses. Other operating expenses decreased 1.0% to $19.3 million in the second quarter of 2003, as compared to $19.5 million in the second quarter of 2002, and decreased 3.9% to $37.4 million in the six months ended June 30, 2003, as compared to $38.9 million in the same period of 2002. These decreases were attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Income and Expense. Interest expense in the quarter and the six months ended June 30, 2003 increased to $13.0 million and $25.6 million, respectively, as compared to $10.0 million and $18.3 million, respectively, in the same periods of 2002. The Company recorded $3.4 million and $6.9 million in interest expense in the quarter and the six months ended June 30, 2003 related to the $168 million secured term loan acquired in November 2002. The Company also capitalized interest of $0.6 million and $1.5 million less in the second quarter and first six months of 2003, as compared to the same periods of 2002, since there were fewer aircraft pre-delivery deposits outstanding for future aircraft deliveries in 2003.

Income Taxes. The Company did not record any income tax expense in the second quarter or first six months ended June 30, 2003 applicable to $43.3 million and $32.3 million, respectively, in pre-tax income for those periods. In comparison, in the quarter and six months ended June 30, 2002, the Company recorded income tax credit of $13.6 million and $12.8 million, respectively, applicable to $69.0 million and $66.3 million, respectively, in pre-tax loss for those periods. The effective tax rates applicable to the quarter and six months ended June 30, 2002 were 19.7% and 19.3%, respectively.

As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the first six months of 2003, the income tax expense recorded on the Company's pre-tax income was offset by the reversal of a portion of the valuation allowance that was previously recorded against its net deferred tax asset.

Liquidity and Capital Resources

Since 2001, the profitability and financial results of airlines serving the Company's markets have been materially and adversely affected by the current economic downturn which has reduced the demand for business and leisure travel. These difficult economic conditions were exacerbated significantly by the terrorist attacks of September 11, 2001 whose continuing effects have further reduced demand for airline services and have increased costs for security measures, fuel and insurance. As result of these factors, the Company and the airline industry as a whole suffered significant financial losses in 2002 and 2001.

The Company has experienced significantly reduced revenue per passenger as the result of increased public fears of future terrorist attacks, recent fears of communicable diseases, the conflict in the Middle East and continuing recessionary economic conditions, higher operating costs as the result of increased insurance premiums, increased passenger security requirements, compliance with other new regulations and higher fuel prices and increased fare discounting and other competitive pressures from its competitors, most of which are larger and better capitalized than the Company. At June 30, 2003, the Company had approximately $507.8 million of outstanding debt. As of June 30, 2003, the Company faces scheduled principal and operating lease payments of $143.8 million in the remainder of 2003, $499.1 million in 2004 and $452.1 million in 2005. Due to its weakened financial condition, the Company is currently unable to obtain additional financing and does not expect to be able to do so in the near future. The Company does not anticipate that cash on hand as of June 30, 2003, together with cash generated by future operating activities and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and repay its debt when it matures. As a result of the foregoing, the Company is currently experiencing liquidity difficulties that if not addressed may lead to an inability to meet its obligations in the future.

Cash Flows. In the six months ended June 30, 2003, net cash provided by operating activities was $76.7 million, as compared to $19.2 million for the same period of 2002. The increase in cash provided by operating activities between periods was mainly attributable to the receipt of $37.2 million under the Supplemental Act in May 2003 and favorable changes in operating assets and liabilities.

Net cash used in investing activities was $80.0 million in the first six months of 2003, while net cash used in investing activities was $2.3 million in the six-month period ended June 30, 2002. Such amounts included capital expenditures totaling $29.5 million in the first six months of 2003, as compared to $43.3 million in the same period of 2002. The Company had $8.4 million in aircraft pre-delivery deposits returned in the first six months of 2003. In comparison, the Company had $43.9 million of net aircraft pre-delivery deposits returned in the first six months of 2002. Non-current prepaid aircraft rent increased $63.9 million in the first six months of 2003 as compared to $21.9 million in the same period of 2002, reflecting additional cash rents paid in the first six months of 2003 on aircraft deliveries made throughout 2002.

Net cash used in financing activities was $11.0 million in the six months ended June 30, 2003, while net cash used in financing activities was $47.8 million in the six months ended June 30, 2002. In the first six months of 2003, the Company recorded $8.2 million in restricted cash to collateralize additional letters of credit. In the first half of 2003, the Company repaid $4.2 million in pre-delivery deposit facilities related to deposits returned on aircraft deliveries, as compared to $20.7 million in the first half of 2002. In addition, in the first six months of 2002, the Company borrowed and repaid $192.5 million in temporary bridge debt related to the purchase of certain Boeing 737-800 aircraft and Boeing 757-300 aircraft. These aircraft were subsequently financed through operating leases in the second quarter of 2002.

The Company presently expects that cash on hand at June 30, 2003, together with cash generated by future operations and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to fund the Company's obligations throughout 2003. However, the Company is scheduled to make large payments of principal on its outstanding senior indebtedness in 2004 and 2005. The Company also has substantial fixed payment obligations under aircraft operating leases in 2004 and 2005, including a cash payment of approximately $170.9 million in the first quarter of 2004. The Company is currently unable to obtain any additional financing and does not expect to be able to do so in the near future. The Company does not anticipate that cash on hand as of June 30, 2003, together with cash generated by future operating activities and the return of pre-delivery cash deposits held by the manufacturers on future aircraft and engine deliveries, will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and repay its debt when it matures.

The Company's failure to make scheduled payments of interest or principal under the outstanding senior notes or to make its scheduled payments under the aircraft operating leases would constitute an event of default under many of the agreements governing its indebtedness (including its government guaranteed loan) due to cross-default provisions. Also, the Company's government guaranteed loan contains a covenant requiring the Company to maintain a cash balance of $40 million. Failure to comply with this covenant would constitute an event of default. In addition, if the Company fails to pay the principal amounts due under its outstanding senior notes, the trustee or the holders of at least 25 percent of the principal amount of those notes would have the option to take legal action against the Company to accelerate its obligations under the senior notes and collect the amounts due. If the Company fails to make scheduled payments under the aircraft operating leases, the lessors may repossess the aircraft subject to the leases, effectively shutting down its operations. Finally, in such circumstances the Company's credit card processors may elect to hold back up to 100 percent of its pre-paid sales, which would aggravate its current liquidity difficulties.

In an effort to address its current liquidity difficulties, the Company has entered into discussions with its major lessors to amend the aircraft operating leases with those lessors to reduce the Company's scheduled cash payments under those leases in the immediate term and result in a more constant stream of rental payments due under those leases over the entire term. In addition, the

Company has engaged two investment banks to evaluate the Company's options with respect to a refinancing or restructuring of its outstanding senior notes. If the Company is unable to reach a satisfactory agreement with its aircraft lessors and its creditors, it may be forced to restructure its debts in bankruptcy.

The adverse impact of current airline industry conditions on the Company, and the ongoing sufficiency of its financial resources to absorb that impact, will depend upon a number of factors, including but not limited to: (1) the Company's ability to continue to reduce its operating costs and conserve its financial resources; (2) the pace and extent of seat capacity reductions in the industry, if any, as these may affect competitive pricing for the Company's services; (3) the resolution of global uncertainties, including political unrest; (4) changes in, if any, the Company's current credit card holdback levels; (5) the number of crew members who may be called for duty in the United States armed forces, and the resulting impact on the Company's ability to operate as planned; (6) any further declines in the values of the aircraft in the Company's fleet, and any aircraft or other asset impairment charges; (7) the price of jet fuel consumed by the Company; (8) the Company's ability to retain its management and other employees in light of current industry conditions; and (9) the threat of future terrorist attacks.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases.
Although the Company is obligated on a number of long-term operating leases, which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure, does not guarantee the debt of any other party, including its subsidiaries. The following table summarizes the Company's contractual debt and operating lease obligations as of June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                Cash Payments Currently Scheduled
                                                                ---------------------------------
                                             Total            3 Qtr- 4 Qtr          2004            2006           After
                                         As of 6/30/03            2003             -2005           -2007           2007
                                         -------------            ----             -----           -----           ----
                                                                            (in thousands)

Current and long-term debt  (2)            $  514,137            $ 14,134         $371,492         $ 60,477      $   68,034

Lease obligations                           3,577,021             117,058          559,777          539,590       2,360,596

Expected future lease obligations (1)         730,797              12,614           19,908          102,185         596,090
                                           ----------            --------          -------         --------      ----------
Total contractual cash obligations         $4,821,955            $143,806         $951,177         $702,252      $3,024,720
                                           ==========            ========         ========         ========      ==========

(1) Represents estimated payments on 10 new Boeing 757-300 and Boeing 737-800 aircraft the Company is committed to taking delivery of in 2003 through 2005, as well as four spare engines the Company is committed to taking delivery of in 2005 through 2008. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of June 30, 2003, as the Company has not received the aircraft and engines. Payments for expected future lease obligations were derived using leases for comparable aircraft currently in place. For further discussion, see "Financial Statements - Notes to Consolidated Financial Statements - Note 4 - Commitments and Contingencies."

(2) The 2004-2005 amounts reflect anticipated payments of principal on the Company's two series of outstanding senior notes. A $175 million principal payment is due on August 1, 2004 and a $125 million principal payment is due on December 15, 2005.

Aircraft and Fleet Transactions. The Company has purchase agreements with the Boeing Company to purchase directly from Boeing one new Boeing 757-300 and seven new Boeing 737-800s, which are currently scheduled for delivery between July 2003 and August 2005. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines, and the Boeing 757-300 aircraft are powered by

Rolls-Royce RB211-535 E4C engines. The manufacturer's list price is $73.6 million for each 757-300 and $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. To fulfill its purchase obligations, the Company has arranged for each of these aircraft, including the engines, to be purchased by third parties that will, in turn, enter into long-term operating leases with the Company. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits using operating cash and short-term deposit finance facilities. As of June 30, 2003, the Company had $12.8 million in pre-delivery deposits outstanding for future aircraft deliveries, of which $4.2 million was provided by a deposit finance facility. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company, and those funded with the deposit facility will be used to repay that facility. As of June 30, 2003, the Company also has purchase rights for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft directly from Boeing.

The Company has agreements in place to lease two additional Boeing 737-800s under operating leases from a third-party lessor, which are currently scheduled for delivery in November 2003 and the end of 2005.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2005 and 2008.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility that provides for maximum borrowings of $200.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of the Company, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. In the first six months of 2002, the Company borrowed $192.5 million under this bridge facility for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases. The Company had no borrowings under this facility during the first six months of 2003.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six SAAB 340B aircraft, with options to lease up to 10 additional aircraft. The Company took delivery of all six SAAB 340B aircraft under this agreement in 2002.

In March 2001, the Company entered into a limited liability company agreement with BCC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. As of June 30, 2003, the Company has transferred 23 of its original fleet of 24 Boeing 727-200 aircraft to BATA.

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

In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to other loan participants to purchase up to 0.2 million shares of its common stock, in each case at an exercise price of $3.53 per share for a term of ten years. The Company recorded $7.4 million as the total fair value of warrants issued, which was recorded as unamortized discount on the secured loan at the date of the loan. The unamortized discount balance as of June 30, 2003 is $6.3 million.

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

On September 21, 2001, the bank notified the Company that it had determined that the terrorist attacks of September 11, 2001, the ensuing grounding of commercial flights by the Federal Aviation Administration, and the significant uncertainty about the level of future air travel entitled the bank to retain cash collected by it on processed card charges as a deposit, up to 100% of the full dollar amount of purchased services to be provided at a future date. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the bank. The deposit secures this potential obligation of the bank to make such refunds.

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of June 30, 2003, the bank had withheld $39.7 million in cash. As of December 31, 2002, the bank had withheld $30.0 million in cash. The deposits as of June 30, 2003 and December 31, 2002 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. That percentage is subject to increase up to either 75% or 100%, in the event that certain restrictive covenants are not met. A deposit of 100% of this obligation would have resulted in the additional retention of $26.5 million by the bank at June 30, 2003 and $20.0 million at December 31, 2002. The bank's right to maintain a 60% deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The  Company  has the  right to  terminate  its  agreement  with  the bank  upon providing appropriate notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

The Company's agreement with the bank expires on December 31, 2003, subject to automatic renewals for one-year terms, unless either party gives notice of an intent not to renew 90 days prior to the expiration date. However, the Company can give no assurance that this agreement will be renewed or that the Company will be able to enter into a new agreement with another bank on comparable terms or at all.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of June 30, 2003, no cash deposit requirements had been implemented by the issuers or processors of those cards.

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

Prior to the terrorist attacks of September 11, 2001, the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of June 30, 2003, the letter of credit requirement decreased to $15.2 million, reflecting an actual decline in outstanding charter deposit obligations of the Company. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

In addition, the Company must provide secured letters of credit in satisfaction for various other regulatory requirements. As of June 30, 2003, the Company's secured letters of credit, including the letter of credit securing the DOT surety bond obligations discussed above, totaled $38.6 million. The funds collateralizing these letters of credit is shown as restricted cash on the balance sheet as of June 30, 2003.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o    economic conditions;
o    threat of future terrorist attacks;
o    labor costs;
o    aviation fuel costs;
o    competitive pressures on pricing;
o    weather conditions;
o    governmental legislation and regulation;
o    consumer perceptions of the Company's products;
o demand for air transportation overall, considering the impact of September 11, 2001, and specifically in markets in which the Company operates;
o    higher costs associated with new security directives;
o    higher  costs  for  insurance  and  the  continued   availability  of  such
     insurance;
o the Company's ability to raise additional financing, and to refinance existing borrowings upon maturity; o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges;
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission ("SEC"); and

o    ability to renegotiate operating leases.

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

PART I - Financial Information
Item IV - Controls and Procedures

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial
Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective, in all material respects, in ensuring that the information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect the Company's internal control over financial reporting, subsequent to the date of the evaluation.

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

     (b) Report filed on May 22, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on May 23, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on June 06, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on July 17, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on July 28, 2003, furnishing items under Item 9. Regulation FD Disclosure.

          Report filed on July 29, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ATA Holdings Corp.
                                             (Registrant)




Date     August 14, 2003         by /s/ David M. Wing
     -------------------         ----------------------
                                 David M. Wing
                                 Executive Vice President and Chief
                                   Financial Officer
                                 On behalf of the Registrant

                                Index to Exhibits

Exhibit No.

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002