Form 10-Q
period 2003-09-30
ATA HOLDINGS CORP
filed 2003-11-13
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2003

                                                           or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

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

Common Stock, Without Par Value - 11,791,153 shares outstanding as of October 31, 2003.

PART I - Financial Information
Item I - Financial Statements

                                             ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands)

                                                                                   September 30,             December 31,
                                                                                       2003                      2002
                                                                                   ----------                  ----------
                                 ASSETS                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $  196,932                  $  200,160
     Aircraft pre-delivery deposits                                                         -                      16,768
     Receivables, net of allowance for doubtful accounts
     (2003 - $1,261; 2002 - $2,375)                                                    97,970                      86,377
     Inventories, net                                                                  47,233                      51,233
     Prepaid expenses and other current assets                                         27,603                      39,214
                                                                                   ----------                  ----------
Total current assets                                                                  369,738                     393,752

Property and equipment:
     Flight equipment                                                                 321,340                     312,652
     Facilities and ground equipment                                                  139,726                     134,355
                                                                                   ----------                  ----------
                                                                                      461,066                     447,007
     Accumulated depreciation                                                        (201,250)                   (181,380)
                                                                                   ----------                  ----------
                                                                                      259,816                     265,627

Restricted cash                                                                        40,517                      30,360
Goodwill                                                                               14,887                      14,887
Assets held for sale                                                                    4,550                       5,090
Prepaid aircraft rent                                                                 153,568                      68,828
Investment in BATA, LLC                                                                20,525                      22,968
Deposits and other assets                                                              40,740                      46,624
                                                                                   ----------                  ----------
Total assets                                                                       $  904,341                  $  848,136
                                                                                   ==========                  ==========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt                                           $  206,836                  $   14,191
    Short-term debt                                                                         -                       8,384
    Accounts payable                                                                   14,633                      23,688
    Air traffic liabilities                                                           107,728                      94,693
    Accrued expenses                                                                  170,752                     160,924
                                                                                   ----------                  ----------
Total current liabilities                                                             499,949                     301,880


Long-term debt, less current maturities                                               295,775                     486,853
Deferred gains from sale and leaseback of aircraft                                     55,558                      54,889
Other deferred items                                                                   50,327                      42,038
Redeemable preferred stock; authorized and issued 500 shares                           54,220                           -
                                                                                   ----------                  ----------
Total liabilities                                                                     955,829                     885,660

Commitments and Contingencies

Redeemable preferred stock; authorized and issued 500 shares                                -                      52,110
Convertible redeemable preferred stock; authorized and issued 300 shares               32,274                      30,375

Shareholders' deficit:
    Preferred stock; authorized 9,999,200 shares; none issued                               -                           -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,502,593 - 2003; 13,476,193 -  2002                                    65,711                      65,290
    Treasury stock; 1,711,440 shares - 2003; 1,711,440 shares - 2002                  (24,778)                    (24,778)
    Additional paid-in capital                                                         18,163                      18,374
    Accumulated deficit                                                              (142,858)                   (178,895)
                                                                                   ----------                  ----------
Total shareholders' deficit                                                           (83,762)                   (120,009)
                                                                                   ----------                  ----------
Total liabilities and shareholders' deficit                                        $  904,341                  $  848,136
                                                                                   ==========                  ==========
See accompanying notes.

                                             ATA HOLDINGS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Dollars in thousands, except per share data)

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                           2003               2002              2003                2002
                                                      -----------      -----------         -----------         ----------
                                                        (Unaudited)        (Unaudited)      (Unaudited)          (Unaudited)
Operating revenues:
  Scheduled service                                   $   293,549      $     231,633       $   816,326         $   664,431
  Charter                                                  78,536             68,185           285,393             238,698
  Ground package                                            2,857              5,605            11,333              30,582
  Other                                                    12,761             11,866            36,402              32,689
                                                      -----------      -------------       -----------         -----------
Total operating revenues                                  387,703            317,289         1,149,454             966,400
                                                      -----------      -------------       -----------         -----------
Operating expenses:
  Salaries, wages and benefits                            100,195             95,094           293,348             264,782
  Fuel and oil                                             65,215             52,956           208,388             151,350
  Aircraft rentals                                         57,086             51,244           168,420             135,731
  Handling, landing and navigation fees                    25,111             29,343            86,567              85,473
  Crew and other employee travel                           16,041             14,485            47,884              41,933
  Depreciation and amortization                            14,095             18,850            43,084              60,258
  Other selling expenses                                   13,155             11,103            37,997              33,462
  Aircraft maintenance, materials and repairs              10,834             11,308            35,064              37,388
  Passenger service                                        10,221             10,379            31,226              29,677
  Advertising                                               8,290              9,553            28,595              30,181
  Insurance                                                 6,390              8,021            21,251              23,693
  Facilities and other rentals                              6,221              6,294            17,842              17,492
  Commissions                                               5,962              3,964            16,202              18,089
  Ground package cost                                       2,315              3,757             9,305              23,832
  Aircraft impairments and retirements                          -             34,318                 -              51,559
  U.S. Government funds                                         -                  -           (37,156)             15,210
  Other                                                    17,106             16,264            54,506              55,169
                                                      -----------      -------------       -----------         -----------
Total operating expenses                                  358,237            376,933         1,062,523           1,075,279
                                                      -----------      -------------       -----------         -----------

Operating income (loss)                                    29,466            (59,644)           86,931            (108,879)

Other income (expense):
  Interest income                                             674                626             2,185               2,138
  Interest expense                                        (14,345)            (7,729)          (39,986)            (25,979)
  Other                                                      (761)              (620)           (1,773)               (988)
                                                      -----------       ------------       -----------         -----------
Other expense                                             (14,432)            (7,723)          (39,574)            (24,829)
                                                      -----------      -------------       -----------         -----------

Income (loss) before income taxes                          15,034            (67,367)           47,357            (133,708)
Income taxes (credits)                                      7,311             (6,746)            7,311             (19,569)
                                                      -----------      -------------       -----------         -----------
Net income (loss)                                           7,723            (60,621)           40,046            (114,139)

Preferred stock dividends                                  (1,149)              (375)           (4,009)             (3,235)
                                                      -----------      -------------       -----------          ----------
Income (loss) available to common shareholders.       $     6,574      $     (60,996)      $    36,037         $  (117,374)
                                                      ===========      =============       ===========         ===========


Basic earnings per common share:

Average shares outstanding                             11,773,901         11,764,753        11,767,836          11,694,097
Net income (loss) per share                           $      0.56       $      (5.18)      $      3.06         $    (10.04)
                                                      ===========       ============       ===========         ===========
Diluted earnings per common share:

Average shares outstanding                             15,364,858         11,764,753        15,354,470          11,694,097
Net income (loss) per share                           $      0.50      $       (5.18)      $      2.47         $    (10.04)
                                                      ===========      =============       ===========         ===========
See accompanying notes.

                                             ATA HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER
                                                    SHAREHOLDERS' DEFICIT
                                                    (Dollars in thousands)

                                  Convertible
                                   Redeemable   Redeemable                       Additional                      Total
                                   Preferred    Preferred    Common    Treasury    Paid-in    Accumulated     Shareholders'
                                     Stock        Stock       Stock     Stock      Capital      Deficit         Deficit
                                   ---------    ---------   --------  --------    --------   ----------        ----------
Balance, December 31, 2002         $  30,375    $  52,110   $ 65,290  $(24,778)   $ 18,374   $ (178,895)       $ (120,009)

  Net loss                                 -            -          -         -           -      (10,992)          (10,992)
  Accrued preferred stock
  dividends                              375            -          -         -           -         (375)             (375)
                                   ---------    ---------   --------  --------    --------   ----------        ----------
Balance, March 31, 2003            $  30,750    $  52,110   $ 65,290  $(24,778)   $ 18,374   $ (190,262)       $ (131,376)
                                   =========    =========   ========  ========    ========   ==========        ==========

  Net income                               -            -          -         -           -       43,315            43,315
  Accrued preferred stock
  dividends                              375        2,110          -         -           -       (2,485)           (2,485)
                                   ---------    ---------   --------  --------    --------   ----------        ----------
Balance, June 30, 2003             $  31,125    $  54,220   $ 65,290  $(24,778)   $ 18,374   $ (149,432)       $  (90,546)
                                   =========    =========   ========  ========    ========   ==========        ==========
  Net income                               -            -          -         -           -        7,723             7,723
  Stock Options Exercised                  -            -        421         -        (211)           -               210
  Accrued preferred stock
  dividends                            1,149            -          -         -           -       (1,149)           (1,149)
                                   ---------    ---------   --------  --------    --------   ----------        ----------
  Balance, September 30, 2003      $  32,274    $  54,220   $ 65,711  $(24,778)   $ 18,163   $ (142,858)       $  (83,762)
                                   =========    =========   ========  ========    ========   ==========        ==========
See accompanying notes.

                                             ATA HOLDINGS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in thousands)

                                                                                Nine Months Ended September 30
                                                                                    2003                2002
                                                                               ----------            ----------
                                                                                 (Unaudited)         (Unaudited)
Operating activities:


Net income (loss)                                                              $   40,046            $ (114,139)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                                    43,084                60,258
  Aircraft impairments and retirements                                                  -                51,559
  Deferred income taxes                                                                 -               (13,655)
  Other non-cash items                                                             30,725                30,913
Changes in operating assets and liabilities:
  U.S. Government grant receivable                                                  6,158                15,210
  Other receivables                                                               (17,751)               (9,850)
  Inventories                                                                       1,335                (5,570)
  Prepaid expenses                                                                 11,611                (9,771)
  Accounts payable                                                                 (9,055)                2,686
  Air traffic liabilities                                                          13,035               ( 8,541)
  Accrued expenses                                                                 (3,718)               (3,984)
                                                                               ----------            ----------
  Net cash provided by  (used in) operating activities                            115,470                (4,884)
                                                                               ----------            ----------
Investing activities:

Aircraft pre-delivery deposits                                                     16,582                77,396
Capital expenditures                                                              (36,178)              (57,618)
Noncurrent prepaid aircraft rent                                                  (84,740)              (19,273)
Investment in BATA, LLC                                                                 -                18,632
(Additions)/reductions to other assets                                              3,843                (3,867)
Proceeds from sales of property and equipment                                         217                   408
                                                                               ----------            ----------
  Net cash provided by (used in) investing activities                            (100,276)               15,678
                                                                               ----------            ----------
Financing activities:

Preferred stock dividends                                                               -                (3,235)
Proceeds from sale/leaseback transactions                                               -                 2,794
Proceeds from short-term debt                                                           -                56,859
Payments on short-term debt                                                        (8,384)             (109,507)
Proceeds from long-term debt                                                        5,729               194,491
Payments on long-term debt                                                         (5,820)             (224,016)
Increase in restricted cash                                                       (10,157)                    -
Proceeds from stock option exercises                                                  210                   449
Purchase of treasury stock                                                              -                   (10)
                                                                               ----------            ----------
  Net cash used in financing activities                                           (18,422)              (82,175)
                                                                               ----------            ----------

Decrease in cash and cash equivalents                                              (3,228)              (71,381)

Cash and cash equivalents, beginning of period                                    200,160               184,439
                                                                               ----------            ----------
Cash and cash equivalents, end of period                                       $  196,932            $  113,058
                                                                               ==========            ==========

Supplemental disclosures:

Cash payments for:
  Interest                                                                     $   36,187            $   33,102
  Income taxes (refunds)                                                       $  (13,985)           $    3,063

Financing and investing activities not affecting cash:
  Accrued capitalized interest                                                 $      107            $   (6,406)
  Accrued preferred stock dividends                                            $    4,009            $        -

See accompanying notes.

                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Stock Based Compensation

     The accompanying consolidated financial statements of ATA Holdings Corp., and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The consolidated financial statements for the quarters ended September 30, 2003 and 2002 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

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

     The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information using the fair value method of FAS 123 follows:

                                            Three Months Ended September 30,
                                             2003            2002
                                            -----          -------
                                           (In thousands, except per share
                                                         data)
Net income (loss) available to common
shareholders, as reported                 $ 6,574         $(60,996)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects                                    (2)             (26)
                                            -----          -------
Net income (loss) available to common
shareholders, pro forma                     6,572          (61,022)
                                            =====          =======

Basic income (loss) per share, as
reported                                     0.56            (5.18)
                                            =====          =======
Diluted income (loss) per share, as
reported                                     0.50            (5.18)
                                            =====          =======
Basic income (loss) per share, pro forma     0.56            (5.19)
                                            =====          =======
Diluted income (loss) per share, pro
forma                                        0.50            (5.19)
                                            =====          =======

                                             Nine Months Ended September 30,
                                             2003            2002
                                            -----          -------
                                            (In thousands, except per share
                                                          data)
Net income (loss) available to common
shareholders, as reported                 $36,037      $(117,374)

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects                                   (12)           (109)
                                           ------        --------
Net income (loss) available to common
shareholders, pro forma                    36,025        (117,483)
                                           ======        ========


Basic income (loss) per share, as
reported                                     3.06          (10.04)
                                           ======        ========
Diluted income (loss) per share, as
reported                                     2.47          (10.04)
                                           ======        ========
Basic income (loss) per share, pro forma     3.06          (10.05)
                                           ======        ========
Diluted income (loss) per share, pro
forma                                        2.47          (10.05)
                                           ======        ========

2.   State of the Industry and the Company

     On September 11, 2001, four commercial aircraft operated by two other U.S. airlines were hijacked and destroyed in terrorist attacks on the United

     States. These attacks resulted in significant loss of life and property damage. The terrorist attacks and generally weak economic conditions have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in the years ended December 31, 2002 and 2001 and three months ended March 31, 2003. While the Company realized a net profit in the first nine months of 2003, most of that net profit resulted from the Company's receipt of $37.2 million in the second quarter of 2003 in conjunction with the Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act made available $2.3 billion in funds to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001.

     During 2002, two major air carriers, US Airways Group, Inc. and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code, although US Airways Group Inc. emerged from bankruptcy protection in March 2003. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers are seeking to recover from financial losses, at least partially, by reducing their seat capacity. As this is accomplished by eliminating aircraft from operating fleets, the market value of aircraft may be adversely affected. The Company recorded substantial charges to earnings resulting from fleet retirements and impairments in the years ended December 31, 2002 and 2001. However, during the same period the Company substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft. These new Boeing aircraft are all leased under operating leases and have higher fixed ownership costs than the older fleets that they replaced. Certain of these aircraft operating leases were originally structured to require significant cash payments in the first few years of the lease in order to reduce the total rental cost over the related lease terms. Consequently, the Company made large cash lease payments on many of its aircraft in the first three quarters of 2003, which resulted in a substantial use of the Company's cash over this period. In addition, since all of these aircraft are leased, the Company has pledged receivables and other available assets to secure some of its debt, leaving the Company with few unencumbered assets. Since September 11, 2001, the industry and the Company have also been adversely impacted by substantially higher insurance costs, passenger security costs, and the conflict in Iraq.

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

     While it is expected that adverse industry conditions are likely to continue throughout the remainder of 2003, the Company's management believes it has a viable plan to ensure that there will be sufficient cash to fund operations during 2003. The plan calls for focusing marketing efforts on those routes where the Company believes it can be a leading provider and implementing a number of cost-saving initiatives the Company believes will enhance its low-cost advantage. Although the Company believes the assumptions underlying its full-year 2003 financial projections are reasonable, there are significant risks which could cause the Company's 2003 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain consequences of the major airline bankruptcies, the possibility of other airline bankruptcy filings, and the ongoing geopolitical impacts of the conflicts in the Middle East.

     The Company is scheduled to make large principal payments on its outstanding senior indebtedness and on its aircraft operating leases in 2004 and 2005. In August 2004, $175 million of the Company's senior notes are due in full, with another $125 million of senior notes due in December

     2005. The Company also has substantial fixed payment obligations under aircraft operating leases in 2004 and 2005, including cash payments of approximately $170.9 million in the first quarter of 2004. The Company is currently unable to obtain any additional financing and does not expect to be able to do so in the near future. The Company does not anticipate that the $196.9 million of cash on hand as of September 30, 2003, together with cash generated by future operating activities will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and to repay its debt when it matures.

     On April 10, 2003, Moody's Investors Service downgraded its ratings of the unsecured debt from "Caa1" to "Caa3" and indicated that it has a negative outlook for future ratings. On July 30, 2003, S&P downgraded the Company's corporate credit rating from "B-" to "CCC" and its senior unsecured debt rating from "CCC" to "CC." The Company's ratings remain on Credit Watch.

     The Company's failure to make scheduled payments of interest or principal to the holders of its outstanding senior notes or to make its scheduled payments under its aircraft operating leases would constitute an event of default under many of the agreements governing its indebtedness (including its government guaranteed loan) due to cross-default provisions. Also, the Company's government guaranteed loan contains a covenant requiring the Company to maintain a cash balance of $40 million. Failure to comply with this covenant would constitute an event of default. In addition, if the Company fails to pay the principal amounts due under its outstanding senior notes, the trustee or the holders of at least 25 percent of the principal amount of those notes would have the option to take legal action against the Company to accelerate its obligations under the senior notes and collect the amounts due. If the Company fails to make scheduled payments under the aircraft operating leases, the lessors may repossess the aircraft subject to the leases, effectively shutting down its operations. Finally, in such circumstances all of the Company's credit card processors may elect to hold back up to 100 percent of its pre-paid sales (to the extent they are not already doing so at the time) pending provision of flight services to its customers, which would further aggravate its current liquidity difficulties. See "Note 7 - Subsequent Events" for additional information about the Company's current agreement with its credit card processing bank regarding the withholding of pre-paid sales.

     In an effort to address its current liquidity difficulties, on August 29, 2003, the Company launched offers to exchange (the "Exchange Offers") all of its 10 1/2% Senior Notes due 2004 for cash and new 11% Senior Notes due 2009 and all of its outstanding 9 5/8% Senior Notes due 2004 for cash and new 10 1/8% Senior Notes due 2010. The Company currently is in discussions with a group of holders of those notes and has extended the Exchange Offers to November 21, 2003, in order to facilitate those discussions. In addition, the Company has entered into letters of intent with three of the lessors under its aircraft operating leases, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC") to amend certain aircraft operating leases that were entered into with those parties in 2001, 2002 and 2003. The effect of the amendments would be to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005, which would ease the Company's current liquidity difficulties. The payments delayed during this time period would be subsequently paid at various times throughout the remaining life of the leases. The effectiveness of the proposed operating lease amendments is contingent upon, among other things, entering into definitive amendments with each of the lessors and completion of the Exchange Offers. If the Company is unable to reach satisfactory agreement with its creditors pursuant to the Exchange Offers and the aircraft operating lease restructuring, the Company may be forced to restructure its debts in bankruptcy.

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                         Three Months Ended September 30 ,
                                                                           2003                    2002
                                                                    ------------              --------------
Numerator:
   Net income (loss)                                                $  7,723,000              $  (60,621,000)
   Preferred stock dividends                                          (1,149,000)                   (375,000)
                                                                    ------------              --------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                               $  6,574,000              $  (60,996,000)
                                                                    ------------              --------------
Effect of dilutive securities:
   Convertible redeemable preferred stock                              1,149,000                           -
                                                                    ------------              --------------
Numerator for diluted earnings per share                            $  7,723,000              $  (60,996,000)
                                                                    ============              ==============

Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                          11,773,901                  11,764,753
   Effect of potential dilutive securities:
     Employee stock options                                                4,323                           -
     Convertible redeemable preferred stock                            1,914,486                           -
     Warrants issued under secured term loan                           1,672,148                           -
                                                                    ------------              --------------
   Denominator for diluted earnings per share
    - adjusted weighted average shares                                15,364,858                  11,764,753
                                                                    ============              ==============
Basic income (loss) per share                                       $       0.56              $        (5.18)
                                                                    ============              ==============
Diluted income (loss) per share                                     $       0.50              $        (5.18)
                                                                    ============              ==============

                                                                         Nine Months Ended September 30,
                                                                           2003                    2002
                                                                    ------------              -------------
Numerator:
   Net income (loss)                                                $ 40,046,000              $(114,139,000)
   Preferred stock dividends                                          (4,009,000)                (3,235,000)
                                                                    ------------              -------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                               $ 36,037,000              $(117,374,000)
                                                                    ------------              -------------
Effect of dilutive securities:
   Convertible redeemable preferred stock                              1,899,000                          -
                                                                    ------------              -------------
Numerator for diluted earnings per share                            $ 37,936,000              $(117,374,000)
                                                                    ============              =============


Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                          11,767,836                 11,694,097
   Effect of potential dilutive securities:
     Employee stock options                                                    -                          -
     Convertible redeemable preferred stock                            1,914,486                          -
     Warrants issued under secured term loan                           1,672,148                          -
                                                                    ------------              -------------

   Denominator for diluted earnings per share
    - adjusted weighted average shares                                15,354,470                 11,694,097
                                                                    ============              =============
Basic income (loss) per share                                       $       3.06              $      (10.04)
                                                                    ============              =============
Diluted income (loss) per share                                     $       2.47              $      (10.04)
                                                                    ============              =============

     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share, the dilutive impact of 1,914,486 common shares from conversion of convertible redeemable preferred stock in the three and nine months ended September 30, 2002 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition the dilutive impact of 180,866 common shares from exercise of employee stock options has been excluded from the computation of diluted earnings per share for the nine month period ended September 30, 2002 because their effect would also be antidilutive.

4.   Commitments and Contingencies

     The Company has a purchase agreement with the Boeing Company ("Boeing") to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2005 and December 2005. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to an amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft, and if Boeing does not elect to provide such financing suitable to the Company, the deliveries can be delayed for one year. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits for past purchases using operating cash and short-term deposit finance facilities. The Company can provide no assurance that it will be able to secure short-term deposit finance facilities for future aircraft purchases. As of September 30, 2003, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company. As of September 30, 2003, the Company also has purchase rights with Boeing for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

     The Company has agreements in place to lease two additional Boeing 737-800s under operating leases from a third party lessor, which are currently scheduled for delivery between November 2003 and May 2004.

     The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2005 and 2008.

     The Company intends to finance all future aircraft and engine deliveries under purchase agreements with operating leases. The Company has estimated the amount of payments for these expected future lease obligations, using the terms of leases for comparable aircraft currently in place. The estimated future payments for these nine future aircraft deliveries and four spare engines, which do not include obligations for leases currently in place, are shown in the following table:

                        Expected
                         Future
                         Lease
                       Obligations
                       -----------
                     (in thousands)

     2003             $      599

     2004                  5,994

     2005                 18,582

     2006                 42,281

     2007                 54,327

     Thereafter          532,656
                      ----------
                      $  654,439
                      ==========

     The Company also has a letter of intent with GECAS to lease one additional Boeing 757-200 and one additional Boeing 737-800 scheduled for delivery in November 2003 and November 2004 which are contingent upon, among other things, entering into definitive amendments with the lessor and completion of the Exchange Offers. See "Note 2 - State of the Industry and the Company" for additional information on the Exchange Offers.

     In 2001, the Company entered into short-term operating leases with BATA Leasing LLC ("BATA"), a 50/50 joint venture with Boeing Capital Corporation
     - Equipment Leasing Corporation ("BCC-ELC"), to lease back nine Boeing 727-200 aircraft which had been previously contributed to the joint venture by the Company, all of which leases have now been terminated. The Company is subject to lease return conditions on these nine former operating leases, upon BATA's delivery by lease or sale of those aircraft to a third party. On January 31, 2003, BATA entered into a lease agreement with a third-party lessee on one of the nine aircraft. The Company's return conditions for that aircraft were satisfied by the completion of a cargo conversion by BATA, without incurring additional expense by the Company on the airframe or engines. Management believes it is reasonably possible that a lessee or buyer will be identified for the remaining eight aircraft. The Company estimates that it could incur approximately $6.0 million of expense to meet the return conditions, if all eight of the remaining aircraft were leased by BATA to third parties. If the aircraft are leased as cargo carriers, it is likely the lease return conditions will be satisfied by completing the cargo conversion on the aircraft, as in the case of the first aircraft so leased. No liability has been recorded for these return conditions as of September 30, 2003, as management does not believe it is probable that it will be paid.

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

5.   Income Taxes

     As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset.

     In 2003 the Company expects to pay Alternative Minimum Tax and has recorded a current tax expense. Since Alternative Minimum Tax payments generate credits that can be used to offset regular income tax in future years, the Company recognized a net increase in the net deferred tax asset, however, continuing under the same presumption as 2002, the Company recorded an additional valuation allowance against the increased net deferred tax asset. As a result, a $7.3 million tax expense was recorded in the quarter and nine months ending September 30, 2003.

6.   Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). On October 8, 2003, the FASB announced the extension of certain implementation dates for FIN 46. This accounting standard requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 were required to be applied to variable interest entities ("VIE's") created after January 31, 2003. As of September 30, 2003, the Company has not created any of these VIE's since January 31, 2003. The provisions must be applied to VIE's that existed prior to February 1, 2003 by the first period ending after December 15, 2003. The related disclosure requirements are effective immediately. Although the Company does not expect this interpretation to have a material impact on the Company, it is continuing to evaluate its interest in other entities in accordance with this complex interpretation.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and must be applied to previously existing instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003.

     As a result of FAS 150, the Company began classifying its 500 shares of Series A redeemable preferred stock as a liability on the Company's balance sheet beginning July 1, 2003. The Company's 300 shares of Series B convertible redeemable preferred stock remains classified between liabilities and equity on the Company's balance sheet.

7.   Subsequent Events

     On October 10, 2003, the Company amended its agreement with its credit card processing bank to reflect an extension for the processing and collection of sales charged on MasterCard and Visa cards until December 31, 2004. In order to secure this extension, the Company agreed to increase the amount of pre-paid sales that the bank holds on deposit from 60% to 100%. The effect of increasing this percentage was to reduce the Company's cash balance by approximately $30 million between September 30, 2003 and October 31, 2003 as compared to what the Company's cash balance would have been with a 60% holdback of pre-paid sales. The credit card processing bank has agreed to negotiate a further amendment to this agreement, which would become effective upon completion of the Exchange Offers, and which is expected to provide a new set of covenants governing the percentage of pre-paid sales held by the bank, and contain provisions under which this percentage might be reduced in future periods. However, the Company can provide no assurances that it will be able to reduce the percentage below 100% in future periods of this agreement.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 2003, Versus Quarter and Nine Months Ended September 30, 2002

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA Airlines, Inc. ("ATA"), formerly American Trans Air, Inc., has been operating for 30 years and is the tenth largest U.S. airline in terms of 2002 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver,
Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte and Pittsburgh. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators and specialty charter customers.

In the quarter and nine months ended September 30, 2003, the Company recorded operating income of $29.5 million and $86.9 million, respectively, as compared to an operating loss of $59.6 million and $108.9 million in the same periods of 2002. In the quarter and nine months ended September 30, 2003, the Company had a net income of $7.7 million and $40.0 million, respectively, as compared to a net loss of $60.6 million and $114.1 million in the same periods of 2002. The net income recorded in the first nine months of 2003 includes $37.2 million received under the Supplemental Act, which was recorded as a reduction in operating expenses.

Consolidated revenue per available seat mile ("RASM") increased to 7.46 cents and decreased to 7.25 cents, respectively, in the quarter and nine months ended September 31, 2003, as compared to 7.06 cents and 7.41 cents, respectively, in the comparable periods of 2002. The increase in the third quarter of 2003 is due to an improved pricing environment in the summer season. The decrease for the first nine months of 2003 was mainly due to a weak scheduled service pricing environment in the first six months of 2003, which was impacted by the war in the Middle East and a continuing weakened economy. In addition, the Company's scheduled service unit revenues were adversely affected by the Company's aggressive capacity growth between the nine month periods ended September 30, 2003 and 2002 due to the addition of new Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet. The Company was able to utilize some of the increased capacity in its military charter service in order to meet the increased flying requirements of the Civil Reserve Air Fleet ("CRAF") activation between February and June 2003, which supported Operation Iraqi Freedom. In the first nine months of 2003, the Company's military charter revenue increased 75.9%, as compared to the first nine months of 2002. The CRAF program ended on June 18, 2003, and the Company expects its military/government charter revenues to be approximately 20% higher than 2002 levels in the fourth quarter of 2003.

The Company's unit costs remained among the lowest of major airlines in the first nine months of 2003. Consolidated cost per available seat mile ("CASM") decreased to 6.90 cents and 6.70 cents, respectively, in the quarter and nine months ended September 30, 2003, as compared to 8.39 cents and 8.24 cents, respectively, in the comparable periods of 2002. The 2003 CASM amounts reflect the impact of the receipt of $37.2 million, or 0.23 cents per available seat mile ("ASM") in the nine months ended September 30, 2003, in U.S. Government funds from the Supplemental Act in the second quarter of 2003. The 2002 CASM amounts reflect the impact of $15.2 million, or 0.12 cents per ASM in the nine months ended September 30, 2002, charged to U.S. Government funds as a reserve in connection with the expected reduction of U.S. Government compensation, and $34.3 million and $51.6 million, or 0.76 cents and 0.40 cents per ASM, respectively, in the quarter and nine months ended September 30, 2002, for aircraft impairments and retirements charges. The remaining CASM declines in 2003 were mainly due to the Company's continuing efforts to further reduce operating expenses; the benefits from increased aircraft, facility and employee utilization; and the cost savings realized from the addition of its new fleets comprised of Boeing 737-800 and Boeing 757-300 aircraft. These CASM improvements were achieved despite a 6.7% and a 17.4% increase in the average cost per gallon of jet fuel consumed in the third quarter and first nine months of 2003, respectively, as compared to the same periods of 2002. These fuel price increases cost the Company an incremental $3.9 million and $33.2 million in the third quarter and first nine months of 2003, respectively, net of a $0.4 million and $7.0 million increase in fuel escalation revenues, respectively. Fuel escalation revenue is recorded when tour operators or the U.S. Government reimburse the Company for certain fuel cost increases as part of commercial charter, bulk scheduled service or military/government contracts.

For the 2003 fiscal year, the Company currently expects that it may earn a net profit. However, significant uncertainties continue to exist with respect to unit revenues and fuel prices, both of which may be adversely affected by geopolitical and economic events, including the uncertain consequences of the two major airline bankruptcies filed in 2002 and the continuation of conflict in the Middle East. These and other matters are not within the Company's direct control. Therefore, the Company can provide no assurance that it will earn a net profit in 2003.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

For the quarter ended September 30, 2003, the Company had operating income of $29.5 million, as compared to an operating loss of $59.6 million in the same period of 2002. The Company had a net income of $7.7 million in the third quarter of 2003, as compared to a net loss of $60.6 million in the same period of 2002.

Operating revenues increased 22.2% to $387.7 million in the third quarter of 2003, as compared to $317.3 million in the same period of 2002. Consolidated RASM increased 5.7% to 7.46 cents in the third quarter of 2003, as compared to
7.06 cents in the third quarter of 2002. Scheduled service revenues increased $61.9 million between periods, or 26.7%, while charter revenues increased $10.4 million between periods, or 15.2%.

Operating expenses decreased 5.0% to $358.2 million in the third quarter of 2003, as compared to $376.9 million in the same period of 2002. Consolidated CASM decreased 17.8% to 6.90 cents in the third quarter of 2003, as compared to
8.39 cents in the third quarter of 2002

For the nine months ended September 30, 2003, the Company had operating income of $86.9 million, as compared to an operating loss of $108.9 million in the same period of 2002. The Company had a net income of $40.0 million in the first nine months of 2003, as compared to a net loss of $114.1 million in the same period of 2002.

Operating revenues increased 18.9% to $1.149 billion in the first nine months of 2003, as compared to $966.4 million in the same period of 2002. Consolidated RASM decreased 2.2% to 7.25 cents in the first nine months of 2003, as compared to 7.41 cents in the first nine months of 2002. Scheduled service revenues increased $151.9 million between years, or 22.9%, while charter revenues increased $46.7 million between years, or 19.6%.

Operating expenses decreased 1.1% to $1.063 billion in the first nine months of 2003, as compared to $1.075 billion in the same period of 2002. Consolidated CASM decreased 18.7% to 6.70 cents in the first nine months of 2003, as compared to 8.24 cents in the same period of 2002. Operating expenses for the first nine months of 2003 reflect the receipt of $37.2 million in U.S. Government funds from the Supplemental Act, which was recorded as a reduction to operating expenses.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile.

                                                             Cents per ASM                            Cents per ASM
                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                            2003            2002                   2003                2002
                                                            ----          -----                    ----               -----

Consolidated operating revenues:                            7.46            7.06                   7.25                7.41

Consolidated operating expenses:
   Salaries, wages and benefits                             1.93            2.12                   1.85                2.03
   Fuel and oil                                             1.26            1.18                   1.31                1.16
   Aircraft rentals                                         1.10            1.14                   1.06                1.04
   Handling, landing and navigation fees                    0.48            0.65                   0.55                0.65
   Crew and other employee travel                           0.31            0.32                   0.30                0.32
   Depreciation and amortization                            0.27            0.42                   0.27                0.46
   Other selling expenses                                   0.25            0.25                   0.24                0.26
   Aircraft maintenance, materials and repairs              0.21            0.25                   0.22                0.29
   Passenger service                                        0.20            0.23                   0.20                0.23
   Advertising                                              0.16            0.22                   0.18                0.23
   Insurance                                                0.12            0.18                   0.13                0.18
   Facilities and other rentals                             0.12            0.14                   0.11                0.13
   Commissions                                              0.11            0.09                   0.10                0.14
   Ground package cost                                      0.05            0.08                   0.06                0.18
   Aircraft impairments and retirements                        -            0.76                      -                0.40
   U.S. Government funds                                       -               -                  (0.23)               0.12
   Other                                                    0.33            0.36                   0.35                0.42
                                                            ----           -----                   ----               -----

Total consolidated operating expenses                       6.90            8.39                   6.70                8.24
                                                            ----           -----                   ----               -----

Consolidated operating income                               0.56           (1.33)                  0.55               (0.83)
                                                            ====           =====                   ====               =====

ASMs (in thousands)                                    5,193,885       4,494,336             15,848,748          13,050,595

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

                                                                    Three Months Ended September 30,
                                                    2003                2002            Inc (Dec)        % Inc (Dec)
                                                ---------          ---------            -------          -----------
Departures Jet                                     19,939             17,147              2,792              16.28
Departures SAAB                                    12,945             11,669              1,276              10.93
                                                ---------          ---------            -------              -----
   Total Departures                                32,884             28,816              4,068              14.12
                                                ---------          ---------            -------              -----

Block Hours Jet                                    60,679             50,833              9,846              19.37
Block Hours SAAB                                   12,789             10,982              1,807              16.45
                                                ---------          ---------            -------              -----
   Total Block Hours                               73,468             61,815             11,653              18.85
                                                ---------          ---------            -------              -----

RPMs Jet (000s)                                 3,710,311          3,195,420            514,891              16.11
RPMs SAAB (000s)                                   46,599             43,664              2,935               6.72
                                                ---------          ---------            -------              -----
   Total RPMs (000s) (a)                        3,756,910          3,239,084            517,826              15.99
                                                ---------          ---------            -------              -----

ASMs Jet (000s)                                 5,117,266          4,428,021            689,245              15.57
ASMs SAAB (000s)                                   76,619             66,315             10,304              15.54
                                                ---------          ---------            -------              -----
   Total ASMs (000s) (b)                        5,193,885          4,494,336            699,549              15.57
                                                ---------          ---------            -------              -----

Load Factor Jet (%)                                 72.51              72.16               0.35               0.49
Load Factor SAAB (%)                                60.82              65.84              (5.02)             (7.62)
                                                ---------          ---------            -------              -----
   Total Load Factor (%)  (c)                       72.33              72.07               0.26               0.36
                                                ---------          ---------            -------              -----

Passengers Enplaned Jet                         2,631,412          2,375,954            255,458              10.75
Passengers Enplaned SAAB                          264,007            254,403              9,604               3.78
                                                ---------          ---------            -------              -----
   Total Passengers Enplaned (d)                2,895,419          2,630,357            265,062              10.08
                                                ---------          ---------            -------              -----

Revenue $ (000s)                                  387,703            317,289             70,414              22.19
RASM in cents (e)                                    7.46               7.06               0.40               5.67
CASM in cents (f)                                    6.90               8.39              (1.49)            (17.76)
Yield in cents (g)                                  10.32               9.80               0.52               5.31

See footnotes (a) through (g) on pages 19-20.

                                                                    Nine Months Ended September 30,
                                                    2003                2002            Inc (Dec)        % Inc (Dec)
                                                ----------         ----------          ---------         -----------
Departures Jet                                     58,919             49,305              9,614              19.50
Departures SAAB                                    38,742             28,982              9,760              33.68
                                               ----------         ----------          ---------              -----
   Total Departures                                97,661             78,287             19,374              24.75
                                               ----------         ----------          ---------              -----

Block Hours Jet                                   183,211            146,085             37,126              25.41
Block Hours SAAB                                   38,009             27,182             10,827              39.83
                                               ----------         ----------          ---------              -----
   Total Block Hours                              221,220            173,267             47,953              27.68
                                               ----------         ----------          ---------              -----

RPMs Jet (000s)                                10,767,586          9,290,163          1,477,423              15.90
RPMs SAAB (000s)                                  144,572            106,071             38,501              36.30
                                               ----------         ----------          ---------              -----
   Total RPMs (000s) (a)                       10,912,158          9,396,234          1,515,924              16.13
                                               ----------         ----------          ---------              -----

ASMs Jet (000s)                                15,617,627         12,891,505          2,726,122              21.15
ASMs SAAB (000s)                                  231,121            159,090             72,031              45.28
                                               ----------         ----------          ---------              -----
   Total ASMs (000s) (b)                       15,848,748         13,050,595          2,798,153              21.44
                                               ----------         ----------          ---------              -----

Load Factor Jet (%)                                 68.95              72.06              (3.11)             (4.32)
Load Factor SAAB (%)                                62.55              66.67              (4.12)             (6.18)
                                               ----------         ----------          ---------              -----
   Total Load Factor (%)  (c)                       68.85              72.00              (3.15)             (4.38)
                                               ----------         ----------          ---------              -----

Passengers Enplaned Jet                         7,667,498          6,939,844            727,654              10.49
Passengers Enplaned SAAB                          821,940            646,904            175,036              27.06
                                               ----------         ----------          ---------              -----
   Total Passengers Enplaned (d)                8,489,438          7,586,748            902,690              11.90
                                               ----------         ----------          ---------              -----

Revenue $ (000s)                                1,149,454            966,400            183,054              18.94
RASM in cents (e)                                    7.25               7.41              (0.16)             (2.16)
CASM in cents (f)                                    6.70               8.24              (1.54)            (18.69)
Yield in cents (g)                                  10.53              10.28               0.25               2.43

 See footnotes (d) through (g) on page 20.

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

Operating Revenues

Total operating revenues in the third quarter of 2003 increased 22.2% to $387.7 million, as compared to $317.3 million in the third quarter of 2002; and operating revenues in the first nine months of 2003 increased 18.9% to $1.149 billion, as compared to $966.4 million in the same period of 2002.

The following table sets forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.

                                                                Three Months Ended September 30,
                                                   2003            2002           Inc (Dec)       % Inc (Dec)
                                               ---------       ---------          -------         -----------
Scheduled Service

     Departures                                   30,982          26,689            4,293             16.09
     Block Hours                                  65,248          53,704           11,544             21.50
     RPMs (000's)  (a)                         3,258,465       2,737,468          520,997             19.03
     ASMs  (000's)  (b)                        4,309,846       3,628,991          680,855             18.76
     Load Factor  (c)                              75.61           75.43             0.18              0.24
     Passengers Enplaned (d)                   2,736,208       2,402,497          333,711             13.89
     Revenue $ (000's)                           293,549         231,633           61,916             26.73
     RASM in cents  (e)                             6.81            6.38             0.43              6.74
     Yield in cents  (g)                            9.01            8.46             0.55              6.50
     Revenue per segment $  (h)                   107.28           96.41            10.87             11.27

Military Charter
     Departures                                    1,246             955              291             30.47
     Block Hours                                   5,957           4,175            1,782             42.68
     ASMs  (000's)  (b)                          711,320         554,979          156,341             28.17
     Revenue $ (000's)                            65,535          47,559           17,976             37.80
     RASM in cents  (e)                             9.21            8.57             0.64              7.47
     RASM in cents excluding fuel escalation  (j)   9.18            8.52             0.66              7.75

Commercial Charter
     Departures                                      649           1,157            (508)            (43.91)
     Block Hours                                   2,246           3,888          (1,642)            (42.23)
     ASMs  (000's)  (b)                          171,141         304,538        (133,397)            (43.80)
     Revenue $ (000's)                            13,001          20,626          (7,625)            (36.97)
     RASM in cents  (e)                             7.60            6.77            0.83              12.26
     RASM in cents excluding fuel escalation  (i)   7.38            6.56            0.82              12.50

Percentage of Consolidated Revenues:
     Scheduled Service                             75.7%           73.0%            2.7%               3.70
     Commercial Charter                             3.4%            6.5%           (3.1%)            (47.69)
     Military Charter                              16.9%           15.0%            1.9%              12.67

See footnotes (a) through (j) on pages 19-20 and 22.

                                                                Nine Months Ended September 30,
                                                   2003            2002           Inc (Dec)       % Inc (Dec)
                                              ----------       ---------        ---------          ----------
Scheduled Service
     Departures                                   90,232          70,329           19,903             28.30
     Block Hours                                 188,936         143,499           45,437             31.66
     RPMs (000's)  (a)                         9,134,162       7,442,353        1,691,809             22.73
     ASMs  (000's)  (b)                       12,328,707       9,944,267        2,384,440             23.98
     Load Factor  (c)                              74.09           74.84            (0.75)            (1.00)
     Passengers Enplaned (d)                   7,874,024       6,617,047        1,256,977             19.00
     Revenue $ (000's)                           816,326         664,431          151,895             22.86
     RASM in cents  (e)                             6.62            6.68            (0.06)            (0.90)
     Yield in cents  (g)                            8.94            8.93             0.01              0.11
     Revenue per segment $  (h)                   103.67          100.41             3.26              3.25

Military Charter
     Departures                                    4,566           2,679            1,887             70.44
     Block Hours                                  22,080          11,732           10,348             88.20
     ASMs  (000's)  (b)                        2,741,747       1,559,070        1,182,677             75.86
     Revenue $ (000's)                           229,750         130,578           99,172             75.95
     RASM in cents  (e)                             8.38            8.38            (0.00)            (0.00)
     RASM in cents excluding fuel escalation  (j)   8.28            8.40            (0.12)            (1.43)

Commercial Charter
     Departures                                    2,847           5,257           (2,410)           (45.84)
     Block Hours                                  10,166          17,949           (7,783)           (43.36)
     ASMs  (000's)  (b)                          774,964       1,535,375         (760,411)           (49.53)
     Revenue $ (000's)                            55,643         108,120          (52,477)           (48.54)
     RASM in cents  (e)                             7.18            7.04             0.14              1.99
     RASM in cents excluding fuel escalation  (i)   6.82            6.96            (0.14)            (2.01)

Percentage of Consolidated Revenues:
     Scheduled Service                             71.0%           68.8%             2.2%              3.20
     Commercial Charter                             4.8%           11.2%            (6.4%)           (57.14)
     Military Charter                              20.0%           13.5%             6.5%             48.15

See footnotes (a) through (g) on pages 19-20.

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

Scheduled Service Revenues. Scheduled service revenues in the third quarter of 2003 increased 26.7% to $293.5 million from $231.6 million in the third quarter of 2002, and scheduled service revenues in the nine months ended September 30, 2003 increased 22.9% to $816.3 million from $664.4 million in the same period of 2002. In the third quarter of 2003 and nine months ended September 30, 2003, this increase is due primarily to increases in scheduled service capacity. Also contributing to the increase in scheduled service revenue in the third quarter of 2003 was an increase in yield and a slight increase in load factor. However, the Company cannot predict whether this trend will continue.

Approximately 65.1% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the third quarter of 2003, as compared to 67.8% in the third quarter of 2002. The Hawaiian market generated approximately 14.9% of total scheduled service capacity in the third quarter of 2003, as compared to 16.9% in the third quarter of 2002. Another 13.0% of total scheduled service capacity was generated in the Indianapolis market in the third quarter of 2003, as compared to 10.0% in the third quarter of 2002.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in mid-2004, the Company expects to occupy at least 14 jet gates and one commuter aircraft gate at the new airport concourses, as compared to ten jet gates and one commuter gate as of September 30, 2003. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a commuter feeder of passengers to ATA's jet system.

Military/Government Charter Revenues. Military/government charter revenue increased 37.6% to $65.5 million in the third quarter of 2003 from $47.6 million in the third quarter of 2002, and in the nine months ended September 30, 2003, military/government charter revenue increased 75.9% to $229.7 million from $130.6 million in the same period of 2002.

The increase in revenue for military/government charter revenues in the first nine months of 2003 was mainly due to the activation of Civil Reserve Air Fleet ("CRAF") in February 2003, which required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom. The CRAF program allowed the Company to increase its Lockheed L-1011 aircraft utilization (number of productive hours of flying per aircraft each month) to an average of
7.47 daily hours of utilization in the first nine months of 2003, as compared to
5.19 daily hours of utilization in the same period of 2002. The increased utilization allowed the Company to operate its military/government charter service more efficiently between periods. The CRAF program ended on June 18, 2003, and the Company recorded less revenue for the third quarter as compared to the first and second quarter of 2003. The Company expects this trend to continue and projects its military/government charter revenues to be approximately 20% higher than 2002 levels in the fourth quarter of 2003.

Commercial Charter Revenues. Commercial charter revenues decreased 36.9% to $13.0 million in the third quarter of 2003 from $20.6 million in the third quarter of 2002, and in the nine months ended September 30, 2003, commercial charter revenue decreased 48.6% to $55.6 million from $108.1 million in the same period of 2002. The majority of the decline in commercial charter revenues continues to reflect the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft in prior years that the Company had traditionally used in commercial charter flying. Since aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to shrink.

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

In the third quarter of 2003, ground package revenues decreased 48.2% to $2.9 million, as compared to $5.6 million in the third quarter of 2002. This decline is due to the Company closing a small Canadian tour operator business as of July 1, 2003. In the nine months ended September 30, 2003, ground package revenues decreased 63.1% to $11.3 million from $30.6 million in the same period of 2002. This decline was primarily due to the Company's July 1, 2002 outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to Mark Travel Corporation ("MTC"). Under that outsourcing agreement, MTC directly sells ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, ground package sales (and related ground package costs) are no longer recorded by the Company for ATA Vacations and Travel Charter International. The net fee earned by the Company on these sales is recorded in other revenues.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 7.6% to $12.8 million in the third quarter of 2003 from $11.9 million in the third quarter of 2002, and in the nine months ended September 30, 2003, other revenues increased 11.3% to $36.4 million, as compared to $32.7 million in the same period of 2002.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense increased 5.4% to $100.2 million in the third quarter of 2003 from $95.1 million in the third quarter of 2002, and in the nine months ended September 30, 2003, salaries, wages and benefits expense increased 10.8% to $293.3 million, as compared to $264.8 million in the same period of 2002.

The increases in salaries, wages and benefits between the quarters and nine months ended September 30, 2002 and 2003 primarily reflects the impact of the Company's amended collective bargaining agreement, which was ratified in July 2002, with the Company's cockpit crewmembers, who are represented by Air Line Pilots Association ("ALPA"). Initial cockpit crewmember contract salary rate increases became effective July 1, 2002, and the cockpit crewmembers received an additional salary rate increase in July 2003 per this contract. Additionally, the amended contract provides for expanded defined-contribution benefits for cockpit crewmembers effective January 1, 2003, which resulted in additional salaries, wages and benefits expense between periods. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four-year contract period. In addition, the Company incurred higher salary costs as a result of employing additional crewmembers to handle its increased capacity in the first nine months of 2003 as compared to the first nine months of 2002. The Company also incurred increasing costs in the third quarter and first nine months of 2003 for employee medical and worker's compensation benefits.

Fuel and Oil. Fuel and oil expense increased 23.0% to $65.2 million in the third quarter of 2003, as compared to $53.0 million in the same period of 2002, and increased 37.6% to $208.4 million in the nine months ended September 30, 2003, as compared to $151.4 million in the same period of 2002.

Although jet block hours increased 19.4% and 25.4% in the third quarter and first nine months of 2003, as compared to the same periods of 2002, the Company only consumed 15.2% and 17.1%, respectively, more gallons of fuel, due to the continuing impact of the Company replacing its aging, less-fuel efficient Boeing 727-200 and Lockheed L-1011 aircraft with new Boeing 737-800 and Boeing 757-300 aircraft. The increase in gallons consumed resulted in an increase in fuel and oil expense of approximately $8.4 million and $25.2 million in the third quarter of 2003 and first nine months of 2003, respectively, as compared to the same periods of 2002.

During the quarter and nine months ended September 30, 2003, the average cost per gallon of jet fuel consumed increased by 6.7% and 17.4%, respectively, compared to the same periods of 2002, resulting in an increase in fuel and oil expense of approximately $3.9 million and $33.2 million, respectively, between those periods.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. During the first nine months of 2002, the Company recorded gains of $0.5 million on these hedge contacts. The Company did not have any hedge contracts in place in the first nine months of 2003. Although the Company did not have any hedge contracts in place, the Company did benefit in both years from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts. The benefit of these price guarantees was accounted for as revenue when realized.

The Company has experienced increases in the cost per gallon of jet fuel in the third quarter of 2003 as compared to the second quarter of 2003, and any future increases in the cost of fuel will adversely affect the Company. See "Item 7a. - Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for more information.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which use benefit is derived from the aircraft. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. Aircraft rentals expense in the third quarter of 2003 increased 11.5% to $57.1 million from $51.2 million in the third quarter of 2002, and increased 24.1% to $168.4 million in the nine months ended September 30, 2003, as compared to $135.7 million in the same period of 2002. These increases were mainly attributable to the delivery of 6 leased Boeing 737-800 and 3 leased Boeing 757-300 aircraft between September 30, 2002 and September 30, 2003.

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

Handling, landing and navigation fees decreased by 14.3% to $25.1 million in the third quarter of 2003, as compared to $29.3 million in the same period of 2002, and increased by 1.3% to $86.6 million in the nine months ended September 30, 2003, as compared to $85.5 million in the same period of 2002. The three-month decrease is primarily due to a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $6.0 million less expense in the third quarter as compared to the same period in 2002. In addition, the temporary suspension of the aviation security infrastructure fee by the Company from June 1, 2003 to September 30, 2003, pursuant to the Supplemental Act, resulted in savings of $1.1 million in the quarter ended September 30, 2003. These decreases were partially offset by a 16.3% increase in system-wide jet departures in the third quarter of 2003, as compared to the same period of 2002, which resulted in handling and landing fee increases of $4.1 million.

The increase in handling, landing and navigation fees for the first nine months of 2003 was primarily due to a 19.5% increase in system-wide jet departures, as compared to the same period of 2002, which resulted in an increase in handling and landing fees of $13.3 million. The Company also incurred $4.1 million more in navigation fees in the first nine months of 2003, as compared to the same period of 2002, due to the increase in military/government flying between periods. These increases were partially offset by a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $12.6 million less expense in the first nine months of 2003, as compared to the same period of 2002. The increases were also partially offset by the temporary suspension of the payment of the aviation security infrastructure fee by the Company from June 1, 2003 to September 30, 2003, pursuant to the Supplemental Act, which resulted in savings of $1.4 million in the nine months ended September 30, 2003.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 10.3% to $16.0 million in the third quarter of 2003, as compared to $14.5 million in the third quarter of 2002, and increased 14.3% to $47.9 million in the nine months ended September 30, 2003, as compared to $41.9 million in the same period of 2002. The Company incurred higher hotel and positioning costs in the third quarter and first nine months of 2003, primarily due to the increase in military/government flying. Since military flights often operate to and from points remote from the Company's crew bases, the Company incurs significant travel expenses on other airlines. The increases are also due to an increase in crew per diem of nearly $0.5 million and $2.9 million in the third quarter and first nine months of 2003, respectively, as compared to the same periods of 2002. The amended cockpit crewmember contract substantially increased per diem rates paid to cockpit crewmembers. As stipulated in the flight attendants' collective bargaining agreement, the Company must also pay these amended per diem rates to the flight attendant group.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 25.4% to $14.1 million in the third quarter of 2003, as compared to $18.9 million in the third quarter of 2002, and decreased 28.5% to $43.1 million in the nine months ended September 30, 2003, as compared to $60.3 million in the same period of 2002.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four of these aircraft from revenue service in 2002, and four more from revenue service in 2003. In addition, the Company recorded a reduction in the carrying value of the L-1011-50 and 100 aircraft and related assets in the fourth quarter of 2002, in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). Due to the reduced cost basis of the remaining assets and the retirements in 2002 and 2003, the Company recorded $4.1 million and $11.8 million less in depreciation in the third quarter of 2003 and first nine months of 2003, as compared to the same periods of 2002.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems, credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 18.9% to $13.2 million in the third quarter of 2003, as compared to $11.1 million in the third quarter of 2002, and increased 13.4% to $38.0 million in the nine months ended September 30, 2003, as compared to $33.5 million in the same period in 2002. The Company experienced increases in all areas of other selling expenses due to the increase in scheduled service passengers enplaned between both periods of 2003 as compared to the comparable 2002 periods.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 4.4% to $10.8 million in the third quarter of 2003, as compared to $11.3 million in the third quarter of 2002, and decreased 6.1% to $35.1 million in the nine months ended September 30, 2003, as compared to $37.4 million in the same period of 2002.

The decreases in maintenance, materials and repairs were primarily attributable to the retirement by mid-2002 of the Company's entire Boeing 727-200 fleet and the retirement of certain Lockheed L-1011 aircraft, all of which were replaced with new Boeing 737-800 and 757-300 aircraft. The decreases for both periods are also attributable to the renegotiation of the rates on hourly engine maintenance agreements on the Boeing 737-800 fleet effective April 1, 2003. These decreases were partially offset by increased costs resulting from the addition of an hourly engine maintenance agreement for the Boeing 757-200 fleet in the fourth quarter of 2002.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. Catering represented 83.2% and 79.9%, respectively, of total passenger service expense for the three months ended September 30, 2003 and 2002, while catering represented 82.4% and 79.6%, respectively, of total passenger service expense for the nine months ended September 30, 2003 and 2002.

The total cost of passenger service decreased 1.9% to $10.2 million in the third quarter of 2003, as compared to $10.4 million in the third quarter of 2002, and increased 5.1% to $31.2 million in the nine months ended September 30, 2003, as compared to $29.7 million in the same period of 2002. The three-month decrease was primarily attributable to lower onboard entertainment costs in the third quarter of 2003, as compared to the same period of 2002. The nine month increase was mainly attributable to the increase in military flying in the first nine months of 2003, as compared to the same period of 2002, as a higher quality catering product is offered on military flights.

Advertising. Advertising expense decreased 13.5% to $8.3 million in the third quarter of 2003, as compared to $9.6 million in the third quarter of 2002, and decreased 5.3% to $28.6 million in the nine months ended September, 30, 2003, as compared to $30.2 million in the same period of 2002. The Company incurs advertising costs primarily to support single-seat scheduled service sales. These decreases are primarily attributable to more sales promotions in the first nine months of 2002 to regain customers after the September 11, 2001 terrorist attacks. In addition, the Company placed its creative advertising contract with a new agency in 2003 on more economical terms than the prior contract.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 20.0% to $6.4 million in the third quarter of 2003, as compared to $8.0 million in the third quarter of 2002, and decreased 10.1% to $21.3 million in the nine months ended September 30, 2003, as compared to $23.7 million in the same period of 2002. These decreases are mainly attributable to the U.S. Government providing increased war-risk coverage in 2003. This coverage was provided at higher rates by the commercial insurance markets in 2002. The company has completed the placement of its hull and liability insurance for the new year beginning October 1, 2003 at rates which will be approximately 20% lower as compared to the year ended September 30, 2003.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals have remained relatively constant between years as the Company has focused most of its growth at existing scheduled service locations, and were $6.2 million in the third quarter of 2003, as compared to $6.3 million in the third quarter of 2002, and were $17.8 million in the nine months ended September 30, 2003, as compared to $17.5 million in the same period of 2002.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure military/government charter revenues using a teaming arrangement with other cargo and passenger carriers. Commissions expense increased 50.0% to $6.0 million in the third quarter of 2003, as compared to $4.0 million in the third quarter of 2002, and decreased 10.5% to $16.2 million in the nine months ended September 30, 2003, as compared to $18.1 million in the same period of 2002.

The Company experienced an increase in commission expense of $2.9 million and $6.3 million in the third quarter and first nine months of 2003, as compared to the same periods of 2002, attributable to increased commissions paid for military, which is consistent with the increase in both military revenue earned and the rate of commission paid. Scheduled service commissions decreased for the third quarter and first nine months of 2003 to $0.8 million and $5.2 million mainly due to the elimination of standard travel agency commissions for sales made after March 21, 2002 and the continued increase of ticket purchases made on the Company's own website. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year. In addition, the Company experienced a decrease in commission expense for ATALC of approximately $0.2 million and $3.2 million in the quarter and nine months ended September 30, 2003, as compared to the same periods of 2002, which is consistent with the decrease in related revenue.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair. Ground package cost decreased 39.5% to $2.3 million in the third quarter of 2003, as compared to $3.8 million in the second quarter of 2002, approximately proportional to the decrease in ground package revenues, and decreased 60.9% to $9.3 million in the nine months ended September 30, 2003, as compared to $23.8 million in the same period of 2002. See the "Ground Package Revenues" section above for an explanation of the decline in both ground package sales and related costs for the nine-month period.

Aircraft Impairments and Retirements. Following the events of September 11, 2001, the airline industry began experiencing excess capacity, as consumer demand for scheduled service declined. At the same time, the Company was taking delivery of a significant number of new Boeing 737-800 and 757-300 aircraft, which it planned to utilize in its scheduled service markets. To adjust its capacity to new market demands, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Before September 11, 2001, the Company had a plan in place to gradually retire these aircraft between mid-2001 and mid-2002. The Company accelerated this plan by retiring certain individual aircraft earlier than planned and the Company retired all of these aircraft from service by May 31, 2002. In accordance with FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), the Company recorded an impairment charge in 2001. In accordance with FAS 121, the Company continues to re-evaluate current fair market values of previously impaired assets. In the three and nine months ended September 30, 2002, the Company recorded an additional asset impairment charge of $18.8 million and $33.6 million, respectively, against its remaining net book value of Boeing 727-200 aircraft, including those recorded as an investment in the BATA joint venture.

In the first nine months of 2002, the Company retired three owned L-1011-50 aircraft, which resulted in a charge of $6.6 million and $9.0 million in the three and nine months ended September 30, 2002, respectively. Also, in the third quarter of 2002, the Company recorded a charge of $8.9 million related to the retirement of one owned L-1011-500 aircraft.

U.S. Government funds. On April 16, 2003, President Bush signed into law the Supplemental Act, which made available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. Pursuant to this legislation, the Company received $37.2 million in cash in May 2003, which was recorded as a credit to operating expenses in the second quarter of 2003.

After the terrorist attacks of September 11, 2001, the Air Transportation Safety and System Stabilization Act ("Act") was passed, which provided for, among other things, up to $5.0 billion in compensation to U.S. carriers for direct and incremental losses resulting for the September 11, 2001 terrorist attacks. The Company had recorded $66.3 million in U.S. Government grant compensation as of December 31, 2001, based on guidance available from the Department of Transportation ("DOT") at the time of identifying those expenses it deemed reimbursable. As of December 31, 2001, the Company had received $44.5 million in cash under the Act, and had a receivable of $21.8 million for the remaining amount. Throughout 2002, the Company discussed the calculation with the DOT, and as a result of those discussions, the Company recorded a reserve of approximately $15.2 million against its receivable in the second quarter of 2002. The Company subsequently finalized its discussion with the DOT in the first quarter of 2003 and received the final cash compensation of $6.2 million under the Act.

The Company does not expect to receive any further material compensatory funds from the U.S. Government.

Other Operating Expenses. Other operating expenses increased 4.9% to $17.1 million in the third quarter of 2003, as compared to $16.3 million in the third quarter of 2002, and decreased 1.3% to $54.5 million in the nine months ended September 30, 2003, as compared to $55.2 million in the same period of 2002. These changes were attributable to variances in other expenses comprising this line item, none of which was individually significant.

Interest Income and Expense. Interest expense in the quarter and the nine months ended September 30, 2003 increased to $14.3 million and $40.0 million, respectively, as compared to $7.7 million and $26.0 million, respectively, in the same periods of 2002. The Company recorded $3.5 million and $10.4 million in interest expense in the quarter and the nine months ended September 30, 2003 related to the $168 million secured term loan acquired in November 2002. The Company also capitalized interest of $0.7 million and $2.2 million less in the third quarter and first nine months of 2003, as compared to the same periods of 2002, since there were fewer aircraft pre-delivery deposits outstanding for future aircraft deliveries in 2003.

Income Taxes. The Company recorded $7.3 million in income tax expense in the third quarter and nine months ended September 30, 2003 applicable to $15.0 million and $47.4 million, respectively, in pre-tax income for those periods. The effective tax rates applicable to the quarter and nine months ended September 30, 2003 were 48.6% and 15.4%, respectively. In comparison, in the quarter and nine months ended September 30, 2002, the Company recorded income tax benefit of $6.7 million and $19.6 million, respectively, applicable to $67.4 million and $133.7 million, respectively, in pre-tax loss for those periods. The effective tax rates applicable to the quarter and nine months ended September 30, 2002 were 10.0% and 14.6%, respectively.

As of December 31, 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset.

In 2003 the Company expects to pay Alternative Minimum Tax and has recorded a current tax expense. Since Alternative Minimum Tax payments generate credits that can be used to offset regular income tax in future years, the Company recognized a net increase in the net deferred tax asset, however, continuing under the same presumption as 2002, the Company recorded an additional valuation allowance against the increased net deferred tax asset. As a result, a $7.3 million tax expense was recorded in the quarter and nine months ending September 30, 2003.

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

Since late 2001, the Company has experienced significantly reduced revenue per passenger as the result of increased public fears of future terrorist attacks, recent fears of communicable diseases, the conflict in the Middle East and continuing recessionary economic conditions, higher operating costs as the result of increased insurance premiums, increased passenger security requirements, compliance with other new regulations and higher fuel prices and increased fare discounting and other competitive pressures. At September 30, 2003, the Company had approximately $502.6 million of outstanding debt. As of September 30, 2003, the Company faces scheduled principal and operating lease payments of $77.0 million in the remainder of 2003, $500.0 million in 2004 and $457.4 million in 2005. Due to its weakened financial condition, low credit ratings, and other factors, the Company is currently unable to obtain additional financing and does not expect to be able to do so in the near future. The Company does not anticipate that cash on hand as of September 30, 2003, together with cash generated from ongoing operations and other sources, will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and repay its debt when it matures. As a result of the foregoing, the Company is currently experiencing liquidity difficulties that if not addressed may lead to an inability to meet its cash payment obligations in the future.

Cash Flows. In the nine months ended September 30, 2003, net cash provided by operating activities was $115.5 million, while net cash used by operating activities was $4.9 million for the same period of 2002. The increase in cash provided by operating activities between periods was mainly attributable to an increase in earnings, the receipt of $37.2 million under the Supplemental Act in May 2003, and favorable changes in operating assets and liabilities.

Net cash used in investing activities was $100.3 million in the first nine months of 2003, while net cash provided by investing activities was $15.7 million in the nine-month period ended September 30, 2002. Such amounts included an increase in non-current prepaid aircraft rent of $84.7 million in the first nine months of 2003, as compared to $19.3 million in the same period of 2002, reflecting significant cash rents paid in the first nine months of 2003 on aircraft deliveries made in 2002 and 2003. The Company had $16.6 million in net aircraft pre-delivery deposits returned in the first nine months of 2003, as compared to $77.4 million in the first nine months of 2002. In addition, the Company had capital expenditures totaling $36.2 million in the first nine months of 2003, as compared to $57.6 million in the same period of 2002.

Net cash used in financing activities was $18.4 million in the nine months ended September 30, 2003, as compared to $82.2 million in the nine months ended September 30, 2002. In the first nine months of 2003, the Company repaid $8.4 million on pre-delivery deposit facilities related to deposits returned on aircraft deliveries, as compared to a net repayment of $52.6 million on such facilities in the first nine months of 2002. In the first nine months of 2003, the Company recorded $10.2 million in additions to restricted cash to collateralize additional letters of credit. In the first nine months of 2002, the Company made net repayments of $25.0 million under its bank credit facility, which was available prior to the Company obtaining the secured term loan from the ATSB in November 2002. In addition, in the first nine months of 2002, the Company borrowed and repaid $192.5 million in temporary bridge debt related to the purchase of certain Boeing 737-800 and 757-300 aircraft. These aircraft were subsequently financed through operating leases in the second quarter of 2002.

The Company presently expects that the $196.9 million cash on hand at September 30, 2003, together with cash generated by future operations and from other sources will be sufficient to fund the Company's obligations throughout 2003. However, the Company is scheduled to make large payments of principal on its outstanding senior indebtedness in 2004 and 2005. The Company also has substantial fixed payment obligations under aircraft operating leases in 2004 and 2005, including a cash payment of approximately $170.9 million in the first quarter of 2004. The Company is currently unable to obtain any additional financing and does not expect to be able to do so in the near future. As of September 30, 2003, the Company also does not have a revolving credit facility available. The Company does not anticipate that cash on hand as of September 30, 2003, together with cash from other sources, will be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and to repay its debt when it matures.

The Company's failure to make scheduled payments of interest or principal under the outstanding senior notes or to make its scheduled payments under the aircraft operating leases would constitute an event of default under many of the agreements governing its indebtedness (including its government guaranteed loan) due to cross-default provisions. Also, the Company's government guaranteed loan contains a covenant requiring the Company to maintain a cash balance of $40 million. Failure to comply with this covenant would constitute an event of default. In addition, if the Company fails to pay the principal amounts due under its outstanding senior notes, the trustee or the holders of at least 25 percent of the principal amount of those notes would have the option to take legal action against the Company to accelerate its obligations under the senior notes and collect the amounts due. If the Company fails to make scheduled payments under the aircraft operating leases, the lessors may repossess the aircraft subject to the leases, effectively shutting down its operations.
Finally, in such circumstances all of the Company's credit card processors may elect to hold back up to 100 percent of its pre-paid sales (to the extent they are not already doing so at the time) pending provision of flight services to its customers, which would further aggravate its current liquidity difficulties. See "Card Agreement" below for more information about the Company's current agreement with its credit card processing bank regarding the withholding of pre-paid sales.

In an effort to address its current liquidity difficulties, on August 29, 2003, the Company launched offers to exchange (the "Exchange Offers") all of its 10 1/2% Senior Notes due 2004 for cash and new 11% Senior Notes due 2009 and all of its outstanding 9 5/8% Senior Notes due 2004 for cash and new 10 1/8% Senior Notes due 2010. The Exchange offers expired at 5:00 p.m., New York City Time on September 26, 2003. The Company currently is in discussions with a group of holders of those notes and has extended the Exchange Offers to November 21, 2003, in order to facilitate those discussions. In addition, the Company has entered into letters of intent with three of the lessors under its aircraft operating leases, BCSC, GECAS and ILFC, to amend certain aircraft operating leases that were entered into in 2001, 2002 and 2003 with those parties. The effect of the amendments would be to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005, which would ease the Company's current liquidity difficulties. The payments delayed during this time period would be subsequently paid at various times throughout the remaining life of the leases. The effectiveness of the proposed operating lease amendments is contingent upon, among other things, entering into definitive amendments with each of the lessors and completion of the Exchange Offers. If the Company is unable to reach satisfactory agreement with its creditors pursuant to the Exchange Offers and the aircraft operating lease restructuring, the Company may be forced to restructure its debts in bankruptcy.

The adverse impact of current airline industry conditions on the Company, and the ongoing sufficiency of its financial resources to absorb that impact, will depend upon a number of factors, including but not limited to: (1) the Company's ability to continue to reduce its operating costs and conserve its financial resources; (2) the pace and extent of seat capacity changes in the industry, if any, as these may affect competitive pricing for the Company's services; (3) the resolution of global uncertainties, including political unrest; (4) changes, if any, in the Company's current credit card holdback levels; (5) the number of crew members who may be called for duty in the United States armed forces, and the resulting impact on the Company's ability to operate as planned; (6) any further declines in the values of the aircraft in the Company's fleet, and any aircraft or other asset impairment charges; (7) the price of jet fuel consumed by the Company; (8) the Company's ability to retain its management and other employees in light of current industry conditions; and (9) the threat of future terrorist attacks.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases.

Although the Company is obligated on a number of long-term operating leases, which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and, with the exception of insignificant amounts not requiring disclosure, does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt principle payments and operating lease obligations as of September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                                  Cash Payments Currently Scheduled
                                                                  ---------------------------------

                                          Total          4 Qtr                                       2006            After
                                      As of 9/30/03       2003          2004           2005         -2007             2007
                                       ----------       -------       ---------     ---------      --------        ----------
                                                                         (in thousands)
Current and long-term debt  (1)        $  508,429       $ 8,383       $ 208,635     $ 162,889      $ 60,488        $   68,034

Lease obligations                       3,588,885        67,985         285,372       275,879       553,103         2,406,546

Expected future lease obligations (2)     654,439           599           5,994        18,582        96,608           532,656

Redeemable preferred stock (3)             50,000             -               -             -             -            50,000
                                       ----------       -------       ---------     ---------      --------        ----------
Total contractual cash obligations     $4,801,753       $76,967       $ 500,001     $ 457,350      $710,199        $3,057,236
                                       ==========       =======       =========     =========      ========        ==========

(1) The 2004 and 2005 amounts reflect scheduled payments of principal on the Company's two series of outstanding senior notes. A $175 million principal payment is due on August 1, 2004 and a $125 million principal payment is due on December 15, 2005.

(2) Represents estimated payments on 9 new Boeing 737-800 aircraft the Company is committed to taking delivery of in 2003 through 2005, as well as four spare engines the Company is committed to taking delivery of in 2005 through 2008. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of September 30, 2003, as the Company has not received the aircraft and engines. Payments for expected future lease obligations were derived using leases for comparable aircraft currently in place. For further discussion, see "Financial Statements - Notes to Consolidated Financial Statements - Note 4
     - Commitments and Contingencies."

(3) Represents the mandatory redemption of the 500 shares of Series A redeemable preferred stock in equal semiannual installments between 2010 and 2015. Amount excludes the mandatory redemption of the 300 shares of Series B convertible preferred stock in 2015, as these shares can be converted into common stock at anytime up to the mandatory redemption date.

Aircraft and Fleet Transactions. The Company has a purchase agreement with Boeing to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2005 and December 2005. The Boeing 737-800 aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to an amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft, and if Boeing does not elect to provide such financing suitable to the Company, the deliveries can be delayed for one year. Aircraft pre-delivery deposits are required for these purchases, and the Company has funded these deposits for past purchases using operating cash and short-term deposit finance facilities. The Company can provide no assurance that it will be able to secure short-term deposit finance facilities for future aircraft purchases. As of September 30, 2003, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash will be returned to the Company. As of September 30, 2003, the Company also has purchase rights with Boeing for eight Boeing 757-300 aircraft and 40 Boeing 737-800 aircraft.

The Company has agreements in place to lease two additional Boeing 737-800s under operating leases from a third party lessor, which are currently scheduled for delivery between November 2003 and May 2004.

The Company has an agreement with General Electric to purchase four spare engines, which are scheduled for delivery between 2005 and 2008.

The Company also has a letters of intent with GECAS to lease one additional Boeing 757-200 and one additional Boeing 737-800 scheduled for delivery in November 2003 and November 2004, respectively, which are contingent upon, among other things, entering into definitive amendments with each lessor and completion of the Exchange Offers.

Although the Company typically finances aircraft with long-term operating leases, it has a bridge financing facility that provides for maximum borrowings of $200.0 million to finance new Boeing 737-800 aircraft and new Boeing 757-300 aircraft. Borrowings under the facility bear interest, at the option of the Company, at LIBOR plus a margin, which depends on the percentage of the purchase price borrowed and whether the borrowing matures 18 or 24 months after the aircraft delivery date. In the first nine months of 2002, the Company borrowed $192.5 million under this bridge facility for the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. As of June 30, 2002, these borrowings were repaid in full, while the related aircraft were financed under long-term operating leases. The Company had no borrowings under this facility during the first nine months of 2003. The Company's letter of intent with BCSC to restructure certain aircraft leases eliminates this facility upon execution of the amended lease agreements.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six SAAB 340B aircraft, with options to lease up to 10 additional aircraft. The Company took delivery of all six SAAB 340B aircraft under this agreement in 2002.

In March 2001, the Company entered into a limited liability company agreement with BCC-ELC to form BATA, a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is being accounted for under the equity method of accounting. BATA is expected to remarket the Company's fleet of Boeing 727-200 aircraft in either passenger or cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and will continue to receive both cash and equity in the income or loss of BATA. As of September 30, 2003, the Company has transferred 23 of its original fleet of 24 Boeing 727-200 aircraft to BATA.

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

In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1.5 million shares of its common stock, and additional warrants to other loan participants to purchase up to 0.2 million shares of its common stock, in each case at an exercise price of $3.53 per share for a term of ten years. The Company recorded $7.4 million as the total fair value of warrants issued, which was recorded as unamortized discount on the secured loan at the date of the loan. The unamortized discount balance as of September 30, 2003 was $5.8 million.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of September 30, 2003, the bank had withheld $43.2 million in cash. As of December 31, 2002, the bank had withheld $30.0 million in cash. The deposits as of September 30, 2003 and December 31, 2002 constituted approximately 60% of the Company's total future obligations to provide services purchased by charges to card accounts as of those dates. As of September 30, 2003, that percentage was subject to increase up to either 75% or 100%, in the event that certain restrictive covenants were not met. A deposit of 100% of this obligation would have resulted in the additional retention of $28.8 million by the bank at September 30, 2003 and $20.0 million at December 31, 2002. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The Company has the right to terminate its agreement with the bank upon providing 90 days notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

On October 10, 2003, the Company amended its agreement with its credit card processing bank to reflect an extension for the processing and collection of sales charged on MasterCard and Visa cards until December 31, 2004. In order to secure this extension, the Company agreed to increase the amount of pre-paid sales that the bank holds on deposit from 60% to 100%. The effect of increasing this percentage was to reduce the Company's cash balance by approximately $30 million between September 30, 2003 and October 31, 2003 as compared to what the Company's cash balance would have been with a 60% holdback of pre-paid sales. The credit card processing bank has agreed to negotiate a further amendment to this agreement, which would become effective upon completion of the Exchange Offers, and which is expected to provide a new set of covenants governing the amount held by the bank, and contain provisions under which the percentage might be reduced in future periods. However, the Company can provide no assurances that it will be able to reduce the percentage below 100% in future periods for this agreement.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of September 30, 2003, no cash deposit requirements had been implemented by the issuers or processors of those cards.

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

Prior to the terrorist attacks of September 11, 2001, the Company had provided a letter of credit of $1.5 million as security to the issuer for its total estimated surety bond obligations, which were $20.9 million at August 31, 2001. Effective October 5, 2001, the issuer required the Company to increase its letter of credit to 50% of its estimated surety bond liability. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million. The Company's letter of credit was adjusted accordingly, and the Company is subject to future adjustments of its letter of credit based upon further revisions to the estimated liability for total surety bonds outstanding. As of September 30, 2003, the letter of credit requirement decreased to $15.2 million, reflecting an actual decline in outstanding charter deposit obligations of the Company. The Company has the right to replace the issuer with one or more alternative issuers of surety bonds, although the Company can provide no assurance that it will be able to secure more favorable terms from other issuers.

In addition, the Company must provide secured letters of credit in satisfaction for various other regulatory requirements. As of September 30, 2003, the Company's secured letters of credit, including the letter of credit securing the DOT surety bond obligations discussed above, totaled $40.5 million. The funds collateralizing these letters of credit is shown as restricted cash on the balance sheet as of September 30, 2003.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o the Company's ability to raise additional financing, and to refinance existing borrowings upon maturity;
o ability  to renegotiate operating leases;
o economic  conditions;
o threat of future terrorist  attacks;
o labor costs;
o aviation fuel costs;
o competitive pressures on pricing;
o weather conditions;
o governmental legislation and regulation;
o consumer perceptions of the Company's products;
o demand for air transportation overall, considering the impact of September 11, 2001, and specifically in markets in which the Company operates;
o higher  costs  associated  with new  security  directives;
o higher costs for insurance and the continued availability of such insurance;

o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission ("SEC").


The Company is under no obligation to update, and will not undertake to update, its forward-looking statements to reflect future events or changes in circumstances.

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

     (b) Reports on Form 8-K.

         Report filed on September 02, 2003, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits, and Item 9. Regulation FD Disclosure.

         Report filed on September 29, 2003, furnishing items under Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

         Report filed on October 14, 2003, furnishing items under Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

         Report filed on October 20, 2003, furnishing items under Item 9. Regulation FD Disclosure.

         Report filed on October 21, 2003, furnishing items under Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

         Report filed on October 27, 2003, furnishing items under Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

         Report filed On November 10, 2003, furnishing itms under Item 5. Other Events, and Item 7. Financial Statments and Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATA Holdings Corp.
                                 (Registrant)

Date     November 13, 2003        by /s/ David M. Wing
     -----------------------      ----------------------------------------------
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