Form 10-K
period 2003-12-31
ATA HOLDINGS CORP
filed 2004-03-30
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______ to _______ .

                        Commission file number 000-21642

                               ATA Holdings Corp.

             (Exact name of registrant as specified in its charter)

                Indiana                                 35-1617970
     ------------------------------             ------------------------------
    (State  or other  jurisdiction  of               (I.R.S.Employer
      incorporation or organization)               Identification No.)

      7337 West Washington Street
         Indianapolis, Indiana                            46231
     ------------------------------             ------------------------------
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

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on June 30, 2003) was approximately $25.8 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practical date.

Common Stock, Without Par Value - 11,823,864 shares outstanding as of February 29, 2004.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the ATA Holdings Corp. Proxy Statement to be filed within 120 days after the close of the last fiscal year are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 2003
                       ATA HOLDINGS CORP. AND SUBSIDIARIES

                                                                          Page #
PART I
         Item 1.     Business..................................................3
         Item 2.     Properties...............................................10
         Item 3.     Legal Proceedings........................................12
         Item 4.     Submission of Matters to a Vote of Security Holders......12
PART II
         Item 5.     Market for the Registrant's Common Stock and Related
                     Security Holder Matters..................................13
         Item 6.     Selected Consolidated Financial Data.....................14
         Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................15
         Item 7a.    Quantitative and Qualitative Disclosures About Market
                     Risk.....................................................43
         Item 8.     Financial Statements and Supplementary Data..............45
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................76
         Item 9a.    Controls and Procedures..................................76
PART III
         Item 10.    Directors and Officers of the Registrant.................77
         Item 11.    Executive Compensation...................................77
         Item 12.    Security Ownership of Certain Beneficial Owners and
                     Management...............................................77
         Item 13.    Certain Relationships and Related Transactions...........77
         Item 14.    Principal Accountant Fees and Services...................77
PART IV
         Item 15.    Exhibits, Financial Statement Schedule and Reports on Form
                     8-K......................................................78
         Item 15d. Valuation and Qualifying Accounts..........................80

PART I

Item 1.   Business

Company Overview

ATA Holdings Corp. (the "Company") owns ATA Airlines, Inc. ("ATA"), the tenth largest passenger airline in the United States, based upon 2003 capacity and traffic. The Company is a leading provider of low-cost scheduled airline services, is the largest commercial charter airline in the United States based upon revenues for the twelve months ended September 30, 2003, and is one of the largest providers of passenger airline services to the U.S. military, based upon 2003 revenue. The Company was incorporated in Indiana in 1984.

The following table summarizes the Company's revenue sources for the periods indicated:

                                                                      Year Ended December 31,

                                                 2003           2002           2001           2000           1999
                                             ---------      --------      ---------     ----------      ---------
                                                                       (Dollars in millions)

Scheduled Service                            $ 1,085.4      $  886.6      $   820.7     $    753.3      $   624.6
                                             ---------      --------      ---------     ----------      ---------
Military Charter                                 296.9         177.9          167.5          188.6          126.2

Commercial Charter                                69.3         131.3          192.2          246.7          263.8
                                             ---------      --------      ---------     ----------      ---------
      Total Charter Service                      366.2         309.2          359.7          435.3          390.0

                                             ---------      --------      ---------     ----------      ---------
Other                                             66.9          81.6           95.1          103.0          107.8
                                             ---------      --------      ---------     ----------      ---------
      Total                                  $ 1,518.5      $1,277.4      $ 1,275.5     $  1,291.6      $ 1,122.4
                                             =========      ========      =========     ==========      =========


Percentage of Consolidated Revenues:
     Scheduled Service                            71.5%         69.4%          64.3%          58.3%          55.7%
     Military Charter                             19.6%         13.9%          13.1%          14.6%          11.2%
     Commercial Charter                            4.6%         10.3%          15.1%          19.1%          23.5%


Scheduled  Service
The Company provides scheduled airline services on selected routes where it believes that it can be a leading carrier in those markets. The Company currently provides scheduled service primarily from its gateway cities of Chicago-Midway and Indianapolis to popular vacation and business destinations such as Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte and Pittsburgh. The Company also provides transpacific service between the Western United States and Hawaii. The Company had provided transcontinental service between San Francisco and New Jersey beginning in October 2003, but that service ended in March 2004.

The Company owns all of the issued and outstanding stock of Chicago Express Airlines, Inc. ("Chicago Express"), which currently operates a fleet of 17 SAAB 340B 34-seat propeller aircraft and provides commuter passenger scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, Toledo, South Bend and Springfield. The Company has subsequently announced that effective May 31, 2004 it will end service to Cedar Rapids and Lexington, and it will begin service to Ft. Wayne on June 1.

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

Military/Government Charter Service
The Company has provided passenger airline services to the U.S. military since 1983 and is currently one of the largest commercial airline providers of these services. The Company believes that because these operations are generally less seasonal than scheduled service, and because the military contract provides full reimbursement for actual fuel expenses, they have a stabilizing impact on the Company's operating margins. The U.S. Government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. Each contract year extends from October 1 through September 30. The Company primarily uses its fleet of four Lockheed L-1011-500 aircraft and two Lockheed L-1011-50 and 100 aircraft to support this military business since these aircraft have a range and seating configuration preferred by the military. It is expected that one L-1011 aircraft will be retired from service in the second half of 2004. The Company also uses several Boeing 757 aircraft in its military charter services, and expects to add several more Boeing 757 aircraft to its military business in 2004.

The Company is subject to biennial inspections by the U.S. Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was successfully completed in November 2003.

Commercial  Charter Service
The Company provides commercial passenger charter airline services, primarily through U.S. tour operators. The most significant portion of commercial charter revenue in recent years has been derived from contracts with tour operators for repetitive, leisure-oriented round-trip patterns, operating over varying periods of time. Under such contracts, the tour operator pays a fixed price for use of the aircraft and assumes responsibility and risk for the actual sale of the available aircraft seats. Under most of its contracts with tour operators, the Company passes through some increases in fuel costs from a contracted price. The Company is required to absorb increases in fuel costs that occur within 14 days of flight time.

Beginning in 2001, commercial charter revenue has declined significantly, primarily due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that the Company had traditionally used in commercial charter flying. The Company's replacement fleets of new Boeing 737-800 and 757-300 aircraft are economically disadvantaged when used in the lower-utilization charter business due to their higher fixed-ownership cost. In addition, decreases in general airline fare levels throughout the United States since 2000 have reduced the opportunity to operate commercial charter flights profitably. Consequently, the Company expects future commercial charter revenue to continue to represent a declining percentage of total revenue.

Industry Overview and Recent Developments

The terrorist attacks of September 11, 2001, and generally weak economic conditions of the past several years have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in the years ended December 31, 2002, and 2001. While the Company realized net income for the year ended December 31, 2003, that net income was favorably impacted by the Company's receipt in the second quarter of 2003 of $37.2 million in U.S. Government funds in conjunction with the
Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act was signed into law in April 2003, and made available $2.3 billion in reimbursements to U.S. air carriers for expenses incurred and revenue foregone related to federally mandated enhanced aviation security subsequent to September 11, 2001.

During 2002, two major air carriers, US Airways Group and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. US Airways Group emerged from bankruptcy protection in March 2003. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers have sought to reduce financial losses, at least partially, by reducing their seat capacity. As this has been accomplished by eliminating aircraft from operating fleets, the fair value of aircraft, including aircraft owned by the Company, has been adversely affected. The Company has recorded substantial charges to earnings resulting from fleet retirements and impairments over the past three years. However, during this period, the Company has substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft.

In addition to the funds received in the second quarter of 2003, the Company has benefited from some of the U.S. Government's other initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly established Air Transportation Stabilization Board ("ATSB"). The Company received $50.1 million of U.S. Government grant compensation under the Act, of which the final payment of $6.2 million was received in the first quarter of 2003. The Company also obtained a $168.0 million secured term loan in November 2002, of which $148.5 million is guaranteed by the ATSB. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6 - Debt" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10 - Shareholders' Deficit" for additional information about the ATSB loan.

The terrorist attacks of September 11, 2001 and the generally weak economy have also had a negative impact on the Company's liquidity. The Company's new Boeing aircraft are all leased and have higher fixed-ownership costs than the older fleets that they replaced. The terms of many of these aircraft operating leases were determined before September 11, 2001, and were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the related lease terms. Consequently, the Company made large cash lease payments on many of its aircraft in the year ended December 31, 2003, which resulted in a substantial use of the Company's cash. As of December 31, 2003, the Company was also scheduled to repay the $175 million outstanding principal of its 10 1/2% Senior Notes ("2004 Notes") in August 2004 and the $125 million outstanding principal of its 9 5/8% Senior Notes ("2005 Notes" and, together with the 2004 Notes, "Existing Notes") in December 2005.

On January 30, 2004, the Company successfully completed exchange offers and issued new Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its 2004 Notes and issued new Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate all of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 6 - Debt" for additional information about the exchange offers.

On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003, and March 31, 2005 and to extend the leases generally for two years. Most of the payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases.

The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments which would have been due under the original terms. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 - Lease Commitments" for additional information about the Company's operating leases.

While the Company expects that adverse industry conditions are likely to continue throughout 2004, the Company's management believes that with the completion of the exchange offers and operating lease amendments the Company has a viable plan to provide sufficient cash to fund operations for the next 12 months. The Company's plan continues to require focused marketing efforts on those businesses and markets where the Company believes it can be a leading provider and the implementation of additional cost-saving initiatives the Company believes will maintain its low-cost advantage. Although the Company believes the assumptions underlying its 2004 financial projections are reasonable, there are significant risks that could cause the Company's 2004 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain consequences of the major airline bankruptcies, the possibility of other airline bankruptcy filings and the ongoing geopolitical impact of the conflicts in the Middle East.

Company Strategy

The Company intends to combat the adverse industry conditions by enhancing its position as a leading provider of passenger airline services in selected markets where it can capitalize on its competitive strengths. The key components of this strategy are:

Participate  in Markets Where It Can Be a Leader
The Company generally focuses onmarkets where it can be a leading provider of airline services. In scheduled service, the Company concentrates on routes where it can be the number one or number two carrier. The Company achieves this result principally through nonstop schedules, value-oriented pricing, focused marketing efforts and certain airport and aircraft advantages. The Company is a leading provider of commercial and military charter services in large part because of its variety of aircraft types, superior operational performance and its worldwide service capability. The Company intends to expand its operations selectively in areas where it believes it can achieve satisfactory financial returns.

Maintain Low-Cost Position and Maximize Aircraft Utilization
For 2003, 2002 and 2001, the Company's consolidated operating cost per available seat mile ("CASM") of 6.82(cent), 8.17(cent) and 8.45(cent), respectively, was one of the lowest among large U.S. passenger airlines. The Company believes that its lower costs provide a significant competitive advantage. Supplementing the Company's cost-control initiatives is the enhancement of aircraft utilization, or the average number of hours flown per aircraft per day. This strategy has become increasingly important with the delivery of many new aircraft in the last several years.

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

o Chicago-Midway, the Company's largest and fastest growing gateway, represented approximately 67.1% of the Company's total scheduled service capacity in 2003. The Company is the number one carrier in terms of market share, based upon third quarter 2003 origin and destination revenue passengers, on 18 of the 24 nonstop jet routes it serves from Chicago-Midway. The Company believes its service at this gateway would be difficult to replicate because of limited airport capacity. This competitive position is enhanced by the customer convenience of Chicago-Midway's proximity to downtown Chicago. The Company also enjoys a strong competitive position relative to the entire Chicago metropolitan area.

o Indianapolis represented approximately 13.3% of the Company's total scheduled service capacity in 2003. The Company believes that it benefits from being perceived as the hometown airline. The Company is the number one provider in terms of market share, based upon third quarter 2003 origin and destination revenue passengers, in seven of its nine jet routes from Indianapolis. In Indianapolis, the Company operates Ambassadair Travel Club, Inc. ("Ambassadair"), the nation's largest travel club, with approximately 32,000 individual or family memberships, providing the Company with another local marketing advantage.

o Hawaii represented approximately 12.9% of the Company's total scheduled service capacity in 2003. A majority of the Company's capacity in the Hawaiian market is contracted to the nation's largest independent Hawaiian tour operator, which assumes capacity, yield and most fuel-price risk. The Company believes it is the lowest-cost provider of scheduled service between the western United States and Hawaii, which is critical in this price-sensitive, predominantly leisure market.

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

The Company's Maintenance and Engineering Center is located at Indianapolis International Airport. This facility is an FAA-certificated repair station and has the capability to perform routine and non-routine maintenance on the Company's aircraft. The Company also has a maintenance facility at Chicago-Midway Airport, which is used to provide line maintenance for the Boeing 757-200, Boeing 757-300 and Boeing 737-800 fleets. The Company has approximately 1,000 employees supporting its aircraft maintenance operations and currently maintains 17 permanent maintenance facilities, including its Indianapolis and Chicago facilities.

Fuel Price Risk Management

The Company has fuel reimbursement clauses and guarantees which applied to approximately 29.0%, 29.4%, and 32.0%, respectively, of consolidated revenues in 2003, 2002 and 2001. The Company occasionally enters into fuel-hedging contracts to reduce volatility of fuel prices for a portion of its scheduled service fuel needs. However, the Company did not enter into any fuel-hedging contracts in 2003 and as of December 31, 2003, the Company had no outstanding fuel hedge contracts.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation.

Immediately following the September 11, 2001 terrorist attacks, the Company's aviation insurers, and other air carriers' aviation insurers, reduced the maximum amount of liability insurance coverage for losses related to persons other than passengers and employees, resulting from acts of terrorism, war, hijacking or other similar perils (war-risk coverage) and significantly increased their premiums for this reduced coverage. Pursuant to the Air Transportation Safety and System Stabilization Act ("Act") and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company, which will continue through 2004. It is anticipated that after this date, a commercial product for war-risk coverage will become available, but the Company expects that it may incur significant additional costs for this coverage.

Employees

As of December 31, 2003, the Company had approximately 7,900 full-time and part-time employees, approximately 2,900 of whom were represented under collective bargaining agreements. The Company's flight attendants are represented by the Association of Flight Attendants ("AFA"). The current collective bargaining agreement with the AFA will become subject to amendment, but will not expire, in October 2004. The Company's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current collective bargaining agreement with the ALPA will become subject to amendment, but will not expire, in June 2006. The Company's flight dispatchers are represented by the Transport Workers Union ("TWU"). The current collective agreement with the TWU will become subject to amendment, but will not expire, in August 2004. The Company's ramp service agents elected to be represented by the International Association of Machinists ("IAM") in February 2001. The Company began negotiations with the IAM in May 2001, but no collective bargaining agreement has been finalized. In February 2002, the Company's aircraft mechanics elected to be represented by the Aircraft Mechanics Fraternal Association ("AMFA"). The Company began negotiations with the AMFA in October 2002, but no collective bargaining agreement has been finalized. While the Company believes that relations with its employees are good, any prolonged dispute with employees, whether or not represented by a union, could have an adverse impact on the Company's operations.

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

In 2001, the Aviation and Transportation Security Act ("Aviation Security Act") was signed into law, creating the Transportation Security Administration ("TSA") within the DOT and requiring substantially all aspects of civil aviation passenger security and screening to be placed under federal control in 2002. The cost of the provisions set forth in the Aviation Security Act are partially funded by a security fee of $2.50 per passenger enplanement, limited to $5 per one-way trip and $10 per round-trip. Air carriers, including the Company, began collecting the fee on ticket sales in February 2002. The Aviation Security Act is also funded by a separate security infrastructure fee assessed to each air carrier beginning in the second quarter of 2002. The amount of the air carrier assessment is payable monthly and is equal to the amount each air carrier spent on aviation security in 2000. In May 2003, the Company received a refund of $37.2 million in security fees and infrastructure fees paid prior to that date, and collection of the security fees was temporarily suspended from June through September 2003.

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company through ATA Cargo, Inc. ("ATA Cargo"). Labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. Also, while the Company's aircraft are in foreign countries, they must comply with the requirements of similar authorities in those countries. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

In addition to various federal regulations, local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted a Passenger Facility Charge of up to $4.50 that is collected from each passenger departing from the airport and remitted by the Company to the applicable airport authority.

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

Environmental Matters

The Company's operations are subject to comprehensive federal, state, and local laws and regulations relating to pollution and the protection of the environment, including those governing aircraft noise, the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of the Company's operations require environmental permits and controls, and these permits are subject to modification, renewal and revocation by issuing authorities. Although the Company believes it is in compliance in all material respects with applicable environmental laws, the Company could incur substantial costs, including cleanup costs, fines, civil or criminal penalties, or third-party property damage or personal injury claims as a result of violations of, or liabilities under, environmental laws or noncompliance with the environmental permits required for the Company's operations. In addition, the adoption of new or more stringent requirements could increase the cost of the Company's operations, require significant capital expenditures, or result in material restrictions on the Company's operations.

At the Company's aircraft maintenance facilities and the airports the Company serves, materials are used such as aircraft deicing fluids, fuel, oils and other materials that are regulated as hazardous under federal, state or local laws. The Company is required to maintain programs to protect the safety of the employees who use these materials and to manage and dispose of any wastes generated by the use of these materials in compliance with applicable laws. The Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States, such as the regulation of the discharge of aircraft emissions exhaust into the environment. The Company believes it has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards. In addition, noise generated by aircraft is subject to regulation by the FAA under the Airport Noise and Capacity Act of 1990 and its implementing regulations. As a result, the Company has been and may continue to be required to reduce its hours of operation at particular airports, to install noise abatement equipment on its aircraft or to change operational procedures during takeoff and landing. At the present time, the Company believes its airline equipment and scheduled flights are in material compliance with these and other local noise abatement requirements, and the Company does not believe any such restrictions will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.    Properties

Aircraft Fleet

At December 31, 2003, ATA and Chicago Express were certified to operate a fleet of 82 aircraft. The following table summarizes the ownership characteristics of each aircraft type as of the end of 2003.





                                  Owned (Encumbered-      Operating-Lease    Operating-Lease
                                   Pledged on Debt)       (Fixed Buy-out)      (No Buy-out)           Total


Lockheed L-1011-50 and 100               1                      -                    1                  2

Lockheed L-1011-500                      4                      -                    -                  4

Boeing 737-800                           -                      18                  14                 32

Boeing 757-200                           -                      14                   1                 15

Boeing 757-300                           -                      12                   -                 12

SAAB 340B                                2                      15                   -                 17
                                     ---------               ---------          ---------          ---------

             TOTAL                       7                      59                  16                 82
                                     =========               =========          =========          =========


Lockheed L-1011-50 and 100 Aircraft
The Company's two Lockheed L-1011-50 and 100 aircraft are wide-body aircraft. The L-1011-50 has a range of 2,971 nautical miles and the L-1011-100 has a range of 3,425 nautical miles. These aircraft have a low ownership cost relative to other wide-body aircraft types. The fleet has an average age of approximately 26 years.

Lockheed L-1011-500 Aircraft
The Company's four Lockheed L-1011-500 aircraft are wide-body aircraft and have a range of 5,577 nautical miles. These aircraft have a low ownership cost relative to other wide-body aircraft types. The fleet has an average age of approximately 22 years.

Boeing 737-800 Aircraft
The Company's 32 Boeing 737-800 aircraft are narrow-body aircraft and have a range of 2,500 nautical miles. These aircraft have higher ownership costs than the Company's Lockheed L-1011 fleet but lower operational costs resulting from reduced fuel consumption and lower maintenance and cockpit crew costs, and improved operating reliability. The fleet has an average age of approximately 2 years, and the leases on these aircraft have terms that expire between May 2017 and December 2024.

Boeing 757-200 Aircraft
The Company's 15 Boeing 757-200 aircraft are narrow-body aircraft, all of which have a range of 3,679 nautical miles. These aircraft also have higher ownership costs than the Company's Lockheed L-1011 aircraft, but lower operational costs. In addition, the Company's Boeing 757-200s have the capacity to operate on extended flights over water. The fleet has an average age of approximately 5 years, and the leases on these aircraft have terms that expire between April 2008 and May 2022.

Boeing 757-300 Aircraft
The Company's 12 Boeing 757-300 aircraft are narrow-body aircraft and have a range of 2,700 nautical miles. These aircraft also have higher ownership costs than the Company's Lockheed L-1011 aircraft but lower operational costs. The Company's Boeing 757-300s have the capability to operate on extended flights over water. The fleet has an average age of approximately 2 years, and the leases on these aircraft have terms that expire on various dates between August 2023 and September 2024.

SAAB 340B Aircraft
The Company's 17 SAAB 340B aircraft are commuter aircraft with twin turboprop engines. These 34-seat aircraft have an average age of approximately 12.5 years and the leases on 15 of these aircraft have lease terms that expire between September 2009 and March 2012.

Ground Properties

The Company leases three adjacent office buildings in Indianapolis consisting of approximately 136,000 square feet, under leases that expire in 2007. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices and for the Indianapolis reservations center.

The Company's Maintenance and Operations Center is also located at Indianapolis International Airport. This 150,000-square-foot facility was designed to meet the base maintenance needs of the Company's operations, as well as to provide support services for other maintenance locations. In addition, the Company utilizes a 120,000-square-foot office building immediately adjacent to the Company's Indianapolis Maintenance and Engineering Center which is occupied by its Maintenance and Engineering office staff along with the Company's flight operations center.

The Company leases Hangar No. 2 at Chicago's Midway Airport for an initial lease term expiring in 2005, subject to two five-year renewal options. This property is used to perform line maintenance on the Company's narrow-body fleets. The
Company also leases an 18,700-square-foot reservation facility located near Chicago's O'Hare Airport.

The Company routinely leases various properties at airports for use by passenger service, flight operations and maintenance staffs.

Item 3.    Legal Proceedings

Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are routine and incidental to the Company's business. The majority of these lawsuits are covered by insurance. The Company's management does not expect that the outcome of its current legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows. To the knowledge of management, there are also no material proceedings under federal or state environmental laws, nor are there any environmental proceedings brought by a governmental authority involving potential monetary sanctions in excess of $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The  Company's  common stock is quoted on the NASDAQ  National  Market under the
symbol   "ATAH."  The  Company   had  281  and  280   registered   shareholders,
respectively, at December 31, 2003 and 2002.



                                   Market Prices of Common Stock
                                   Year Ended December 31, 2003
                                       (Amounts in dollars)


                   First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                   -------------       --------------        -------------       --------------
High                    5.98                7.79                 10.95                10.45

Low                     3.42                3.45                  6.07                 6.37

Close                   3.75                7.36                  7.00                 9.65


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

The issuance and sale of the Series A and Series B Preferred was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, which applies to private offerings of securities. The proceeds of the issuances of the Series A and Series B Preferred were used to finance aircraft pre-delivery deposits on Boeing 757-300 and Boeing 737-800 aircraft ordered by the Company and for other corporate purposes. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11 - Redeemable Preferred Stock."

Item 6. Selected  Consolidated  Financial  Data -(Unaudited)

The unaudited selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.




                                                 ATA HOLDINGS CORP.
                                                 Five-Year Summary
                                              Year Ended December 31,


(Dollars in thousands, except per share data)               2003          2002          2001          2000          1999
------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
 Operating revenues                                     $ 1,518,533   $ 1,277,370   $ 1,275,484   $ 1,291,553   $ 1,122,366
 Operating expenses (1)                                   1,440,992     1,437,407     1,367,354     1,288,983     1,032,339
 Operating income (loss) (1)                                 77,541      (160,037)      (91,870)        2,570        90,027
 Income (loss) before taxes                                  21,745      (194,214)     (116,067)      (19,931)       77,797
 Net income (loss) available to common shareholders(2)       15,792      (174,984)      (81,885)      (15,699)       47,342
 Net income (loss) per share - basic                           1.34        (14.94)        (7.14)        (1.31)         3.86
 Net income (loss) per share - diluted                         1.27        (14.94)        (7.14)        (1.31)         3.51

Balance Sheet Data (at end of period):
 Property and equipment, net                            $   253,482   $   265,627   $   314,943   $   522,119   $   511,832
 Total assets                                               869,987       848,136     1,002,962     1,032,430       815,281
 Total debt                                                 494,696       509,428       497,592       457,949       347,871
 Redeemable preferred stock                                  56,330        52,110        50,000        50,000          -
 Convertible redeemable preferred stock                      32,907        30,375        30,000        30,000          -
 Shareholders' equity (deficit)                            (104,007)     (120,009)       44,132       124,654       151,376

Selected Consolidated Operating Statistics:
 Revenue passengers carried (thousands)                    11,226.9      10,046.7       8,635.2       8,006.1       7,044.6
 Revenue passenger miles (millions)                        14,358.7      12,384.2      11,675.7      11,816.8      10,949.0
 Available seat miles (millions)                           21,125.9      17,600.0      16,187.7      16,390.1      15,082.6
 Passenger load factor                                         68.0%         70.4%         72.1%         72.1%         72.6%



(1) Operating results for the years ended December 31, 2003, 2002 and 2001 include the following items:



                                                                2003          2002           2001
                                                                ---------------------------------

Aircraft impairments and retirements                         $ (5,288)    $ (66,787)     $ (118,868)

U.S. Government grants                                         37,156       (16,221)         66,318

Goodwill impairments                                                -        (6,893)              -

Special charges                                                     -             -         (21,525)
                                                             --------     ---------      ----------
Total - income (loss)                                        $ 31,868     $ (89,901)     $  (74,075)
                                                             ========     =========      ==========



For more information on special charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2002, Versus Year Ended December 31, 2001 - Special Charges."

(2) Preferred stock dividends of $4.6 million, $5.7 million, and $5.6 million were recorded in 2003, 2002 and 2001, respectively. No common stock dividends were paid in any period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 31 years and is the tenth largest U.S. airline in terms of 2003 capacity and traffic.

In the year ended December 31, 2003, the Company recorded operating income of $77.5 million, as compared to an operating loss of $160.0 million in the same period of 2002. In the year ended December 31, 2003, the Company had a net income available to common shareholders of $15.8 million, as compared to a net loss available to common shareholders of $175.0 million in 2002. The net income recorded in 2003 includes $37.2 million received under the Supplemental Act, which was recorded as a reduction in operating expenses.

Consolidated revenue per available seat mile ("RASM") decreased to 7.19 cents in the year ended December 31, 2003, as compared to 7.26 cents in 2002. The decrease in 2003 was mainly due to a weak scheduled service pricing environment in the first six months of 2003, which was impacted by the war in the Middle East. In addition, the Company's scheduled service unit revenues were adversely affected by the Company's capacity growth of 20% between the year ended December 31, 2002 and 2003, due to the addition of new Boeing 737-800 and Boeing 757-300 aircraft to the Company's fleet. The Company was able to utilize some of the increased capacity in its military charter service in order to meet the increased flying requirements due to the Civil Reserve Air Fleet ("CRAF") activation between February and June 2003, which supported Operation Iraqi Freedom. In 2003, the Company's military charter revenue increased 66.9%, as compared to 2002. The CRAF program ended on June 18, 2003, and the Company recorded 19.2% less military revenue for the second half of 2003, as compared to the first half of 2003.

The Company's unit costs remained among the lowest of major airlines in 2003. Consolidated cost per available seat mile ("CASM") decreased to 6.82 cents in the year ended December 31, 2003, as compared to 8.17 cents in 2002. The 2003 CASM amount reflects the benefit from the receipt of $37.2 million, or 0.18 cents per available seat mile ("ASM"), in the year ended December 31, 2003, in U.S. Government funds from the Supplemental Act; and a charge of $5.3 million, or 0.03 cents per ASM, for aircraft impairments and retirements. The 2002 CASM amount reflects a charge of $16.2 million, or 0.09 cents per ASM, in connection with the expected reduction of U.S. Government compensation under the Act, and a charge of $66.8 million, or 0.38 cents per ASM, for aircraft impairments and retirements. The remaining CASM declines in 2003 were mainly due to the Company's continuing efforts to further reduce operating expenses; the benefits from increased aircraft, facility and employee utilization; and the cost savings realized from the addition of its new fleets comprised of Boeing 737-800 and Boeing 757-300 aircraft. These CASM improvements were achieved despite a 15.9% increase in the average cost per gallon of jet fuel consumed in 2003, as compared to 2002. These fuel price increases cost the Company an incremental $37.7 million in 2003, net of a $7.4 million increase in fuel escalation revenues. Fuel escalation revenue is recorded when tour operators or the U.S. Government reimburse the Company for certain fuel cost increases as part of commercial charter, bulk scheduled service or military/government contracts.

Critical Accounting Policies
"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies used in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Revenue Recognition. Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. Tickets that are sold but not flown on the scheduled travel date can be exchanged and reused for another flight, up to a year from the date of sale, or can be refunded if the ticket is sold under a refundable tariff. A small percentage of tickets (or partially used tickets) expire unused. The majority of the Company's tickets sold are nonrefundable in cash, which is the primary source of forfeited tickets. The Company records estimates of earned revenue in the period tickets are originally sold, for a percentage of those sales which are expected to expire unused over the period of ticket validity. These estimates are based upon historical experience over many years, with particular emphasis given to expiration experience in more recent years. The Company has consistently applied this accounting method to estimate revenue from future unused and expired tickets.

Revenue accruals for expired and unused tickets are routinely compared to actual expired and unused ticket experience to validate the accuracy of the Company's estimates with respect to forfeited tickets. Accrual adjustments resulting from these comparisons have not been material to the Company's consolidated revenue. If, however, customer behavior changes from historical patterns in the manner in which tickets are purchased and used, it is possible that the Company's revenue accruals for unused and expired tickets may require material future adjustments in order to account for those changes in customer behavior.

Impairments of Long-Lived Assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded FAS 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company continues to account for aircraft and related assets that were impaired prior to January 1, 2002, and classified as held for sale, including the investment in BATA Leasing, LLC ("BATA") under the provisions of FAS 121, which is required by FAS 144. Both FAS 144 and FAS 121 require that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the undiscounted estimated future cash flows from the expected use of those assets must be compared to their net book value to determine if impairment is indicated. FAS 144 and FAS 121 require that assets deemed impaired be written down to their estimated fair value through a charge to earnings. FAS 144 and FAS 121 state that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information.

The Company had been performing impairment reviews in accordance with FAS 121 on the Lockheed L-1011-50 and 100 and the Boeing 727-200 fleets since the end of 2000, and both fleets initially became impaired under FAS 121 subsequent to the terrorist attacks of September 11, 2001. The Company primarily used discounted cash flow analysis to estimate the fair value of the Lockheed L-1011-50 and 100 fleet and used discounted cash flows and quoted market prices to estimate the fair value of the Boeing 727-200 fleet.

Beginning in 2002, the Company has performed impairment analyses on the Lockheed L-1011-500 fleet and related assets in accordance with FAS 144, and has determined that this fleet is not impaired. The application of FAS 144 and FAS 121 requires the exercise of significant judgment and the preparation of numerous significant estimates. Although the Company believes that its estimates with regard to future cash flows are reasonable and based upon all available information, they require substantial judgments and are based upon material assumptions about future events. Such estimates are significant in determining the amount of the impairment charge to be recorded, if any, which could have been materially different under different sets of assumptions and estimates.

Goodwill Accounting. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, under which goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. A FAS 142 impairment review involves a two-step process. Step one compares the fair value of a reporting unit (determined through market quotes or the present value of estimated future cash flows) with its carrying amount (assets less liabilities, including goodwill.) If the estimated fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is then performed, which compares the implied fair value of the reporting unit's goodwill (determined in accordance with purchase accounting) with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount of the goodwill becomes the new accounting basis for future impairment tests.

FAS 142 requires companies to perform annual goodwill impairment reviews. The annual impairment tests are required to be completed in the same fiscal quarter each year. The Company performed its annual tests in the fourth quarter of both 2002 and 2003. The Company's goodwill relates to ATA Leisure Corp. ("ATALC"), Chicago Express and ATA Cargo, all of which are subsidiaries that were acquired in 1999. The Company identified two FAS 142 reporting units for ATALC. The ATALC brands whose management was outsourced to Mark Travel Corporation ("MTC") in July 2003 were one reporting unit. The other reporting unit related to the Key Tours brands ("KTI") that sold Canadian rail packages and ground packages in Las Vegas. In the 2002 goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the MTC reporting unit was not impaired. However, the estimated fair value of the KTI reporting unit was lower than the carrying amount and an impairment loss of $6.9 million, on the total goodwill balance for KTI, was recorded in the fourth quarter of 2002. As of December 31, 2003, the Company no longer markets any of the KTI brands. In the 2003 goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the MTC reporting unit was not impaired.

All of the Company's fair value estimates involved highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration and perceived risk as reflected in selected discount rates. In some cases, cash flows were estimated without the benefit of historical data, although historical data was used where available. Although the Company believes its estimates and judgments to be reasonable, different assumptions and judgments might have resulted in additional impairment charges.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile.


                                                                        Cents per ASM
                                                                   Year Ended December 31,
                                                                   -----------------------
                                                          2003              2002              2001
                                                          ----              ----              ----
Consolidated operating revenues                           7.19              7.26              7.88

Consolidated operating expenses:
    Salaries, wages and benefits                          1.89              2.02              2.01
    Fuel and oil                                          1.31              1.17              1.55
    Aircraft rentals                                      1.07              1.08              0.61
    Handling, landing and navigation fees                 0.54              0.63              0.55
    Crew and other employee travel                        0.30              0.31              0.37
    Depreciation and amortization                         0.27              0.44              0.75
    Other selling expenses                                0.24              0.25              0.26
    Aircraft maintenance, materials and repairs           0.22              0.30              0.38
    Passenger service                                     0.19              0.22              0.27
    Advertising                                           0.18              0.23              0.16
    Insurance                                             0.14              0.19              0.07
    Facilities and other rentals                          0.11              0.13              0.13
    Commissions                                           0.11              0.13              0.21
    Ground package cost                                   0.06              0.16              0.26
    Special charges                                         -                 -               0.13
    Aircraft impairments and retirements                  0.03              0.38              0.73
    Goodwill impairment                                     -               0.04                -
    U.S. Government grant                                (0.18)             0.09             (0.41)
    Other                                                 0.34              0.40              0.42
                                                          ----             -----             -----
Total consolidated operating expenses                     6.82              8.17              8.45
                                                          ----             -----             -----
Consolidated operating income (loss)                      0.37             (0.91)            (0.57)
                                                          ====             =====             =====

ASMs (in thousands)                                    21,125,905        17,599,968        16,187,687



Year Ended December 31, 2003, Versus Year Ended December 31, 2002

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 727-200, Boeing 737-800, Boeing 757-200 and Boeing 757-300
aircraft in all of the Company's business units. Data shown for "SAAB" operations include the operations of SAAB 340B propeller aircraft by Chicago Express as the ATA Connection. Data for subservice operations is not included.



                                                      Twelve Months Ended December 31,
                                                      --------------------------------
                                             2003           2002         Inc (Dec)       % Inc (Dec)
                                             ----           ----         ---------       -----------
Departures Jet                              79,790         66,903         12,887            19.26
Departures SAAB                             52,071         42,105          9,966            23.67
                                        ----------     ----------      ---------           ------
    Total Departures                       131,861        109,008         22,853            20.96
                                        ----------     ----------      ---------           ------
Block Hours Jet                            246,951        199,290         47,661            23.92
Block Hours SAAB                            51,256         40,008         11,248            28.11
                                        ----------     ----------      ---------           ------
    Total Block Hours                      298,207        239,298         58,909            24.62
                                        ----------     ----------      ---------           ------
RPMs Jet (000s)                         14,166,987     12,231,661      1,935,326            15.82
RPMs SAAB (000s)                           191,712        152,576         39,136            25.65
                                        ----------     ----------      ---------           ------
    Total RPMs (000s) (a)               14,358,699     12,384,237      1,974,462            15.94
                                        ----------     ----------      ---------           ------
ASMs Jet (000s)                         20,815,681     17,362,835      3,452,846            19.89
ASMs SAAB (000s)                           310,224        237,133         73,091            30.82
                                        ----------     ----------      ---------           ------
    Total ASMs (000s) (b)               21,125,905     17,599,968      3,525,937            20.03
                                        ----------     ----------      ---------           ------
Load Factor Jet                              68.06          70.45          (2.39)           (3.39)
Load Factor SAAB                             61.80          64.34          (2.54)           (3.95)
                                        ----------     ----------      ---------           ------
    Total Load Factor (c)                    67.97          70.37          (2.40)           (3.41)
                                        ----------     ----------      ---------           ------
Passengers Enplaned Jet                 10,138,487      9,139,770        998,717            10.93
Passengers Enplaned SAAB                 1,088,388        906,909        181,479            20.01
                                        ----------     ----------      ---------           ------
     Total Passengers Enplaned (d)      11,226,875     10,046,679      1,180,196            11.75
                                        ----------     ----------      ---------           ------

Revenue $ (000s)                         1,518,533      1,277,370        241,163            18.88
RASM in cents (e)                             7.19           7.26          (0.07)           (0.96)
CASM in cents (f)                             6.82           8.17          (1.35)          (16.52)
Yield in cents (g)                           10.58          10.31           0.27             2.62

Average Aircraft in Service
  Lockheed  L-1011                            7.63          10.54          (2.91)          (27.61)
  Boeing 737-800                             30.68          22.37           8.31            37.15
  Boeing 757-200                             15.17          15.96          (0.79)           (4.95)
  Boeing 757-300                             10.94           7.96           2.98            37.44
  SAAB 340B                                  16.10          13.33           2.77            20.78

Average Block Hours Flown per day
  Lockheed  L-1011                            7.73           5.86           1.87            31.91
  Boeing 737-800                             10.60           9.84           0.76             7.72
  Boeing 757-200                             11.55          10.73           0.82             7.62
  Boeing 757-300                             10.98           9.82           1.16            11.81
  SAAB 340B                                   8.72           8.22           0.50             6.08



See footnotes (a) through (g) on page 20.

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

Operating Revenues

Total operating revenues in 2003 increased 19.0% to $1.519 billion, as compared to $1.277 billion in 2002. This increase was due to a $198.8 million increase in scheduled service revenue, a $119.0 million increase in military/government charter revenues and a $6.4 million increase in other revenues, partially offset by a $62.0 million decrease in commercial charter revenues and a $21.0 million decrease in ground package revenues.

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, military/government charter and commercial charter operations of the Company.



                                                           Twelve Months Ended December 31,
                                                           --------------------------------
                                                2003             2002         Inc (Dec)       % Inc (Dec)
                                                ---------------------------------------------------------
Scheduled Service
     Departures                              122,628           98,877          23,751            24.02
     Block Hours                             258,021          201,077          56,944            28.32
     RPMs (000s)   (a)                    12,079,272        9,911,884       2,167,388            21.87
     ASMs  (000s)   (b)                   16,735,500       13,608,326       3,127,174            22.98
     Load Factor  (c)                          72.18            72.84           (0.66)           (0.91)
     Passengers Enplaned (d)              10,464,348        8,859,044       1,605,304            18.12
     Revenue $ (000s)                      1,085,420          886,579         198,841            22.43
     RASM in cents  (e)                         6.49             6.51           (0.02)           (0.31)
     Yield in cents  (g)                        8.99             8.94            0.05             0.56
     Revenue per segment $  (h)               103.73           100.08            3.65             3.65

Military/Government Charter
     Departures                                5,721            3,650           2,071            56.74
     Block Hours                              27,689           15,975          11,714            73.33
     ASMs  (000s)   (b)                    3,426,275        2,103,874       1,322,401            62.86
     Revenue $ (000s)                        296,893          177,901         118,992            66.89
     RASM in cents  (e)                         8.67             8.46            0.21             2.48
     RASM excluding fuel escalation  (j)        8.56             8.48            0.08             0.94

Commercial Charter
     Departures                                3,473            6,459          (2,986)          (46.23)
     Block Hours                              12,368           22,159          (9,791)          (44.19)
     ASMs  (000s)   (b)                      949,375        1,875,885        (926,510)          (49.39)
     Revenue $ (000s)                         69,314          131,341         (62,027)          (47.23)
     RASM in cents  (e)                         7.30             7.00            0.30             4.29
     RASM excluding fuel escalation  (i)        6.97             6.89            0.08             1.16

Percentage of Consolidated Revenues:
     Scheduled Service                         71.5%            69.4%            2.1%             3.03
     Military Charter                          19.6%            13.9%            5.7%            41.01
     Commercial Charter                         4.6%            10.3%           (5.7%)          (55.34)



See footnotes (a) through (g) on page 20.

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

Scheduled Service Revenues. Scheduled service revenues in 2003 increased 22.4% to $1.085 billion from $886.6 million in 2002. This increase was due primarily to increases in scheduled service capacity and a small increase in revenue per segment flown.

Approximately 67.1% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in 2003, as compared to 71.2% in 2002. The Hawaiian market generated approximately 12.9% of total scheduled service capacity in 2003, as compared to 13.7% in 2002. Another 13.3% of total scheduled service capacity was generated in the Indianapolis market in 2003, as compared to 10.5% in 2002.

Although the scheduled service RASM for the entire year 2003 was down only slightly as compared to 2002, the Company noted significant fluctuations in unit revenue performance during the course of 2003. Unit revenues in the first quarter of 2003 were down almost 8%, as compared to the first quarter of 2002. The Company believes that the first quarter 2003 traffic was significantly affected by the elevated risk of terrorist attack noted before the beginning of Operation Iraqi Freedom in February 2003, and by the war itself, which began in March 2003. Unit revenues in the second quarter of 2003 were down slightly more than 2%, as compared to the second quarter of 2002, which the Company believes was affected by the speedy end of the Iraqi invasion and by seasonal spring travel demand. In the third quarter of 2003, unit revenues were almost 7% higher than in the third quarter of 2002, which the Company believes reflected a very strong summer travel season rebound from the first half of 2003. However, in the fourth quarter of 2003 unit revenues were only slightly higher than in the fourth quarter of 2002, and the Company noted in particular a decline in year-over-year RASM performance in November and December of 2003.

This late-2003 scheduled service RASM decline continued into the first quarter of 2004, with a significant year-over-year decline in unit revenue in January 2004. Although some improvement in RASM was experienced in February and March as compared to January, the Company expects to report a year-over-year decline in overall scheduled service unit revenue performance in the first quarter of 2004, as compared to the first quarter of 2003. The scheduled service revenue environment is expected to continue to be very volatile and uncertain for the remainder of 2004, and the Company expects it will be challenged by competitive price and capacity actions in all of the Company's scheduled service markets for the remainder of the year.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in mid-2004, the Company expects to occupy at least 14 jet gates and one commuter aircraft gate at the new airport concourses, as compared to ten jet gates and one commuter gate as of December 31, 2003. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a commuter feeder of passengers to ATA's jet system.

Military/Government Charter Revenues. Military/government charter revenue increased 66.9% to $296.9 million in 2003 from $177.9 million in 2002. The increase in military/government charter revenues in 2003 was mainly due to the activation of CRAF in February 2003, which required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom. The CRAF program allowed the Company to increase its Lockheed L-1011 aircraft utilization (number of productive hours of flying per aircraft per day) to an average of 7.7 daily hours in 2003, as compared to 5.9 daily hours in 2002. The increased utilization allowed the Company to operate its military/government charter service more efficiently between periods. Although the CRAF program ended on June 18, 2003, the Company still experienced a high volume of military flying, recording only 19.2% less revenue for the second half of 2003, as compared to the first half 2003.

Commercial Charter Revenues. Commercial charter revenues decreased 47.2% to $69.3 million in 2003 from $131.3 million in 2002. The majority of the decline in commercial charter revenues continues to reflect the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft in prior years that the Company had traditionally used in commercial charter flying. Since aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business because of their higher fixed-ownership cost. In addition, decreases in general airline fare levels throughout the United States since 2000 have reduced the opportunity to operate commercial charter flights profitably. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to be retired.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair and ATALC subsidiaries. Ambassadair offers tour-guide-accompanied vacation packages to its approximately 32,000 individual and family members.

In 2003, ground package revenues decreased 58.9% to $14.7 million, from $35.7 million in 2002. This decline was due primarily to the Company's July 1, 2002, outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to MTC. Under that outsourcing agreement, MTC directly sells ground arrangements to customers who also purchase charter or scheduled service air transportation from the Company. Therefore, ground package sales (and related ground package costs) are no longer recorded by the Company for ATA Vacations and Travel Charter International.

The net fee earned by the Company on these sales through the MTC outsourcing agreement has been recorded in other revenues since the third quarter of 2002.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 13.7% to $52.2 million in 2003 from $45.9 million in 2002 primarily due to increases in cargo revenue.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense increased 12.5% to $399.6 million in 2003 from $355.2 million in 2002.

The increases in salaries, wages and benefits between years primarily reflects the impact of the Company's amended collective bargaining agreement (which was ratified in July 2002) with the Company's cockpit crewmembers, who are represented by ALPA. Initial cockpit crewmember contract salary rate increases became effective July 1, 2002, and cockpit crewmembers received an additional salary rate increase in July 2003 per this contract. Additionally, the amended contract provides for expanded defined-contribution benefits for cockpit crewmembers effective January 1, 2003, which resulted in additional salaries, wages and benefits expense between periods. The Company expects future salaries, wages and benefits costs to be significantly increased by the amended cockpit crewmember contract. The amended contract is expected to increase cockpit crewmembers' average salaries by approximately 80% over the four-year contract period, of which 40% was realized between July 2002 and the end of 2003. The next scheduled rate increase for cockpit crewmembers is July 1, 2004. In addition, the Company incurred higher salary costs as a result of employing additional crewmembers and other operations employees to handle its increased capacity in 2003 as compared to 2002. The Company also incurred increasing costs in 2003 for employee medical and workers' compensation benefits.

Fuel and Oil. Fuel and oil expense increased 33.6% to $276.1 million in 2003, as compared to $206.6 million in 2002. During 2003, the average cost per gallon of jet fuel consumed increased by 15.9% compared to 2002, resulting in an increase in fuel and oil expense of approximately $37.7 million between those periods. Although jet block hours increased 23.9% in 2003, as compared to 2002, the Company only consumed 17.5% more gallons of fuel due to the continuing impact of the Company replacing its aging, less-fuel-efficient Boeing 727-200 and Lockheed L-1011 aircraft with new Boeing 737-800 and Boeing 757-300 aircraft. The increase in gallons consumed resulted in an increase in fuel and oil expense of approximately $34.9 million in 2003, as compared to 2002.

The Company periodically has entered into fuel price hedge contracts to reduce the risk of fuel rice increases. Although the Company did not have any hedge contracts in place in 2003, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts. The benefit of these price guarantees is accounted for as revenue when realized. The Company has continued to experience increases in the cost per gallon of jet fuel in the first quarter of 2004, which will adversely affect reported earnings for that period, and any future increases in the cost of fuel may continue to adversely affect the Company's earnings. See "Item 7a. - Quantitative and Qualitative Disclosures About Market Risk" for more information.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit is derived from use of the aircraft. The amount of the cash payments in excess of the aircraft rent expense in these early years has resulted in a significant prepaid aircraft rent amount on the Company's balance sheet. Aircraft rentals expense in 2003 increased 19.2% to $226.6 million from $190.1 million in 2002. These increases were mainly attributable to the delivery of seven leased Boeing 737-800s, three leased Boeing 757-300s and one leased 757-200 aircraft between late 2002 and December 2003.

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

Handling, landing and navigation fees increased by 3.0% to $113.8 million in 2003, as compared to $110.5 million in 2002. This increase was due to a 21.0% increase in system-wide jet departures, as compared to 2002, which resulted in an increase in handling and landing fees of $17.4 million. The Company also incurred $5.0 million more in navigation fees in 2003, as compared to 2002, due to the increase in international military/government flying between periods. The increase was offset by a decrease in the cost of handling per departure due to the negotiation of more favorable terms in new contracts, resulting in $15.7 million less expense in 2003, as compared to 2002. The Company also operated relatively fewer flights to higher-cost international destinations in 2003 than in the prior year. This expense was also favorably affected by the temporary suspension of the payment of the aviation security infrastructure fee by the Company from June 1, 2003, to September 30, 2003, pursuant to the Supplemental Act, which resulted in savings of $1.4 million in 2003.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 17.0% to $64.1 million in 2003, as compared to $54.8 million in 2002, primarily due to the increase in military/government flying. Since military flights often operate to and from points remote from the Company's crew bases, the Company incurs significant travel expenses on other airlines for positioning of those crews.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 26.1% to $56.7 million in 2003, as compared to $76.7 million in 2002.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four of these aircraft from revenue service in 2002 and four more from revenue service in 2003. In addition, the Company recorded a reduction in the carrying value of the L-1011-50 and 100 aircraft and related assets in the fourth quarter of 2002, in accordance with FAS 144. Due to the reduced-cost basis of the remaining assets and the retirements in 2002 and 2003, the Company recorded $13.8 million less in depreciation and amortization in 2003, as compared to 2002. The decrease in depreciation and amortization is also due to fluctuations associated with other fleet owned airframes and owned engines, along with fluctuations in expenses related to other property and equipment, none of which are individually significant.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems, credit card discount expenses incurred when selling to customers using credit cards for payment and toll-free telephone services provided to single-seat and vacation package customers who contact the Company directly to book reservations. Other selling expenses increased 14.4% to $50.2 million in 2003, as compared to $43.9 million in 2002. The Company experienced increases in all areas of other selling expenses due to the increase in scheduled service passengers enplaned in 2003 as compared to 2002.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 12.6% to $45.7 million in 2003, as compared to $52.3 million in 2002.

In 2004, the Company expects to incur significantly higher costs under its hourly engine maintenance agreements. These agreements generally provide for the escalation of hourly rates as the related power plants age, which reflects higher costs to maintain them. The Company currently expects to incur approximately $30 million in such higher costs in 2004, as compared to 2003.

The decrease was mainly attributable to the retirement by mid-2002 of the Company's entire Boeing 727-200 fleet and the retirement of certain Lockheed L-1011 aircraft, all of which were replaced with new Boeing 737-800 and 757-300 aircraft.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 2003 and 2002, catering represented 82.4% and 82.1%, respectively, of total passenger service expense.

The total cost of passenger service increased 7.0% to $41.0 million in 2003, as compared to $38.3 million in 2002. The increase was mainly attributable to an increase in military/government flying which requires a significantly more expensive catering product than scheduled service.

Advertising. Advertising expense decreased 5.3% to $37.9 million in 2003, as compared to $40.0 million in 2002. The Company incurs advertising costs primarily to support single-seat scheduled service sales. The relative decrease in 2003 is primarily attributable to more sales promotions in 2002 to regain customers after the September 11, 2001, terrorist attacks. In addition, the Company placed its creative advertising contract with a new agency in 2003 on more economical terms than the prior contract.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 11.2% to $30.2 million in 2003, as compared to $34.0 million in 2002. The decrease is mainly attributable to the U.S. Government providing increased war-risk coverage in 2003. This coverage was provided at higher rates by the commercial insurance markets in 2002. The Company also completed the placement of its hull and liability insurance for the new policy year beginning October 1, 2003, at rates which will be approximately 20% lower as compared to the policy year ended September 30, 2003.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 7.1% to $24.2 million in 2003, as compared to $22.6 million in 2002. The growth in facilities costs is due to added airport locations in 2003 to support new scheduled service destinations and expanded services at existing locations.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service and to secure military/government charter revenues using a teaming arrangement with other cargo and passenger carriers. Commissions expense decreased 3.9% to $22.4 million in 2003, as compared to $23.3 million in 2002.

Scheduled service commissions decreased $5.8 million between years mainly due to the elimination of standard travel agency commissions for sales made after March 21, 2002 and the continued increase of ticket purchases made on the Company's own website at the expense of travel agent sales. The Company continues to pay special travel agency commissions targeted to specific markets and periods of the year. In addition, the Company experienced a decrease in commission expense for ATALC of approximately $3.4 million in 2003, as compared to 2002, which is consistent with the decrease in related revenue. These decreases were partially offset by an increase in commission expense of $7.9 million in 2003, as compared to 2002, attributable to growth in military revenue.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair. Ground package cost decreased 56.6% to $12.1 million in 2003, as compared to $27.9 million in 2002, approximately proportional to the decrease in ground package revenues. See "Ground Package Revenues" above for an explanation of the decline in both ground package sales and related costs for the period.

Aircraft Impairments and Retirements. Following the events of September 11, 2001, the airline industry began experiencing excess capacity as consumer demand for scheduled service declined. At the same time, the Company was taking delivery of a significant number of new Boeing 737-800 and 757-300 aircraft, which it planned to utilize in its scheduled service markets. To adjust its capacity to new market demands, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Before September 11, 2001, the Company had a plan in place to gradually retire these aircraft between mid-2001 and mid-2002. As the Company retired the Boeing 727-200 aircraft, it contributed them to BATA to re-market these aircraft to third parties. The Company accelerated this plan by retiring certain individual aircraft earlier than planned and the Company retired all of these aircraft from service by May 31, 2002. In accordance with FAS 121, the Company recorded an impairment charge of $44.5 million in 2001. In accordance with FAS 121, the Company continues to monitor current fair market values of previously impaired assets. In 2003, the Company recorded an additional asset impairment charge of $5.3 million against its remaining net book value of Boeing 727-200 aircraft, recorded as an investment in the BATA joint venture, as compared to $35.9 million recorded in 2002. The current estimate of this fleet's fair market value is based on quoted market prices and estimated salvage values. The carrying amount of one Boeing 727-200 that was not contributed to BATA, with related assets, is classified as long-term assets held for sale in the accompanying balance sheet in accordance with FAS 121.

Also in 2001, for reasons similar to those described above, the Company retired certain Lockheed L-1011-50 and 100 aircraft, and determined that the remaining Lockheed L-1011-50 and 100 fleet and related rotable parts and inventory were impaired under FAS 121. The Company recorded an impairment charge of $67.8 million relating to this fleet in 2001. In 2002, the Company retired three owned L-1011-50 aircraft by removing them from revenue service, which resulted in a charge of $9.0 million, and recorded an additional asset impairment charge of $7.6 million against its remaining net book value of Lockheed L-1011-50 and 100 aircraft and related parts. No such charges were recorded in 2003. In accordance with FAS 144, the Company continues to monitor the fair market values of these assets.

The Company estimates this fleet's fair market value using discounted cash flow analysis. The carrying amount of these assets is classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheets, since the Company is still flying certain of these aircraft. The assets are being depreciated in conjunction with the planned fleet retirement schedule.

In 2002, the Company recorded a charge of $14.2 million related to the retirement of one owned L-1011-500 aircraft. As a result, the Company began evaluating that fleet and related parts and inventory for impairment under FAS
144.  Through  2003,  the  Company's   analysis  continues  to  show  the  fleet
unimpaired.

The  following   tables  summarize  the  Company's   aircraft   impairments  and
retirements expense in 2003 and 2002:


                                                          2003        2002
                                                          ----------------

Boeing 727-200 impairment charge                       $  5,288     $ 35,871

Lockheed L-1011-50 and 100 impairment charge                  -        7,638

Lockheed L-1011-50 retirement                                 -        9,029

Lockheed L-1011-500 retirement                                -       14,249
                                                       --------     --------
Aircraft impairments and retirements                   $  5,288     $ 66,787
                                                       ========     ========



Goodwill Impairment. The Company began annual goodwill impairment reviews under FAS 142 in 2002. In accordance with FAS 142, the Company determined that no goodwill impairment had occurred in 2003.

U.S Government Grants. On April 16, 2003, President Bush signed into law the Supplemental Act, which made available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. Pursuant to this legislation, the Company received $37.2 million in cash in May 2003, which was recorded as a credit to operating expenses.

After the terrorist attacks of September 11, 2001, the Air Transportation Safety and System Stabilization Act ("Act") was passed, which provided for, among other things, up to $5.0 billion in compensation to U.S. carriers for direct and incremental losses resulting from the September 11, 2001, terrorist attacks. The Company had recorded $66.3 million in U.S. Government grant compensation as of December 31, 2001, based on guidance available from the DOT at the time of identifying those expenses it deemed reimbursable. As of December 31, 2001, the Company had received $44.5 million in cash under the Act and had a receivable of $21.8 million for the remaining amount. Throughout 2002, the Company discussed the reimbursement with the DOT, and, as a result of those discussions, the Company recorded a reserve of approximately $15.2 million against its receivable in the second quarter of 2002. The Company subsequently finalized its discussion with the DOT in the first quarter of 2003 and received the final cash compensation of $6.2 million under the Act.

The Company does not expect to receive any further material compensatory funds from the U.S. Government.

Interest  Income  and  Expense.  Interest  expense  in 2003  increased  to $56.3 million, as compared to $35.7 million in 2002. The Company recorded $12.1 million in interest expense in 2003 related to the secured term loan acquired in November 2002. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"), the Company reclassified its Series A Preferred as a liability on the Company's balance sheet beginning July 1, 2003, and the related dividends of $2.1 million recognized thereafter were recorded as interest expense.

Income Tax Expense. The Company recorded $1.3 million in income tax expense in 2003 applicable to $21.7 million in pre-tax income, while in 2002, the Company recorded income tax benefit of $25.0 million applicable to $194.2 million in pre-tax loss. The effective tax rates applicable to 2003 and 2002 were 6.0% and 12.8%, respectively.

As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset of $33.5 million.

The Company utilized a portion of its net operating loss carryovers to offset taxable income in 2003. As a result, in 2003 the Company paid $0.4 million alternative minimum tax and recorded this as a current tax expense, together with $0.9 million in state and local income taxes.

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





                                                       Twelve Months Ended December 31,
                                                       --------------------------------
                                           2002           2001          Inc (Dec)       % Inc (Dec)
                                           --------------------------------------------------------
Departures Jet                            66,903         56,962            9,941            17.45
Departures SAAB                           42,105         26,836           15,269            56.90
                                      ----------     ----------        ---------           ------
    Total Departures                     109,008         83,798           25,210            30.08
                                      ----------     ----------        ---------           ------
Block Hours Jet                          199,290        172,207           27,083            15.73
Block Hours SAAB                          40,008         24,836           15,172            61.09
                                      ----------     ----------        ---------           ------
    Total Block Hours                    239,298        197,043           42,255            21.44
                                      ----------     ----------        ---------           ------
RPMs Jet (000s)                       12,231,661     11,581,733          649,928             5.61
RPMs SAAB (000s)                         152,576         94,009           58,567            62.30
                                      ----------     ----------        ---------           ------
    Total RPMs (000s) (a)             12,384,237     11,675,742          708,495             6.07
                                      ----------     ----------        ---------           ------
ASMs Jet (000s)                       17,362,835     16,041,928        1,320,907             8.23
ASMs SAAB (000s)                         237,133        145,759           91,374            62.69
                                      ----------     ----------        ---------           ------
     Total ASMs (000s) (b)            17,599,968     16,187,687        1,412,281             8.72
                                      ----------     ----------        ---------           ------
Load Factor Jet                            70.45          72.20            (1.75)           (2.42)
Load Factor SAAB                           64.34          64.50            (0.16)           (0.25)
                                      ----------     ----------        ---------           ------
    Total Load Factor (c)                  70.37          72.13            (1.76)           (2.44)
                                      ----------     ----------        ---------           ------
Passengers Enplaned Jet                9,139,770      8,058,886        1,080,884            13.41
Passengers Enplaned SAAB                 906,909        576,339          330,570            57.36
                                      ----------     ----------        ---------           ------
    Total Passengers Enplaned (d)     10,046,679      8,635,225        1,411,454            16.35
                                      ----------     ----------        ---------           ------

Revenue $ (000s)                       1,277,370      1,275,484            1,886             0.15
RASM in cents (e)                           7.26           7.88            (0.62)           (7.87)
CASM in cents (f)                           8.17           8.45            (0.28)           (3.31)
Yield in cents (g)                         10.31          10.92            (0.61)           (5.59)

Average Aircraft in Service
  Lockheed  L-1011                         10.54          15.67            (5.13)          (32.74)
  Boeing 737-800                           22.37           5.78            16.59           287.02
  Boeing 757-200                           15.96          15.04             0.92             6.12
  Boeing 757-300                            7.96           3.08             4.88           158.44
  SAAB 340B                                13.33           8.33             5.00            60.02

Average Block Hours Flown per day
  Lockheed  L-1011                          5.86           6.65            (0.79)          (11.88)
  Boeing 737-800                            9.84           5.95             3.89            65.38
  Boeing 757-200                           10.73          11.28            (0.55)           (4.88)
  Boeing 757-300                            9.82           5.06             4.76            94.07
  SAAB 340B                                 8.22           8.17             0.05             0.61

See footnotes (a) through (g) on page 20.



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

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, commercial charter and military/government charter operations of the Company. Data for subservice operations is not included.



                                                          Twelve Months Ended December 31,
                                                          --------------------------------
                                               2002            2001         Inc (Dec)       % Inc (Dec)
                                               --------------------------------------------------------
Scheduled Service
     Departures                               98,877          72,787          26,090           35.84
     Block Hours                             201,077         156,331          44,746           28.62
     RPMs (000s)   (a)                     9,911,884       8,694,323       1,217,561           14.00
     ASMs  (000s)   (b)                   13,608,326      11,443,304       2,165,022           18.92
     Load Factor  (c)                          72.84           75.98           (3.14)          (4.13)
     Passengers Enplaned (d)               8,859,044       7,279,489       1,579,555           21.70
     Revenue $ (000s)                        886,579         820,666          65,913            8.03
     RASM in cents  (e)                         6.51            7.17           (0.66)          (9.21)
     Yield in cents  (g)                        8.94            9.44           (0.50)          (5.30)
     Revenue per segment $  (h)               100.08          112.74          (12.66)         (11.23)

Commercial Charter
     Departures                                6,459           7,293            (834)         (11.44)
     Block Hours                              22,159          24,495          (2,336)          (9.54)
     ASMs  (000s)   (b)                    1,875,885       2,588,780        (712,895)         (27.54)
     Revenue $ (000s)                        131,341         192,246         (60,905)         (31.68)
     RASM in cents  (e)                         7.00            7.43           (0.43)          (5.79)
     RASM excluding fuel escalation  (i)        6.89            7.13           (0.24)          (3.37)

Military/Government Charter
     Departures                                3,650           3,702             (52)          (1.40)
     Block Hours                              15,975          16,159            (184)          (1.14)
     ASMs  (000s)   (b)                    2,103,874       2,147,248         (43,374)          (2.02)
     Revenue $ (000s)                        177,901         167,524          10,377            6.19
     RASM in cents  (e)                         8.46            7.80            0.66            8.46
     RASM excluding fuel escalation  (j)        8.48            7.58            0.90           11.87

Percentage of Consolidated Revenues:
     Scheduled Service                         69.4%           64.3%            5.1%            7.93
     Commercial Charter                        10.3%           15.1%           (4.8%)         (31.79)
     Military Charter                          13.9%           13.1%            0.8%            6.11

See footnotes (a) through (j) on pages 20 - 21.

Scheduled Service Revenues. Scheduled service revenues increased 8.0% in 2002 to $886.6 million from $820.7 million in 2001. Scheduled service revenues comprised 69.4% of consolidated revenues in 2002, as compared to 64.3% in 2001. While total scheduled service revenues and ASMs increased, scheduled service RASM declined 9.2% from 7.17 cents in 2001 to 6.51 cents in 2002. The declining unit revenues experienced by the Company were a result of continuing overcapacity in the airline industry. Customer demand declined abruptly immediately after the terrorist attacks of September 11, 2001, and demand has also been lowered by a slowing pace of economic activity in the United States.

Scheduled service departures grew 35.8% in 2002, compared to the ASM growth of 18.9%. This reflects the growth of the Chicago Express SAAB 340B fleet from 11 aircraft as of December 31, 2001, to 17 aircraft as of December 31, 2002. The additional SAAB aircraft generated significantly more departures, but because the aircraft accommodates only 34 passengers and operates on short stage length flights, the increase in ASMs was not as great as departures.

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

The Company's growth in the Indianapolis market was primarily attributable to the addition of limited jet service between Indianapolis and Chicago-Midway in the second quarter of 2002, and the addition of nonstop service to New York LaGuardia and Phoenix beginning in the third quarter of 2002.

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

Ground Package Revenues. In 2002, ground package revenues decreased 31.6% to $35.7 million, as compared to $52.2 million in 2001. This decline in ground package sales (and related ground package costs) is primarily due to the Company's July 1, 2002, outsourcing of the management and marketing of its ATA Vacations and Travel Charter International brands to MTC.

Other Revenues. Other revenues increased 7.0% to $45.9 million in 2002, as compared to $42.9 million in 2001, primarily due to an increase in cancellation and administrative fee revenues.

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

Aircraft Rentals. Aircraft rentals expense in 2002 increased 92.0% to $190.1 million from $99.0 million in 2001. The increase was mainly attributable to the delivery of 30 leased Boeing 737-800 and 10 leased Boeing 757-300 aircraft between May 2001 and December 2002.

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

Depreciation and Amortization. Depreciation and amortization expense decreased 36.8% to $76.7 million in 2002, as compared to $121.3 million in the 2001.

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

In 2001, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned, and these aircraft were determined to be impaired under FAS
121. Boeing 727-200 aircraft not already transferred to BATA, a 50/50 joint venture with Boeing Capital Corporation - Equipment Leasing Corporation ("BCC-ELC"), have been classified in the accompanying balance sheets as assets held for sale. In accordance with FAS 121, depreciation expense was not recorded after the fleet was deemed impaired and held for sale. As a result, depreciation expense on the Boeing 727-200 fleet decreased by $28.9 million in 2002, as compared to 2001.

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

Other Selling Expenses. Other selling expenses increased 5.5% to $43.9 million in 2002, as compared to $41.6 million in 2001. This increase is primarily the result of a greater portion of the Company's sales being made on credit cards and higher CRS fees.

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense decreased 14.8% to $52.3 million in 2002, as compared to $61.4 million in 2001.

The decline in maintenance, materials and repairs expense in 2002, as compared to 2001, was primarily attributable to a decrease in materials consumed and components repaired related to maintenance on the Company's aging fleets of Lockheed L-1011-50 and 100 and Boeing 727-200 aircraft. During 2001 and 2002, the Company placed 23 Boeing 727-200 aircraft into BATA and retired eight Lockheed L-1011-50 aircraft prior to the due dates of heavy maintenance visits. Maintenance, materials and repairs expense associated with these two fleets decreased $20.1 million in 2002, as compared to 2001.

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

Passenger Service. For 2002 and 2001, catering represented 82.1% and 74.4%, respectively, of total passenger service expense.

The total cost of passenger service decreased 12.8% to $38.3 million in 2002, as compared to $43.9 million in 2001. Approximately $7.4 million of the decrease is attributable to catering expense, primarily because in 2002 the Company boarded a higher ratio of scheduled service passengers to charter passengers than in 2001. Scheduled service passengers are provided a significantly less expensive catering service than is provided to commercial charter and military passengers. In addition, in 2002 the Company introduced round-trip catering for flights originating in Chicago-Midway to reduce catering service charges. In 2002, as compared to 2001, the Company also incurred approximately $4.8 million less expense for mishandled baggage and passenger inconvenience due to significantly fewer flight delays and cancellations in 2002.

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

Insurance. The total cost of insurance increased 217.8% to $34.0 million in 2002, as compared to $10.7 million in 2001. Liability insurance increased $14.8 million in 2002, as compared to 2001. Immediately following the September 11, 2001, terrorist attacks, the Company's insurer reduced the maximum amount of insurance coverage they would underwrite for liability to persons other than employees or passengers resulting from acts of terrorism, war, hijacking, or other similar perils (war-risk coverage) and significantly increased their premiums for this reduced coverage. Pursuant to the Air Transportation Safety and System Stabilization Act and other enabling legislation, the U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including the Company.

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

Facilities and Other Rentals. The cost of facilities and other rentals increased 11.9% to $22.6 million in 2002, as compared to $20.2 million in 2001. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added in late 2001 and 2002, and expanded services at existing destinations.

Commissions. Commissions expense decreased 33.0% to $23.3 million in 2002, as compared to $34.8 million in 2001.

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

Special Charges. Special charges represent direct expenses which, due to the events of September 11, 2001, were considered unusual in nature under the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Special charges in 2001 were $21.5 million, while no expenses were classified as special charges in 2002. The 2001 special charges were comprised primarily of costs associated with the decision shortly after September 11, 2001 to remove early from service the Company's Boeing 727-200 fleet, some of which were leased; costs associated with the Company's proposed transaction in which ATA Holdings Corp. would have been taken private, which was substantially complete just prior to September 11, 2001 attacks, as a result of which the Company lost financing; and expenses directly associated with the FAA's temporarily-mandated suspension of commercial flights on September 11, 2001, and for several days thereafter. Also classified as special charges were increased hull and liability insurance costs; additional advertising expense incurred as a direct result of September 11, 2001; interest expense related to debt incurred under the Company's credit facility to provide operating cash after September 11, 2001; and other expenses not individually significant. The special charges for 2001 are summarized in the following table:



                                                           Amount
                                                       (in thousands)
                                                       --------------

Boeing 727-200 exit costs                               $   3,764

Privatization costs                                         3,313

Costs due to FAA mandated suspension of flights               929

Increased hull and liability insurance costs                2,964

Increased advertising costs                                 6,316

Increased interest expense                                    762

Other expenses                                              3,477
                                                         --------
Total Special Charges for 2001                           $ 21,525
                                                         ========



By December 31, 2002, all but an immaterial amount of these special charges had been paid.

Aircraft Impairments and Retirements. Aircraft impairment and retirement costs decreased 43.8% to $66.8 million in 2002, as compared to $118.9 million in 2001. The following table summarizes the Company's aircraft impairments and retirements in 2002 and 2001:


                                                         2002        2001
                                                         ----------------

Boeing 727-200 impairment charge                       $ 35,871   $  44,484

Lockheed L-1011-50 and 100 impairment charge              7,638      67,820

Lockheed L-1011-50 retirements                            9,029       6,564

Lockheed L-1011-500 retirement                           14,249           -
                                                       --------   ---------
Aircraft impairments and retirements                   $ 66,787   $ 118,868
                                                       ========   =========



Goodwill Impairment. In accordance with FAS 142, the Company determined that the fair value of the KTI brands was lower than the carrying amount and a goodwill impairment loss of $6.9 million was recorded in the fourth quarter of 2002.

U.S Government Grants. The Company had recorded $66.3 million in U. S. Government grant compensation as of December 31, 2001. This estimate was based on guidance available from the DOT at the time for identifying those expenses it deemed reimbursable. Throughout 2002, the Company discussed the calculation with the DOT, and, as of December 31, 2002, had reversed approximately $16.2 million of the accrued government reimbursement to revise its estimate of total U.S. Government grant compensation to $50.1 million. In early 2003, the Company received the last cash installment of grant reimbursement from the U.S. Government, consistent with that estimate.

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

Liquidity and Capital Resources

The Company ended 2003 with unrestricted cash of $160.6 million and a restricted cash balance of $48.3 million, primarily securing letters of credit. In addition, $57.5 million of cash on advanced ticket sales had been withheld by the Company's bank card processor and was recorded as a receivable on the Company's balance sheet as of December 31, 2003. The Company had $4.6 million in aircraft pre-delivery deposits at the end of 2003. The Company had no revolving credit facility and had no funds available through other unused financing options.

Due to lower scheduled service revenues and higher fuel prices incurred in the first quarter of 2004 than expected, and due to the significance of cash required in the first quarter of 2004 to meet scheduled aircraft lease payments, the Company expects to report less unrestricted cash on hand at March 31, 2004 than it reported at December 31, 2003.

Cash Flows. In 2003, net cash provided by operating activities was $93.8 million, as compared to net cash used in operating activities in 2002 of $59.0 million and net cash provided by operating activities of $144.4 million in 2001. The change in cash provided by or used in operating activities between 2003 and 2002 primarily resulted from an increase in earnings, the receipt of $37.2 million under the Supplemental Act in May 2003, and favorable changes in operating assets and liabilities, including the receipt of a $15.8 million federal income tax refund in March 2003.

Net cash used in investing activities was $98.7 million in 2003, while net cash provided by investing activities was $88.9 million and net cash used in investing activities was $129.8 million, respectively, in the years ended December 31, 2002 and 2001. Such amounts included an increase in non-current prepaid aircraft rent of $75.3 million in 2003, as compared to $12.3 million and $17.2 million in 2002 and 2001, respectively, reflecting significant cash rents paid in 2003 for prior aircraft deliveries. In 2003 and 2002, respectively, the Company had $16.6 million and $149.5 million of net aircraft pre-delivery deposits returned upon delivery of the related aircraft. In contrast, in 2001, the Company paid $30.8 million in net aircraft pre-delivery deposits. In addition, the Company had capital expenditures totaling $42.5 million, $59.3 million and $119.8 million in 2003, 2002 and 2001, respectively. The declining trend in capital expenditures is due primarily to the replacement of older aircraft with new aircraft, which require less maintenance-related capital spending than the aging fleets they replaced.

Net cash used in financing activities was $34.6 million in 2003, while net cash used in financing activities was $14.2 million, and net cash provided by financing activities was $40.7 million, for the years ended December 31, 2002 and 2001, respectively. In all years, borrowings and repayments on short-term and long-term debt impacted cash used in or provided by financing activities. In 2003 and 2002, respectively, the Company made net repayments of $8.4 million and $109.9 million on pre-delivery deposit facilities related to deposits returned on aircraft deliveries, net of borrowings. In 2001, the Company had net borrowings of $28.4 million under these facilities. In 2002, the Company obtained $168.0 million under a federally guaranteed loan. In 2002 and 2001, the Company borrowed and repaid $192.5 million and $153.4 million in temporary debt, respectively, related to the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. The Company provided $17.9 million to collateralize additional letters of credit which was recorded as an increase in restricted cash in 2003.

Bond Exchange and Lease Amendments

The terrorist attacks of September 11, 2001, and the generally weak economy have had a negative impact on the Company's liquidity. The Company's new Boeing aircraft are all leased and have higher fixed ownership costs than the older fleets that they replaced. The terms of many of these aircraft operating leases were determined before September 11, 2001, and were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the related lease terms. Consequently, the Company made large cash lease payments on many of its aircraft in the year ended December 31, 2003, which resulted in a substantial use of the Company's cash. As of December 31, 2003, the Company was also scheduled to repay its 2004 Notes in August 2004 and its 2005 Notes in December 2005.

On January 30, 2004, the Company successfully completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate all of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6 - Debt" for additional information about the exchange offers.

On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, BCSC, GECAS and ILFC. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005 and to extend the leases generally for two years. Most of the payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments which would have been due under the original lease terms. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 - Lease Commitments" for additional information about the Company's operating leases.

The table below summarizes the significant items that will affect liquidity in the year ending December 31, 2004, as a result of the exchange offers and operating lease amendments in addition to deferring $155.3 million dollars of the senior indebtedness previously due in August 2004:


                                                                               Cash savings  (outflows)
                                                                                    (in thousands)
                                                                                    --------------


Refund of certain 2003 aircraft operating lease payments                              $  29,806

Reduction in aircraft operating lease payments in 2004                                   69,546

Payment of cash consideration for 2004 Notes                                             (7,765)

Payment of cash consideration for 2005 Notes                                             (5,250)

Payment of preferred dividends accrued at December 31, 2003                              (9,237)

Payment of fees related to exchange offers and lease amendments in 2004                  (7,777)

Additional interest costs related to Exchange Offers                                    (12,910)
                                                                                      ---------
Total Net Cash Savings                                                                $  56,413
                                                                                      =========




While the  Company  expects  that  adverse  industry  conditions  are  likely to continue throughout 2004, the Company's management believes, that with the completion of the exchange offers and operating lease amendments, the Company has a viable plan to provide sufficient cash to fund operations for the next 12 months. The Company's plan continues to require focused marketing efforts on those businesses and markets where the Company believes it can be a leading provider, and the implementation of additional cost-saving initiatives the Company believes will maintain its low-cost advantage. Although the Company believes the assumptions underlying its 2004 financial projections are reasonable, there are significant risks that could cause the Company's 2004 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain consequences of the major airline bankruptcies, the possibility of other airline bankruptcy filings and the ongoing geopolitical impacts of the conflicts in the Middle East.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases.
Although the Company is obligated on a number of long-term operating leases, which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt principal payments and operating lease obligations after giving effect to the exchange offers and operating lease amendments and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                                  Cash Payments Currently Scheduled
                                                                  ---------------------------------
                                                                                                     2007-            After
                                           Total            2004          2005         2006           2008            2008
                                           -----            ----          ----         ----           ----            ----
                                                                            (in thousands)

Current and long-term debt            $   526,076        $ 66,355      $  70,712   $  30,456      $  81,180      $   277,373

Lease obligations (1)                   3,879,581         207,303        266,017     316,285        627,993        2,461,983

Expected future lease obligations (2)     642,224           3,101         18,893      42,527         94,323          483,380

Redeemable preferred stock (3)             50,000               -              -           -              -           50,000
                                      -----------       ---------      ---------   ---------      ---------      -----------
Total contractual cash obligations    $ 5,097,881       $ 276,759      $ 355,622   $ 389,268      $ 803,496      $ 3,272,736
                                      ===========       =========      =========   =========      =========      ===========



(1) 2004 lease obligations include a refund of approximately $29.8 million related to lease payments made in 2003 due to completion of the lease amendments on January 30, 2004. For further discussion, see "Financial Statements - Notes to Consolidated Financial Statements - Note 2 - State of the Industry and Its Effects on the Company."

(2) Represents estimated payments on nine new Boeing 737-800 aircraft the Company is committed to taking delivery of in 2004 and 2005, and four spare engines the Company is committed to taking delivery of in 2005 through 2008. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of December 31, 2003, as the Company has not received the aircraft and engines. Payments for expected future lease obligations were estimated using leases for comparable aircraft and engines currently in place. For further discussion, see "Financial Statements - Notes to Consolidated Financial Statements - Note 13 - Commitments and Contingencies."

(3) Represents the mandatory redemption of the 500 shares of Series A Preferred in equal semiannual installments between 2010 and 2015. Amount excludes the mandatory redemption of the 300 shares of Series B convertible preferred stock in 2015, as these shares can be converted into common stock at any time up to the mandatory redemption date.

Aircraft and Fleet Transactions. The Company has a purchase agreement with Boeing to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2005 and December 2005. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company, and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the Company, these deliveries can be delayed for one year periods annually for up to five years. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit finance facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit finance facilities or permanent financing for any future aircraft purchases. As of December 31, 2003, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of December 31, 2003, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

The Company has an agreement to lease one additional Boeing 737-800 under an operating lease from ILFC, which is currently scheduled for delivery in May 2004.

The Company also has an agreement with GECAS to lease one additional Boeing 737-800 currently scheduled for delivery in November 2004.

The Company has an agreement with General Electric to purchase four spare engines CFM56-7B27 engines, which are currently scheduled for delivery between 2005 and 2008.

In May 2002, the Company entered into an agreement with AMR Leasing Corporation to lease six SAAB 340B aircraft, with options to lease up to 10 additional aircraft. The Company took delivery of all six SAAB 340B aircraft under this agreement in 2002.

The Company has a limited liability agreement with BCC-ELC forming BATA, a 50/50 joint venture. BATA is remarketing the Company's fleet of Boeing 727-200 aircraft in cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and expects to continue to receive both cash and equity in the income or loss of BATA. As of December 31, 2003, the Company had transferred 23 of its fleet of Boeing 727-200 aircraft to BATA.

Significant Financings. In November 2002, the Company obtained a $168.0 million secured term loan, of which $148.5 million is guaranteed by the ATSB. Interest is payable monthly at LIBOR plus a margin. Guarantee fees payable quarterly were 5.5% of the outstanding guaranteed principal balance in 2003, escalating to 9.5% on the outstanding guaranteed principal balance in 2004 through 2008. The net proceeds of the term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing revolving bank credit facility and to collateralize new letters of credit, previously secured by the bank facility. The additional secured term loan proceeds of approximately $104.7 million were used for general corporate purposes.

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, aircraft, spare engines, and rotable parts. The receivables had a carrying amount of approximately $39.3 million as of December 31, 2003. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, one Lockheed L-1011-50 aircraft, two Saab 340B aircraft, 24 Rolls-Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotable parts, which had a combined carrying amount of approximately $67.5 million as of December 31, 2003.

In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1,478,059 shares of its common stock, and additional warrants to other loan participants to purchase up to 194,089 shares of its common stock, in each case at an exercise price of $3.53 per share over a term of ten years. The Company allocated $7.4 million to the total value of warrants issued giving rise to a discount on the loan. (See "Financial Statements - Notes to Consolidated Financial Statements - Note 10 - Shareholders' Deficit.") The amortization of the discount resulted in an increase in the effective rate of interest on the secured term loan, which was 3.4% as of December 31, 2003 and 3.2% as of December 31, 2002.

Card Agreement. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service and vacation package sales are purchased using these cards. More than half of these card sales are made using MasterCard or Visa cards. The Company maintains an agreement with a bank for the processing and collection of charges to these cards. Under this agreement, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days of the date of purchase, although the Company may provide the purchased services days, weeks or months later. In 2003, the Company processed approximately $753.8 million in MasterCard and Visa charges under its merchant processing agreement.

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

The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. As of December 31, 2003, the bank had withheld $57.5 million in cash. As of December 31, 2002, the bank had withheld $30.0 million in cash. The deposits as of December 31, 2003, and December 31, 2002 constituted approximately 100% and 60%, respectively, of the Company's total future obligations to provide services purchased by charges to MasterCard or Visa card accounts as of those dates. The bank's right to maintain a deposit does not terminate unless, in its reasonable judgment and at its sole discretion, it determines that a deposit is no longer required.

The Company has the right to terminate its agreement with the bank upon providing 90 days' notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

On October 10, 2003, the Company amended its agreement with its credit card processing bank to reflect an extension for the processing and collection of sales charged on MasterCard and Visa cards until December 31, 2004. In order to secure this extension, the Company agreed to increase the amount of pre-paid sales that the bank holds on deposit from 60% to 100%. The effect of increasing this percentage was to reduce the Company's cash balance by approximately $23.0 million between September 30, 2003, and December 31, 2003, as compared to what the Company estimates its cash balance would have been with a 60% holdback of prepaid sales.

On March 1, 2004, the Company amended its agreement with its credit card processing bank to reflect a further extension for the processing of sales charges on MasterCard and Visa cards until March 31, 2005. The credit card processing bank agreed to reduce the holdback percentage for sales for future travel to 75% effective with the execution of the amendment. The effect of decreasing the holdback percentage from 100% to 75% increased the Company's cash balance by approximately $21 million based on the holdback balance at March 1, 2004. The amended agreement provides quarterly financial covenants under which the Company may maintain a holdback at 75% or 50% of sales for future travel, but at no time during the life of the amendment will the holdback be lower than 50% of sales for future travel. However, the Company can provide no assurances that it will be able to maintain the percentage of holdback below 100% in future periods under this amendment.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of December 31, 2003, no cash deposit requirements had been implemented by the issuers or processors of those cards.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation.

The Company has also historically provided both escrow arrangements and a surety bond to the DOT, but most recently has used a surety bond to meet its DOT charter obligations. Prior to the terrorist attacks of September 11, 2001, the Company had provided a letter of credit of $1.5 million as security to its surety bond issuer for its total estimated surety bond obligations, including the DOT charter obligations. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million at that date. The Company's letter of credit was adjusted accordingly, and the Company has been subject to further adjustments of its letter of credit, based upon further revisions to the estimated liability for total surety bonds outstanding. The cash pledged to secure the Company's letter of credit is included in restricted cash on the accompanying balance sheets. On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of December 31, 2003, the Company has $6.9 million in advance charter receipts deposited in escrow, which was included in restricted cash on the Company's balance sheet as of that date. As of December 31, 2003, the Company also continued to maintain a letter of credit for $15.2 million securing the DOT charter obligations surety bond, pending formal release from those obligations of the issuer of the surety bond by the DOT. This release was provided by the DOT in February 2004, and the letter of credit was subsequently cancelled, and the restricted cash securing that letter of credit was returned to the Company.

As of December 31, 2003, the Company's restricted cash pledged to secure its letters of credit for all surety bonds, including its DOT charter obligations, was $41.4 million, and cash deposited in escrow for DOT charter obligations totaled $6.9 million.

Future Accounting Changes

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The FASB amended FIN 46 in December 2003. FIN 46, as amended, requires that companies ("primary beneficiaries") that absorb a majority of a variable interest entity's ("VIE") losses, or receive a majority of a VIEs residual returns, consolidate the entity. The accounting provisions of FIN 46 are required to be applied to VIEs within the first quarter ending after March 15, 2004. The related disclosure requirements were effective upon issuance of FIN 46. The Company does not expect FIN 46 to have a material impact on the Company.

The Company has identified BATA as a VIE under FIN 46 in which the Company has a significant variable interest. The Company has determined that it is not the primary beneficiary of BATA under FIN 46 and is not required to consolidate BATA. As of December 31, 2003, the investment in BATA on the Company's consolidated balance sheet was $14.7 million.

See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 - Recently Issued Accounting Pronouncements" for a discussion of recently issued accounting pronouncements impacting the Company.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o        economic conditions;
o        threat of future terrorist attacks;
o        labor costs;
o        aviation fuel costs;
o        competitive pressures on schedules and pricing;
o        weather conditions;
o        governmental legislation and regulation;
o        consumer perceptions of the Company's products;
o demand for air transportation overall and specifically in markets in which the Company operates;
o        higher costs associated with new security directives;
o higher costs for insurance and the continued availability of such insurance;
o the Company's ability to raise additional financing and to refinance existing borrowings upon maturity;
o declines in the value of the Company's aircraft, as these may result in lower collateral value and additional impairment charges; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission ("SEC").

The Company is under no obligation to update,  and will not undertake to update,
its   forward-looking   statements  to  reflect  future  events  or  changes  in
circumstances.

Related Party Transactions

For information on the Company's related party transactions see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
Note 18 - Related Party Transactions."

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

Aircraft Fuel Prices. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2003, aircraft fuel accounted for approximately 19.2% of the Company's operating expenses, as compared to 14.4% in 2002. The Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter and bulk scheduled service. During 2002 and 2001, the Company entered into fuel hedge contracts to reduce the volatility of fuel prices, using heating oil swap agreements. Using these contracts, the Company hedged approximately 12% and 30% of its total gallons consumed in 2002 and 2001, respectively. As of December 31, 2003, the Company had no outstanding fuel hedge agreements.

Market risk is estimated as a hypothetical 10% increase in the December 31, 2003, cost per gallon of fuel. Based on projected 2004 fuel usage, excluding anticipated protection from escalation clauses, such a change would result in an increase in aircraft fuel expense of approximately $26.5 million. As of December 31, 2002, that risk was $19.4 million.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 2003, the majority of the Company's variable-rate debt was comprised of approximately $161.0 million of variable-rate debt through the secured term loan. As of December 31, 2002, the majority of the Company's variable-rate debt was comprised of approximately $168.0 million and $8.4 million, respectively, of variable-rate debt through the secured term loan and debt funding aircraft pre-delivery deposits. If interest rates average 100 basis points more on variable-rate debt in 2004, as compared to 2003 average rates, the Company's interest expense would increase by approximately $1.6 million. In comparison, if interest rates averaged 100 basis points more on variable-rate debt in 2003, as compared to 2002 average rates, the Company's interest expense would have increased by approximately $1.8 million.

As of December 31, 2003 and 2002, the majority of the Company's fixed-rate debt was comprised of unsecured debt with a carrying value of $300.0 million. Based upon a calculation of discounted future cash flows using current incremental borrowing rates as of the end of the year for similar types of instruments, the fair value as of December 31, 2003, of this fixed-rate debt is estimated to be approximately $306.0 million. After giving effect to the exchange offers that were completed on January 30, 2004, the fair value of this fixed-rated debt including the additional notes is estimated to be approximately $406.0 million. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - State of the Industry and Its Effect on the
Company" for additional information on the exchange offers. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in market interest rates, was approximately $10.0 million as of December 31, 2003. As of December 31, 2002, that risk was approximately $32.5 million.

In 2003, the average rate for the Company's short-term investments was less than one percent. If average short-term interest rates decreased to zero percent, the Company's interest income from short-term investments would have decreased by approximately $1.4 million as of December 31, 2003. In comparison, the Company estimated that if average short-term interest rates decreased by 100 basis points as compared to 2002 average rates, the Company's interest income from short-term investments would have decreased by approximately $2.0 million as of December 31, 2002.

All estimated changes in interest income and expense are determined by considering the impact of hypothetical changes in interest rates on the Company's debt and cash balances at December 31, 2003 and 2002.

Item 8.        Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
ATA Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ATA Holdings Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATA Holdings Corp. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 17 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
January 30, 2004, except for Note 21, as to which the date is March 1, 2004


                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               December 31,            December 31,
                                                                                  2003                    2002
                                                                               ------------            ------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                             $           160,644   $              200,160

     Aircraft pre-delivery deposits                                                          -                   16,768
     Receivables, net of allowance for doubtful accounts
     (2003 - $1,388; 2002 - $2,375)                                                    118,745                   86,377
     Inventories, net                                                                   47,604                   51,233
     Prepaid expenses and other current assets                                          21,406                   39,214
                                                                           -------------------   ----------------------
Total current assets                                                                   348,399                  393,752

Property and equipment:
     Flight equipment                                                                  324,697                  312,652
     Facilities and ground equipment                                                   142,032                  134,355
                                                                           -------------------   ----------------------
                                                                                       466,729                  447,007
     Accumulated depreciation                                                         (213,247)                (181,380)
                                                                           -------------------   ----------------------
                                                                                       253,482                  265,627

Restricted cash                                                                         48,301                   30,360
Goodwill                                                                                14,887                   14,887
Prepaid aircraft rent                                                                  144,088                   68,828
Investment in BATA                                                                      14,672                   22,968
Deposits and other assets                                                               46,158                   51,714
                                                                           -------------------   ----------------------
Total assets                                                               $           869,987   $              848,136
                                                                           ===================   ======================


                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt                                   $            51,645   $              14,191

    Short-term debt                                                                          -                   8,384
    Accounts payable                                                                    25,327                  23,688
    Air traffic liabilities                                                            102,831                  94,693
    Accrued expenses                                                                   154,689                 160,924
                                                                           -------------------   ----------------------
Total current liabilities                                                              334,492                 301,880

Long-term debt, less current maturities                                                443,051                 486,853
Deferred gains from sale and leaseback of aircraft                                      55,392                  54,889
Other deferred items                                                                    51,822                  42,038
Redeemable preferred stock; authorized and issued 500 shares                            56,330                       -
                                                                           -------------------   ----------------------
Total liabilities                                                                      941,087                 885,660

Commitments and contingencies

Convertible redeemable preferred stock; authorized and issued 300
shares                                                                                  32,907                 30,375

Redeemable preferred stock; authorized and issued 500 shares                                 -                 52,110

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued                                -                      -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,502,593 - 2003; 13,476,193 - 2002                                      65,711                 65,290
    Treasury stock; 1,711,440 shares - 2003; 1,711,440 shares - 2002                   (24,778)               (24,778)
    Additional paid-in capital                                                          18,163                 18,374
    Accumulated deficit                                                               (163,103)              (178,895)
                                                                           -------------------   ----------------------
Total shareholders' deficit                                                           (104,007)              (120,009)
                                                                           -------------------   ----------------------

Total liabilities and shareholders' deficit                                $           869,987   $            848,136
                                                                           ===================   ======================

See accompanying notes.



                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                       Year Ended December 31,
                                                                 2003               2002               2001
Operating revenues:
   Scheduled service                                         $ 1,085,420          $   886,579        $  820,666
   Charter                                                       366,207              309,242           359,770
   Ground package                                                 14,682               35,687            52,182
   Other                                                          52,224               45,862            42,866
                                                             -----------          -----------        ----------
Total operating revenues                                       1,518,533            1,277,370         1,275,484
                                                             -----------          -----------        ----------
Operating expenses:
   Salaries, wages and benefits                                  399,622              355,201           325,153
   Fuel and oil                                                  276,057              206,574           251,333
   Aircraft rentals                                              226,559              190,148            98,988
   Handling, landing and navigation fees                         113,781              110,528            88,653
   Crew and other employee travel                                 64,055               54,774            59,278
   Depreciation and amortization                                  56,729               76,727           121,327
   Other selling expenses                                         50,150               43,934            41,601
   Aircraft maintenance, materials and repairs                    45,741               52,254            61,394
   Passenger service                                              41,000               38,345            43,856
   Advertising                                                    37,932               40,028            26,421
   Insurance                                                      30,214               33,981            10,675
   Facilities and other rentals                                   24,162               22,624            20,241
   Commissions                                                    22,445               23,326            34,789
   Ground package cost                                            12,089               27,882            42,160
   Special charges                                                     -                    -            21,525
   Aircraft impairments and retirements                            5,288               66,787           118,868
   Goodwill impairment                                                 -                6,893                 -
   U.S. Government grants                                        (37,156)              16,221           (66,318)
   Other                                                          72,324               71,180            67,410
                                                             -----------          -----------        ----------
Total operating expenses                                       1,440,992            1,437,407         1,367,354
                                                             -----------          -----------        ----------
Operating income (loss)                                           77,541            (160,037)          (91,870)

Other income (expense):
   Interest income                                                 2,878                2,829             5,331
   Interest expense                                              (56,324)             (35,746)          (30,082)
   Other                                                          (2,350)              (1,260)              554
                                                             -----------          -----------        ----------
Other expense                                                    (55,796)             (34,177)          (24,197)
                                                             -----------          -----------        ----------
Income (loss) before income taxes                                 21,745             (194,214)         (116,067)
Income taxes (credits)                                             1,311              (24,950)          (39,750)
                                                             -----------          -----------        ----------
Net income (loss)                                                 20,434             (169,264)          (76,317)


Preferred stock dividends                                         (4,642)              (5,720)           (5,568)
                                                             -----------          -----------        ----------
Income (loss) available to common shareholders               $    15,792          $  (174,984)       $  (81,885)
                                                             ===========          ===========        ==========
Basic earnings per common share:
Average shares outstanding                                    11,773,713           11,711,906        11,464,125

Net income (loss) per common share                           $      1.34          $    (14.94)       $    (7.14)
                                                             ===========          ===========        ==========
Diluted earnings per common share:
Average shares outstanding                                    14,468,836           11,711,906        11,464,125

Net income (loss) per common share                           $      1.27          $    (14.94)       $    (7.14)
                                                             ===========          ===========        ==========
See accompanying notes.


                                               ATA HOLDINGS CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND SHAREHOLDERS'
                                                         EQUITY (DEFICIT)
                                                      (Dollars in thousands)

                                  Redeemable                           Additional        Other        Retained         Total
                                  Preferred     Common     Treasury      Paid-in     Comprehensive    Earnings     Shareholders'
                                    Stock       Stock       Stock        Capital        Income       (Deficit)   Equity (Deficit)
                                    -----       -----       -----        -------        ------       ---------   ----------------
Balance as of December 31, 2000       $80,000    $59,012   $ (24,564)     $  12,232       $     -      $ 77,974      $    124,654
                                      =======    =======   =========      =========       =======      ========      ============

Net loss                                    -          -            -             -             -       (76,317)          (76,317)

Net loss on derivative
instruments, net of  tax                    -          -            -             -          (687)            -             (687)
                                                                                          -------      --------      ------------

Total comprehensive loss                    -          -            -             -          (687)      (76,317)          (77,004)
                                                                                          -------      --------      ------------

Preferred dividends                         -          -            -             -             -        (5,568)           (5,568)

Restricted stock grants                     -         40          (8)            10             -             -                42

Stock options exercised                     -      2,912            -        (1,242)            -             -             1,670

Purchase of treasury stock                  -          -        (196)             -             -             -             (196)

Disqualifying disposition of
stock                                       -          -            -           534             -             -               534

                                      -------    -------   ---------      ---------       -------       --------      ------------
Balance as of December 31, 2001        80,000     61,964     (24,768)        11,534          (687)       (3,911)           44,132
                                      =======    =======   =========      =========       ========      ========      ============

Net loss                                    -          -            -             -             -      (169,264)         (169,264)

Net gain on derivative
instruments, net of tax                     -          -            -             -           687             -               687
                                                                                           -------      --------      ------------

Total comprehensive loss                    -          -            -             -           687      (169,264)         (168,577)
                                                                                           -------      --------      ------------

Preferred dividends paid                    -          -            -             -             -        (3,235)           (3,235)

Restricted stock grants                     -         13         (10)             4             -             -                 7

Payment of liability with stock             -      2,445            -          (295)            -             -             2,150

Stock options exercised                     -        868            -          (419)            -             -               449

Warrants issued with ATSB loan              -          -            -         7,424             -             -             7,424

Disqualifying disposition of
stock                                       -          -            -           126             -             -               126
Accrued preferred stock
dividends                               2,485          -            -             -             -        (2,485)           (2,485)

                                      -------    -------   ---------      ---------       -------       --------      ------------
Balance as of December 31, 2002        82,485     65,290     (24,778)        18,374             -      (178,895)         (120,009)
                                      =======    =======   =========      =========       ========      ========      ============

Net income                                  -          -            -             -             -        20,434            20,434

Stock options exercised                     -        421            -         (211)             -             -               210

Reclassification to long-term
debt                                  (54,220)

Accrued preferred stock
dividends                               4,642          -            -             -             -        (4,642)           (4,642)
                                      -------    -------   ---------      ---------       -------       --------      ------------
Balance as of December 31, 2003       $32,907    $65,711   $ (24,778)     $  18,163       $     -   $  (163,103)     $   (104,007)
                                      =======    =======   =========      =========       ========      ========      ============
 See accompanying notes.


                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Year Ended December 31,
                                                                  2003              2002              2001
                                                                  ----------------------------------------
Operating activities:
Net income (loss)                                           $   20,434         $ (169,264)        $ (76,317)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                             56,729              76,727           121,327
     Aircraft impairments and retirements                       5,288              66,787           118,868
     Goodwill impairments                                           -               6,893                 -
     Deferred income tax credit                                     -              (8,697)          (40,848)
     Other non-cash items                                      31,686              39,817             1,843

Changes in operating assets and liabilities:
     U.S. Government grant receivable                           6,158              16,221           (21,861)
     Other receivables                                        (38,526)            (27,552)            3,420
     Inventories                                                   38              (7,411)          (11,586)
     Prepaid expenses and other current assets                 17,808             (24,701)            5,940
     Accounts payable                                           1,639              (3,260)           16,882
     Air traffic liabilities                                    8,138              (6,265)           (6,092)
     Accrued expenses                                         (15,613)            (18,309)           32,848
                                                            ---------          ----------         ---------
   Net cash provided by (used in) operating activities         93,779             (59,014)          144,424
                                                            ---------          ----------         ---------
Investing activities:

Aircraft pre-delivery deposits                                 16,582             149,510           (30,781)
Capital expenditures                                          (42,534)            (59,346)         (119,798)
Noncurrent prepaid aircraft rent                              (75,260)            (12,304)          (17,180)
Investment in BATA                                                  -              18,632            27,343
(Additions) reductions to other assets                          2,206              (7,985)           10,474
Proceeds from sales of property and equipment                     312                 424               151
                                                            ---------          ----------         ---------
   Net cash provided by (used in) investing activities        (98,694)             88,931          (129,791)
                                                            ---------          ----------         ---------
Financing activities:

Preferred stock dividends                                           -              (3,235)           (5,568)
Proceeds from sale/leaseback transactions                           -               2,253             5,229
Proceeds from short-term debt                                       -              56,858            71,537
Payments on short-term debt                                    (8,384)           (167,839)          (44,123)
Proceeds from long-term debt                                    5,729             363,040           219,422
Payments on long-term debt                                    (14,215)           (235,352)         (207,294)
Increase in restricted cash                                   (17,941)            (30,360)                -
Proceeds from stock option exercises                              210                 449             1,670
Purchase of treasury stock                                          -                 (10)             (204)
                                                            ---------          ----------         ---------
   Net cash provided by (used in) financing activities        (34,601)            (14,196)           40,669
                                                            ---------          ----------         ---------
Increase (decrease) in cash and cash equivalents              (39,516)             15,721            55,302
Cash and cash equivalents, beginning of period                200,160             184,439           129,137
                                                            ---------          ----------         ---------
Cash and cash equivalents, end of period                    $ 160,644          $  200,160         $ 184,439
                                                            =========          ==========         =========

Supplemental disclosures:

Cash payments for:
    Interest                                                $  47,088          $   42,102         $  44,839
    Income taxes (refunds), net                             $ (10,992)         $    1,572         $  (9,721)

Financing and investing activities not affecting cash:
    Accrued capitalized interest                            $     343          $  (10,487)        $   7,465
    Notes payable                                           $       -          $    2,427         $       -
    Issuance of warrants                                    $       -          $    7,424         $       -
    Accrued preferred stock dividends                       $   4,642          $    2,485         $       -

See accompanying notes.


Notes to Consolidated Financial Statements

1.  Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements include the accounts of ATA Holdings Corp., formerly Amtran Inc. (the "Company"), and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company operates principally in one business segment through ATA Airlines, Inc., formerly American Trans Air, Inc. ("ATA"), its principal subsidiary, which accounts for approximately 90% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger air services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are carried at cost, which approximates market, and are primarily comprised of money market funds and investments in U.S. Treasury repurchase agreements. For additional information, see "Note 3 - Cash and Cash Equivalents."

Inventories

Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over the related fleet's estimated useful service life. The obsolescence allowance at December 31, 2003 and 2002 was $21.2 million and $14.7 million, respectively. Inventories are charged to expense when consumed.

Investment in BATA Leasing, LLC

The Company has a limited liability agreement with Boeing Capital Corporation - Equipment Leasing Corporation forming BATA Leasing LLC ("BATA"), a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is accounted for under the equity method of accounting. BATA is remarketing the Company's fleet of Boeing 727-200 aircraft in cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and expects to continue to receive both cash and its share of the income or loss of BATA. As of December 31, 2003, the Company transferred 23 of its fleet of Boeing 727-200 aircraft to BATA.

Travel Awards Program

The Company instituted a travel award program in October 2002, which allows customers to earn points for travel purchased on ATA. Once they accumulate to certain values, the points can be redeemed for free future travel on ATA. The Company records a liability based on the estimated incremental cost of providing travel when the customer has earned points which can be redeemed for the lowest award level. The liability is relieved as customers complete travel for free trips or when unused points or awards expire. The liability was $0.7 million and $0.1 million at December 31, 2003 and 2002, respectively.

Prepaid Aircraft Rent

The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the term of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. See "Note 2 - State of the Industry and Its Effect on the Company" with respect to renegotiation of aircraft lease terms as of January 30, 2004.

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

Passenger Traffic Commissions

Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid in advance and not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost and are depreciated to residual values over their estimated useful service lives using the straight-line method. The estimated useful service lives for the principal depreciable asset classifications are as follows:

Asset                                               Estimated Useful Service Life
---------------------------------------------------------------------------------
Aircraft and related equipment

 Lockheed L-1011 (Series 50 and 100)                Depreciating to individual aircraft retirement date
                                                    (2004) (See "Note 16 - Fleet Impairment.")

 Lockheed L-1011 (Series 500)                       Depreciating to common retirement date of December 2010

 Boeing 737-800                                     All aircraft are subject to operating leases

 Boeing 757-200                                     All aircraft are subject to operating leases

 Boeing 757-300                                     All aircraft are subject to operating leases

 SAAB 340B                                          15 years

Major rotable parts, avionics and assemblies        Life of equipment or lease to which applicable
                                                    (generally ranging from 5-18 years)

Improvements to leased flight equipment             Period of benefit or term of lease

Other property and equipment                        3-7 years



Aircraft Lease Return Conditions

The Company finances substantially all of its of aircraft through leases accounted for as operating leases. Many of these leases require that the airframes and engines be in a specified maintenance condition upon their return to the lessor at the end of the lease. If these return conditions are not met by the Company, the leases generally require financial compensation to the lessor. When an operating lease is within five years of its initial termination date, the Company accrues ratably over that five years, if estimable, the total costs that will be incurred by the Company to render the aircraft in a suitable return condition per the contract.

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

Aircraft Pre-Delivery Deposits

Advance payments for future aircraft deliveries scheduled within the next 12 months are classified as current aircraft pre-delivery deposits in the accompanying consolidated balance sheets, as the aircraft will be acquired and paid for by third parties who will lease them to the Company. Advance payments for future aircraft deliveries not scheduled within the next 12 months are classified as deposits and other assets. As of December 31, 2003 and 2002, deposits and other assets included advanced payments for future aircraft and engine deliveries totaling $4.6 million and $4.4 million, respectively.

Restricted Cash

Restricted cash consists of deposits held to secure outstanding stand-by letters of credit currently provided by the Company. Also included is cash received as prepayment for certain charter flights paid into an escrow account until the future flight occurs. While the existing letters of credit mature within the next 12 months, management believes it is likely that the letters of credit will be renewed and has classified the restricted cash as a long-term asset on the consolidated balance sheets.

Intangible Assets

Goodwill, which represents the excess of cost over fair value of net assets acquired, was amortized on a straight-line basis over 20 years, until January 1, 2002, when the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The Company now annually tests for impairment goodwill and other intangible assets deemed to have indefinite lives. The Company's policy is to record an impairment charge when it is determined that an asset's carrying value may not be recoverable.

Financial Instruments

The carrying amounts of cash equivalents, receivables and variable-rate debt approximate fair value. For additional information, see "Note 6 - Debt." The fair value of fixed-rate debt, including current maturities, is estimated using discounted cash flow analysis based on the Company's current incremental rates for similar types of borrowing arrangements. The carrying value of the Company's unsecured senior notes of $300 million had an aggregate estimated fair value of $261.0 million and $124.5 million based upon dealer-quoted prices at December 31, 2003, and December 31, 2002, respectively. After giving effect to the exchange offers on January 30, 2004, the carrying value of the Company's unsecured senior notes had an aggregate estimated fair value of $304.6 million based upon dealer quoted prices. See "Note 2 - State of the Industry and Its Effect on the Company" for additional information on the exchange offers.

Advertising

The Company expenses advertising costs in the period incurred.

Special Charges

Special charges represent direct expenses which, due to the events of September 11, 2001, were considered unusual in nature under the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and the Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Special charges in 2001 were $21.5 million, while no expenses were classified as special charges in 2002 or 2003. The 2001 special charges were comprised primarily of costs associated with the decision shortly after September 11, 2001 to remove early from service the Company's Boeing 727-200 fleet, some of which were leased; costs associated with the Company's proposed transaction in which ATA Holdings Corp. would have been taken private, which was substantially complete just prior to the September 11, 2001 terrorist attacks, as a result of which the Company lost financing; and expenses directly associated with the FAA's temporarily-mandated suspension of commercial flights on September 11, 2001, and for several days thereafter. Also classified as special charges were increased hull and liability insurance costs; additional advertising expense incurred as a direct result of September 11, 2001; interest expense related to debt incurred under the Company's credit facility to provide operating cash after September 11, 2001; and other expenses not individually significant. The special charges for 2001 are summarized in the following table:


                                                             Amount
                                                          (in thousands)
                                                          --------------

Boeing 727-200 exit costs                                   $  3,764

Privatization costs                                            3,313

Costs due to FAA-mandated suspension of flights                  929

Increased hull and liability insurance costs                   2,964

Increased advertising costs                                    6,316

Increased interest expense                                       762

Other expenses                                                 3,477
                                                            --------
Total Special Charges for 2001                              $ 21,525
                                                            ========


Stock Based Compensation

During 1996, the Company adopted the disclosure provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), with respect to its stock options. As permitted by FAS 123, the Company has elected to continue to account for employee stock options following the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

There were no options granted by the Company in the years ended December 31, 2003 and 2002. The weighted-average fair value of options granted during 2001 is estimated at $5.44 on the grant date. These estimates were made using the
Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rate of 3.59%; expected market price volatility of 0.62; weighted-average expected option life of 1.04 years; estimated forfeitures of 10.8%; and no dividends.

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:



                                                             2003               2002              2001
                                                             -----------------------------------------
                                                               (In thousands, except per share data)
Net income (loss) available to common shareholders
as reported                                              $  15,792        $  (174,984)       $  (81,885)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects                                     (17)              (140)           (1,188)
                                                         ---------        -----------        ----------
Net income (loss) available to common shareholders
pro forma                                                $  15,775        $  (175,124)       $  (83,073)

Basic income (loss) per share as reported                $    1.34        $    (14.94)       $    (7.14)

Basic income (loss) per share pro forma                  $    1.34        $    (14.95)       $    (7.25)

Diluted income (loss) per share as reported              $    1.27        $    (14.94)       $    (7.14)

Diluted income (loss) per share pro forma                $    1.27        $    (14.95)       $    (7.25)


2. State of the Industry and Its Effect on the Company

The terrorist attacks of September 11, 2001, and generally weak economic conditions of the past several years have adversely affected the Company and the airline industry. The industry as a whole, and the Company, suffered very significant financial losses in the years ended December 31, 2002, and 2001. While the Company realized net income for the year ended December 31, 2003, that net income was favorably impacted by the Company's receipt in the second quarter of 2003 of $37.2 million in U.S. Government funds in conjunction with the
Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act was signed into law in April 2003, and made available $2.3 billion in reimbursements to U.S. air carriers for expenses incurred and revenue foregone related to federally mandated enhanced aviation security subsequent to September 11, 2001.

During 2002, two major air carriers, US Airways Group and UAL Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. US Airways Group emerged from bankruptcy protection in March 2003. Historically, air carriers involved in reorganizations have substantially reduced their fares, which could reduce airline yields further from current levels. Certain air carriers have sought to reduce financial losses, at least partially, by reducing their seat capacity. As this has been accomplished by eliminating aircraft from operating fleets, the fair value of aircraft, including aircraft owned by the Company, has been adversely affected. The Company has recorded substantial charges to earnings resulting from fleet retirements and impairments over the past three years. However, during this period the Company has substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft.

In addition to the funds received in the second quarter of 2003, the Company has benefited from some of the U.S. Government's other initiatives for assisting the airline industry. Most significant to the Company was the Air Transportation Safety and System Stabilization Act ("Act") passed in 2001, which provided for, among other things, up to $5.0 billion in compensation to U.S. airlines and air cargo carriers for direct and incremental losses resulting from the September 11, 2001 terrorist attacks and the availability of up to $10.0 billion in U.S. Government guarantees of certain loans made to air carriers, which are administered by the newly established Air Transportation Stabilization Board ("ATSB"). The Company received $50.1 million of U.S. Government grant compensation under the Act, of which the final payment of $6.2 million was received in the first quarter of 2003. The Company also obtained a $168.0 million secured term loan in November 2002, of which $148.5 million is guaranteed by the ATSB. See "Note 6 - Debt" and "Note 10 - Shareholder's Deficit" for additional information about the ATSB loan.

The terrorist attacks of September 11, 2001 and the generally weak economy have also had a negative impact on the Company's liquidity. The Company's new Boeing aircraft are all leased and have higher fixed-ownership costs than the older fleets that they replaced. The terms of many of these aircraft operating leases were determined before September 11, 2001, and were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the related lease terms. Consequently, the Company made large cash lease payments on many of its aircraft in the year ended December 31, 2003, which resulted in a substantial use of the Company's cash. As of December 31, 2003, the Company was also scheduled to repay the $175 million outstanding principal of its 10 1/2 % Senior Notes ("2004 Notes") in August 2004 and the $125 million outstanding principal of its 9 5/8% Senior Notes ( "2005 Notes" and, together with the 2004 Notes, "Existing Notes") in December 2005.

On January 30, 2004, the Company successfully completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its 2004 Notes and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate all of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. See "Note 6 - Debt" for additional information about the exchange offers.

On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005 and to extend the leases generally for two years. Most of the payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments which would have been due under the original lease terms. See "Note 7 - Lease Commitments" for additional information about the Company's operating leases.

While the Company expects that adverse industry conditions are likely to continue throughout 2004, the Company's management believes that, with the completion of the exchange offers and operating lease amendments, the Company has a viable plan to provide sufficient cash to fund operations for the next 12 months. The Company's plan continues to require focused marketing efforts on those businesses and markets where the Company believes it can be a leading provider, and the implementation of additional cost-saving initiatives the Company believes will maintain its low-cost advantage. Although the Company believes the assumptions underlying its 2004 financial projections are reasonable, there are significant risks that could cause the Company's 2004 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, the uncertain consequences of the major airline bankruptcies, the possibility of other airline bankruptcy filings and the ongoing geopolitical impacts of the conflicts in the Middle East.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:


                                                                                December 31,
                                                                             2003           2002
                                                                            ---------------------
                                                                               (in thousands)

Cash and money market funds                                             $   158,100       $ 176,404
U.S. Treasury repurchase agreements                                           2,544          23,756
                                                                         ----------       ---------
                                                                         $  160,644       $ 200,160
                                                                         ==========       =========



4. Property and Equipment

The Company's property and equipment consist of the following:

                                                                                        December 31,
                                                                                   2003             2002
                                                                                   ---------------------
                                                                                       (in thousands)

Flight equipment, including airframes, engines and other                       $  324,697       $  312,652
Less accumulated depreciation                                                    (112,912)         (94,173)
                                                                               ----------       ----------
                                                                                  211,785          218,479
                                                                               ----------       ----------
Facilities and ground equipment                                                   142,032          134,355
Less accumulated depreciation                                                    (100,335)         (87,207)
                                                                               ----------       ----------
                                                                                   41,697           47,148
                                                                               ----------       ----------
                                                                               $  253,482       $  265,627
                                                                               ==========       ==========



Depreciation and amortization expense was $56.7 million, $76.7 million and $121.3 million for 2003, 2002 and 2001, respectively.

5.       Accrued Expenses

Accrued expenses consist of the following:


                                                                                                   December 31,
                                                                                              2003             2002
                                                                                              ---------------------
                                                                                                  (in thousands)

Accrued salaries                                                                          $  12,990        $  18,543
Accrued vacation pay                                                                         19,899           17,543
Other accrued expenses (individually less than 5% of total current liabilities)             121,800          124,838
                                                                                          ---------        ---------
                                                                                          $ 154,689        $ 160,924
                                                                                          =========        =========




6.       Debt
Debt consists of the following:




                                                                                         December 31,
                                                                                   2003                 2002
                                                                                   -------------------------
                                                                                        (in thousands)

Partially guaranteed term loan, variable rate of LIBOR plus a margin,         $  161,000           $  168,000
averaging 2.2% in 2003 and 2.8% in 2002, payable in varying
installments from November 2003 through November 2008

Unamortized discount on partially guaranteed term loan                            (5,350)              (7,400)

Unsecured Senior Notes, fixed rate of 10.5%, partially refinanced in             175,000              175,000
2004

Unsecured Senior Notes, fixed rate of 9.625%, partially refinanced in            125,000              125,000
2004

Secured note payable to institutional lender, variable rate of LIBOR               5,975                7,675
plus 2.0%, averaging 3.5% in 2003 and 5.0% in 2002, payable in varying installments through October 2005

Secured note payable to institutional lender, variable rate of LIBOR               4,983                6,683
plus 2.0%, averaging 3.5% in 2003 and 5.0% in 2002, payable in varying installments through March 2005

Mortgage note payable to institutional lender, fixed rate of 8.75%,                8,322                9,080
payable in varying installments through June 2014

Mortgage note payable to institutional lender, fixed rate of 8.30%,                6,260                6,915
payable in varying installments through June 2014

City of Chicago variable rate (averaging 1.7% in 2003 and 1.5% in 2002)            6,000                6,000
special facility revenue bonds, payable in December 2020


City of Chicago construction financing agreement, rate averaging 5.75%,            5,673                    -
payable monthly

Aircraft pre-delivery deposit finance facilities                                       -                8,384

Other                                                                              1,833                4,091
                                                                              ----------           ----------
                                                                                 494,696              509,428


Less current maturities and short-term debt                                       51,645               22,575
                                                                              ----------           ----------
                                                                              $  443,051           $  486,853
                                                                              ==========           ==========




In November 2002, the Company obtained a $168.0 million secured term loan, of which $148.5 million is guaranteed by the ATSB. Interest is payable monthly at LIBOR plus a margin. Guarantee fees payable quarterly were 5.5% of the outstanding guaranteed principal balance in 2003, escalating to 9.5% on the outstanding guaranteed principal balance in 2004 through 2008. The net proceeds of the term loan were approximately $164.8 million, after deducting issuance costs. The Company used a portion of the net proceeds to repay borrowings on its existing revolving bank credit facility and to collateralize new letters of credit, previously secured by the bank facility. The additional secured term loan proceeds of approximately $104.7 million were used for general corporate purposes. The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, aircraft, spare engines, and rotable parts. The receivables had a carrying amount of approximately $39.3 million as of December 31, 2003. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, one Lockheed L-1011-50 aircraft, two Saab 340B aircraft, 24 Rolls-Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotable parts, which had a combined carrying amount of approximately $67.5 million as of December 31, 2003. In conjunction with obtaining the secured term loan, the Company issued a warrant to the Federal Government to purchase up to 1,478,059 shares of its common stock, and additional warrants to other loan participants to purchase up to 194,089 shares of its common stock, in each case at an exercise price of $3.53 per share over a term of ten years. The Company allocated $7.4 million to the total value of warrants issued, accounted for as a discount on the loan. (See "Note 10 - Shareholders' Deficit.") The amortization of the discount resulted in an increase in the effective rate of interest on the secured term loan, which was 3.4% as of December 31, 2003 and 3.2% as of December 31, 2002.

In July 1997, the Company sold $100.0 million principal amount of 10.5% unsecured senior notes. The Company sold an additional $75.0 million principal amount of these notes in December 1999. Interest on these notes is payable on February 1 and August 1 of each year. In completing the exchange offers on January 30, 2004, the Company issued $163.1 million in aggregate principal amount of 2009 Notes and delivered $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered. The 2009 Notes mature February 1, 2009, with a payment of $7.8 million due on August 1, 2005, bearing interest at 13% through July 31, 2006 and 14% thereafter through maturity. The $19.7 million principal amount of the original notes remained outstanding after the exchange and is due according to the original terms in August 2004. In accordance with FASB Statement of Financial Accounting Standards No. 6 ("FAS 6"), Classification of Short Term Obligations Expected to be Refinanced, since the agreement was entered into prior to the balance sheet being issued, the $155.3 million of tendered notes has been reclassified as non-current as of December 31, 2003. See "Note 2 - State of the Industry and Its Effect on the Company" for additional information on the exchange of the notes.

In December 1998, the Company sold $125.0 million principal amount of 9.625% unsecured senior notes. Interest on these notes is payable on June 15 and December 15 of each year. In completing the exchange offers on January 30, 2004, the Company issued $110.2 million in aggregate principal amount of 2010 Notes and delivered $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of the 2005 Notes tendered. The 2010 Notes mature June 15, 2010, with a payment of $5.3 million due on June 15, 2005, bearing interest at 12 1/8% through June 14, 2006 and 13 1/8% thereafter through maturity. The $20.0 million principal amount of the original notes remained outstanding after the exchange and is due according to the original terms in December 2005. See "Note 2 - State of the Industry and Its Effect on the Company" for additional information on the exchange of the notes.

In June 1999, the Company obtained an $8.0 million loan at 8.30% secured by a 15-year mortgage on the new Maintenance and Operations Center. This building has a carrying amount of $7.6 million as of December 31, 2003.

In March and October 2000, the Company issued two $11.5 million variable rate five-year notes, each collateralized by one Lockheed L-1011-500 aircraft. The related aircraft have a combined carrying amount of $19.9 million as of December 31, 2003.

In September 2000, the Company obtained a $10.0 million, 14-year loan at 8.75%, secured by a mortgage on its maintenance facility at the Indianapolis International Airport. The building has a carrying amount of $8.0 million as of December 31, 2003.

In March 2003, the Company entered into an agreement with the City of Chicago who agreed to lend the Company up to $8.9 million for construction costs for a gate extension at Midway Airport. As of

December 31, 2003, the Company had borrowed $5.7 million under this agreement. The interest rate for this loan averaged 5.75% in 2003.

The unsecured senior notes, guaranteed term loan and other loans secured by certain collateral are subject to restrictive covenants, including, among other things, limitations on: the incurrence of additional indebtedness; new aircraft acquisitions; the payment of dividends; certain transactions with shareholders and affiliates; and the creation of liens on or other transactions involving certain assets. In addition, certain covenants require minimum cash balances and specified financial ratios to be maintained. The guaranteed term loan and certain other loans contain cross-default provisions.

The guaranteed term loan has three financial covenants that the Company is required or soon will be required to meet. The first covenant currently requires the Company to maintain a minimum unrestricted cash balance of $40 million at all times. The second covenant, which is measured quarterly, becomes effective September 30, 2004, and will require the Company to maintain a ratio of at least
1.00 of consolidated earnings before interest, taxes, depreciation, amortization, and aircraft rent ("EBITDAR") to consolidated fixed charges, as defined in the agreement. The third covenant, which is also measured quarterly and becomes effective March 31, 2005, will require the Company to maintain a ratio less than 7.00 of consolidated indebtedness, as defined in the agreement, to EBITDAR.

Future maturities of long-term debt are as follows as of December 31, 2003 and as adjusted to reflect the issuance of the New Notes:


                                              Unamortized               Total Debt
                Cash Obligations at           Discount at           per Balance Sheet          Total Debt,
                 December 31, 2003         December 31, 2003        December 31, 2003          As Adjusted
                 -----------------         -----------------        -----------------          -----------
                                            (in thousands)

2004              $   53,340                  $ (1,695)                $   51,645              $  64,660

2005                  57,697                    (1,399)                    56,298                 69,313

2006                  30,456                    (1,094)                    29,362                 29,362

2007                  30,008                      (776)                    29,232                 29,232

2008                  51,172                      (386)                    50,786                 50,786

Thereafter           277,373                         -                    277,373                277,373
                  ----------                  --------                 ----------              ---------
                  $  500,046                  $ (5,350)                $  494,696              $ 520,726
                  ==========                  ========                 ==========              =========




Interest capitalized in connection with long-term asset purchase agreements and construction projects was $2.8 million, $7.8 million and $29.0 million in 2003, 2002 and 2001, respectively. The capitalized interest includes $1.9 million, $1.4 million and $14.7 million in 2003, 2002 and 2001, respectively, of interest paid to Boeing upon delivery of certain Boeing 737-800 and Boeing 757-300 aircraft in lieu of the Company making additional pre-delivery deposits, as allowed by the purchase agreement.

7.       Lease Commitments

At December 31, 2003, the Company had the following operating aircraft leases:

                                        Total Leased          Lease Expirations            Lease Terms
                                        ------------          -----------------            -----------
Lockheed L-1011-100                           1                     2005                    60 months
Boeing 727-200 (1)                            1                     2004                    72 months
Boeing 757-200 (2)                           16            Between 2008 and 2022          1 to 22 years
Boeing 757-300                               12                2023 and 2024                22 years
Boeing 737-800                               32            Between 2017 and 2024         15 to 22 years
SAAB 340B                                    15                2009 and 2012                9.5 years
Engines - Lockheed L-1011-500                 6                2006 and 2007                 7 years
Engines - Boeing 757-200                      5            Between 2008 and 2011          9 to 15 years
Engines - Boeing 757-300                      2                     2024                   22.5 years
Engines - Boeing 737-800                      2                     2021                    20 years


(1) As of December 31, 2003, this aircraft has been retired from revenue service, but the Company remains obligated on the lease. Accordingly, the Company has accrued the remaining rent payments due to the lessor.

(2) As of December 31, 2003, one newly delivered 757-200 aircraft was not yet on the Company's operating certificate.

The Company is responsible for all maintenance costs on these aircraft and engines, and it must meet specified airframe and engine return conditions upon lease expiration.

As of December  31,  2003,  the Company had other  long-term  leases  related to certain ground facilities, including terminal space and maintenance facilities and certain ground equipment, with lease terms that vary from 2 to 45 years and expire at various dates through 2040. The lease agreements relating to the ground facilities, which are primarily owned by governmental units or authorities, generally do not provide for transfer of ownership, nor do they contain options to purchase.

The Company leases its headquarters facility from the Indianapolis Airport Authority under an operating lease agreement, which expired in December 2002. The Company exercised an option to extend the lease another five years. The Company is responsible for maintenance, taxes, insurance and other expenses incidental to the operation of the facilities.

On January 30, 2004, the Company completed amendments of certain aircraft operating leases that were entered into in 2001, 2002 and 2003 with BCSC, GECAS and ILFC. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003, and March 31, 2005. The payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases. See "Note 2 - State of the Industry and Its Effects on the Company" for further information on the lease amendments. After giving effect to these amendments, the Company's future minimum lease payments at December 31, 2003, for noncancelable operating leases with initial terms of more than one year are as follows:



                                       Facilities
                     Flight            and Ground
                    Equipment          Equipment             Total
                    ----------------------------------------------
                                     (in thousands)

2004 (1)         $   194,730         $   12,573         $   207,303

2005                 255,832             10,185             266,017

2006                 307,166              9,119             316,285

2007                 308,887              9,270             318,157

2008                 302,942              6,894             309,836

Thereafter         2,440,899             21,084           2,461,983
                 -----------         ----------         -----------
                 $ 3,810,456         $   69,125         $ 3,879,581
                 ===========         ==========         ===========



(1) 2004 lease obligations include a refund of approximately $29.8 million related to lease payments made in 2003 due to completion of certain retroactive lease amendments on January 30, 2004. For further discussion, see "Note 2 - State of the Industry and Its Effects on the Company."

Rental expense for all operating leases in 2003, 2002 and 2001 was $250.7 million, $212.8 million and $119.2 million, respectively.

The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Forty-nine of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent that will be utilized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Twenty-four of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. The portion of the accrued liability that will be paid in the next twelve months is recorded as short- term accrued expenses while the remainder is recorded as long-term deferred items. Two of the Company's aircraft operating leases were structured whereby monthly cash rents and monthly book rents are equal. The table below summarizes the prepaid and accrued aircraft rents for 2003 and 2002 that result from this straight-line expense recognition as reported under the following captions on the Company's balance sheet:


                                                                          December 31,
                                                                      2003             2002
                                                                      ----             ----
                                                                         (In thousands)
Assets:


Prepaid expenses and other current assets (short-term)            $   3,879        $  2,280
Prepaid aircraft rent (long-term)                                   144,088          68,828
                                                                  ---------        --------
Total prepaid aircraft rent                                       $ 147,967        $ 71,108
                                                                  =========        ========

Liabilities:

Accrued expenses (short-term)                                     $  11,529        $  2,151
Other deferred items (long-term)                                     27,976          20,105
                                                                  ---------        --------
Total accrued aircraft rent                                       $  39,505        $ 22,256
                                                                  =========        ========

On January 30, 2004, the Company received a refund of $29.8 million related to payments made in 2003 under the original terms of certain retroactively amended leases. For further discussion, see "Note 2 - State of the Industry and Its Effects on the Company."

8. Income Taxes

The provision for income tax expense (credit) consisted of the following:



                                                                    December 31,
                                                        2003            2002             2001
                                                        -------------------------------------
                                                                   (In thousands)
Federal:
    Current                                             $   418    $  (15,743)      $   4,070
    Deferred                                                  -        (6,888)        (40,546)
                                                        -------    ----------       ---------
                                                            418       (22,631)        (36,476)
State:
    Current                                                 893           306             510
    Deferred                                                  -        (2,625)         (3,784)
                                                        -------    ----------       ---------
                                                            893        (2,319)         (3,274)
                                                        -------    ----------       ---------
Income tax expense (credit)                             $ 1,311    $  (24,950)      $ (39,750)
                                                        =======    ==========       =========



The income tax expense (credit) differed from the amount obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                                      December 31,
                                                         2003             2002             2001
                                                         --------------------------------------
                                                                     (In thousands)

Federal income tax (credit) at statutory rate       $    7,611       $   (67,975)     $  (40,626)

State income tax (credit) net of federal benefit           580            (4,108)         (2,328)

Non-deductible expenses                                  3,031             2,393           2,041

Valuation allowance                                     (9,871)           43,324               -

Other, net                                                 (40)            1,416           1,163
                                                    ----------       -----------      ----------
Income tax expense (credit)                         $    1,311       $   (24,950)     $  (39,750)
                                                    ==========       ===========      ==========



Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax liability and asset components are as follows:



                                                                                            December 31,
                                                                                     2003                 2002
                                                                                           (In thousands)
Deferred tax liabilities:

     Property and equipment                                                    $    22,325          $   15,353
                                                                               -----------          ----------
        Deferred tax liabilities                                                    22,325              15,353
                                                                               -----------          ----------
Deferred tax assets:


     Tax benefit of net operating loss carryforwards                                29,554              40,766


     Alternative minimum tax and other tax credit carryforwards                      1,689               1,261


     Vacation pay accrual                                                            7,418               6,526


     Deferred rent expense                                                           7,549               3,985


     Other deductible temporary differences                                          9,568               6,139
                                                                               -----------          ----------
        Deferred tax assets                                                         55,778              58,677
                                                                               -----------          ----------
Valuation allowance                                                                (33,453)            (43,324)
                                                                               -----------          ----------
        Net deferred tax asset                                                 $         -          $        -
                                                                               ===========          ==========


As of December 31, 2003 and 2002, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under accounting principles generally accepted in the United States that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other tax strategies, the Company recorded a full valuation allowance against its net deferred asset of $33.5 million at December 31, 2003 and $43.3 million at December 31, 2002.

The Company utilized a portion of its net operating loss carryovers to offset taxable income in 2003. As a result, in 2003 the Company paid $0.4 million in alternative minimum tax and recorded this as a current tax expense, together with $0.9 million in state and local income taxes.

Approximately $76.3 million of net operating loss carryover remains as of December 31, 2003. Its use is limited to future taxable income of the Company. The carryover will expire starting in 2020.

9. Retirement Plan

The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees immediately upon hire. The Company has elected to contribute an amount equal to 60.0% in 2003 and 2002, and 55.0% in 2001, of the amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 2003, 2002 and 2001 were $6.8 million, $5.2 million and $4.7 million, respectively.

Effective January 1, 2003, the Company implemented a defined contribution plan for cockpit crewmember employees that will be fully funded by the Company. In the 2003 plan year, the Company contributed between 4.0% and 6.5% of each cockpit crewmember's eligible earnings, depending on years of service with the Company. The contribution percentages increase in future plan years, escalating to between 5.5% and 12.0% of each cockpit crewmember's eligible earnings in 2006. New cockpit crewmembers are eligible for the plan immediately upon hire. Contributions vest after five years of service. The contribution expense for this plan in 2003 was $6.1 million.

10. Shareholders' Deficit

Since 1994, the Company's Board of Directors has approved the repurchase of up to 1,900,000 shares of the Company's common stock. As of December 31, 2003, the Company had repurchased 1,711,440 common shares at a cost of $24.8 million. Currently, the Company is unable to repurchase common stock due to certain debt covenants under its Senior Note indentures.

The Company's 1993 Incentive Stock Plan for Key Employees ("1993 Plan") authorizes the grant of options for up to 900,000 shares of the Company's common stock. The Company's 1996 Incentive Stock Plan for Key Employees ("1996 Plan") authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. The Company's 2000 Incentive Stock Plan for Key Employees ("2000 Plan") authorizes the grant of options for up to 3,000,000 shares of the Company's common stock. Options granted have five- to 10-year terms and generally vest and become fully exercisable over specified periods of up to three years of continued employment.

A summary of common stock option changes follows:



                                                         Number          Weighted-Average
                                                       of Shares          Exercise Price
                                                       ---------          --------------
Outstanding at December 31, 2000                       2,910,473             $ 14.19
                                                       ---------             -------
     Granted                                             106,600               12.21

     Exercised                                          (181,949)               9.18

     Canceled                                           (121,075)              21.60
                                                       ---------             -------
Outstanding at December 31, 2001                       2,714,049               14.14
                                                       ---------             -------
     Granted                                                   -                   -

     Exercised                                           (54,261)               8.27

     Canceled                                           (272,013)              19.13
                                                       ---------             -------
Outstanding at December 31, 2002                       2,387,775             $ 13.71
                                                       =========            ========
     Granted                                                   -                   -

     Exercised                                           (26,400)               8.01

     Canceled                                           (592,676)              14.88
                                                       ---------             -------
Outstanding at December 31, 2003                       1,768,699            $  13.40
                                                       =========            ========
Options exercisable at December 31, 2001               2,528,633            $  13.80
                                                       =========            ========
Options exercisable at December 31, 2002               2,329,076            $  13.69
                                                       =========            ========
Options exercisable at December 31, 2003               1,761,033            $  13.40
                                                       =========            ========


Options outstanding at December 31, 2003, expire from January 2004 to November 2011. A total of 3,084,997 shares are reserved for future grants as of December 31, 2003, under the 1993, 1996 and 2000 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:


Range of Exercise Prices                                     $6 - $8            $9 - $14           $15 - $19           $20 - $27
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding:
  Weighted-Average Remaining Contractual Life               4.1 years           3.5 years          6.0 years           5.0 years
   Weighted-Average Exercise Price                          $    7.96           $    9.28          $   15.64           $   26.04
   Number                                                     150,500             994,924            284,925             338,350
Options exercisable:
   Weighted-Average Exercise Price                          $    7.96           $    9.27          $   15.64           $   26.06
    Number                                                    150,500             988,258            284,925             337,350




In November 2002, in connection with the guaranteed term loan agreement (See "Note 6 - Debt"), the Company issued 1,478,059 warrants to the Federal Government and 194,089 warrants to other loan participants.

The warrants provide for the purchase of shares of the Company's common stock at an exercise price of $3.53 per share for a term of ten years.

For accounting purposes, the warrants were valued at $7.4 million, or $4.44 per share. This estimate was made using the Black-Scholes warrant pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 3.32%; expected market price volatility of 0.68; weighted-average expected warrant life of ten years; and no dividends.

The Black-Scholes warrant valuation model was developed for use in estimating the fair value of traded warrants, which have no vesting restrictions and are fully transferable. In addition, warrant valuation models use highly subjective assumptions, including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

As of December 31, 2003, the Company had 6,671,631 common stock shares reserved for issuance in relation to its outstanding stock options, warrants, and convertible redeemable preferred stock. See "Note 11 - Redeemable Preferred Stock" for additional information.

11.  Redeemable Preferred Stock

In the last half of 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The annual rate is subject to an increase to 8.44% on the liquidation amount ($100,000 per share) if the Company fails to pay any quarterly dividend within ten days of the due date. Once dividends in arrears have been paid in full, the rate returns to the original annual rate of 5.0%. The Series B Preferred is convertible into shares of the Company's common stock at a conversion rate of 6,381.62 shares of common stock per share of Series B Preferred, at a conversion price of $15.67 per share of common stock, subject to antidilution adjustments. Shares may be converted into shares of the Company's common stock at any time up to the mandatory redemption date. The Series B Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series B Preferred no later than September 20, 2015. Optional redemption by the Company may occur at 103.6% of the liquidation amount beginning September 20, 2003, decreasing 0.3% of the liquidation amount per year to 100.0% of the liquidation amount, plus cumulative unpaid dividends, if any, at the mandatory redemption date of September 20, 2015. Shares of Series B Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series B Preferred; (2) if six quarterly dividends go unpaid, the owner of Series B Preferred, together with the owner of Series A Preferred (as defined below) and the owners of any other preferred stock ranking equal to Series B Preferred, will be entitled to elect at the next annual shareholders meeting 25% of the Company's Board of Directors, but no less than two directors; and (3) increases in the number of authorized shares of Series B Preferred and authorizations of preferred stock ranking senior to Series B Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock.

Also, in the last half of 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. Optional redemption by the Company may occur at a redemption premium of 50.0% of the dividend rate beginning December 28, 2003, decreasing 10.0% per year to 20.0% of the dividend rate commencing December 28, 2006, and to 0.0% after the seventh year after issuance, plus cumulative unpaid dividends, if any. Shares of Series A Preferred have the right to vote on or consent to only the following matters (in addition to any voting rights otherwise required by law): (1) amendments to the Company's Articles of Incorporation which are adverse to the holders of Series A Preferred; (2) if three semiannual dividends go unpaid, the owner of Series A Preferred, together with the owner of Series B Preferred and the owners of any other preferred stock ranking equal to Series A Preferred, will be entitled to elect at the next annual shareholders' meeting 25% of the Company's Board of Directors, but no less than three directors; (3) approval of (a) an acquisition by the Company or one of its subsidiaries of assets and liabilities from a third party the net asset value of which equals 10% of the Company's net consolidated assets in its most recent publicly available balance sheet, or (b) a merger by the Company or one of its subsidiaries with a third party involving an acquisition or disposition of more than 10% of the Company's consolidated net assets in its most recent publicly available balance sheet (other than a disposition of all the Company's L-1011 or Boeing 727 aircraft) that, in either case, results in a downgrade of the Company's credit rating by Moody's to "C1" or by Standard & Poor's to "C+," unless the Company offers to redeem the Series A Preferred prior to that transaction at a price equal to the liquidation amount plus accrued and unpaid dividends to the redemption date; and (4) increases in the number of authorized shares of Series A Preferred and authorizations of preferred stock ranking senior to Series A Preferred. Votes will be allocated among holders of preferred stock based on the percentage owned by each holder of the total liquidation amount of all series of preferred stock. The Company has the right on any date on which dividends are payable to exchange in whole but not in part subordinated notes for shares of Series A Preferred; the principal amount of any exchanged subordinated notes will equal the liquidation amount of the shares of Series A Preferred, plus any accrued and unpaid dividends.

Prior to and as of December 31, 2003, the Company's unsecured senior notes indentures relating to the 2004 Notes and 2005 Notes contained certain restricted payment covenants which limited the Company's ability to pay preferred stock dividends. At the end of the third quarter of 2002, that covenant no longer permitted payment of preferred dividends. The Company accrued preferred dividends at the appropriate rates plus interest for the payments due between December 15, 2002 and December 31, 2003. In January 2004, as a result of completion of the exchange offers, the restricted payment covenants for the 2004 Notes and 2005 Notes were removed. In addition, the restricted payment covenants in the Senior Note indentures for the 2009 Notes and 2010 Notes permits the Company to pay preferred stock dividends. Concurrently with the completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears, including interest, totaling $9.7 million. See "Note 2 - State of the Industry and Its Effects on the Company" for more information about the exchange offer.

12.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                                    2003                    2002                  2001
                                                                    --------------------------------------------------
Numerator:
   Net income (loss)                                         $  20,434,000          $  (169,264,000)       $  (76,317,000)
   Preferred stock dividends                                    (4,642,000)              (5,720,000)           (5,568,000)
                                                             -------------          ---------------        --------------
   Income (loss) available to common shareholders -
   numerator for basic earnings per share                       15,792,000             (174,984,000)          (81,885,000)
                                                             -------------          ---------------        --------------

   Effect of dilutive securities:

     Convertible redeemable preferred stock dividend             2,532,000                        -                     -
                                                             -------------          ---------------        --------------
   Numerator for diluted earnings per share                  $  18,324,000          $  (174,984,000)       $  (81,885,000)
                                                             =============          ===============        ==============

Denominator:
   Denominator for basic earnings per share - adjusted
   weighted average shares                                      11,773,713               11,711,906            11,464,125
                                                             =============          ===============        ==============
   Effect of dilutive securities:

     Employee stock options                                            119                        -                     -

     Warrants                                                      780,518                        -                     -

     Convertible redeemable preferred stock                      1,914,486                        -                     -
                                                              -------------          ---------------        --------------
     Dilutive potential securities                               2,695,123                        -                     -

   Denominator for diluted earnings per share - adjusted
   weighted average shares                                      14,468,836               11,711,906            11,464,125
                                                             =============          ===============        ==============
Basic income (loss) per share                                $        1.34          $        (14.94)       $        (7.14)
                                                             =============          ===============        ==============
Diluted income (loss) per share                              $        1.27          $        (14.94)       $        (7.14)
                                                             =============          ===============        ==============

In accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share," 1,914,486 common stock equivalent shares, upon conversion of convertible redeemable preferred stock in 2002 and 2001, have been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 59,400 and 553,025 employee stock options in 2002 and 2001 was not included in the computation of diluted earnings per share because their effect would be antidilutive. In 2002, the impact of the 1,002,112 incremental shares from the assumed exercise of warrants issued in conjunction with the guaranteed term loan were not included in the computation of diluted earnings per share because their effect would be antidilutive.

13.  Commitments and Contingencies

The Company has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2005 and December 2005. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing acceptable to the Company, these deliveries can be delayed for one year periods annually for up to five years. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of December 31, 2003, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of December 31, 2003, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

The Company has an agreement to lease one additional Boeing 737-800 under an operating lease from ILFC, which is currently scheduled for delivery in May 2004.

The Company has an agreement with GECAS to lease one additional Boeing 737-800 currently scheduled for delivery in November 2004.

The Company has an agreement with General Electric to purchase four CFM56-7827 spare engines, which are currently scheduled for delivery between 2005 and 2008.

The Company intends to finance all future aircraft and engine deliveries under purchase agreements with leases accounted for as operating leases. The Company has estimated the amount of payments for these expected future lease obligations, using the terms of leases for comparable aircraft currently in place. The estimated future payments for these nine future aircraft deliveries and four spare engines, which do not include obligations for leases currently in place, are shown in the following table:



                    Expected
                     Future
                      Lease
                   Obligations
                   -----------
                 (in thousands)


2004              $    3,101

2005                  18,893

2006                  42,527

2007                  54,507

2008                  39,816

Thereafter           483,380
                  ----------
                  $  642,224
                  ==========


The Company paid cash consideration of $7.8 million related to the exchange of the 2004 Notes and $5.2 million related to the exchange of the 2005 Notes upon the completion of the exchange offers on January 30, 2004. Also, with the completion of the exchange offers, the Company has additional 2009 Notes of $7.8 million outstanding and additional 2010 Notes of $5.3 million outstanding upon completion of the exchange offers, which mature in 2005. The cash consideration paid on January 30, 2004 and the additional notes were not recorded as a liability on the Company's balance sheet as of December 31, 2003. See "Note 2 - State of the Industry and Its Effect on the Company" for additional information on the exchange offers.

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

14.    Segment Reporting

The Company's revenues are derived principally from the sale of scheduled service or charter air transportation to customers domiciled in the United States. The most significant component of the Company's property and equipment is aircraft and related improvements and parts. All aircraft are registered in the United States. The Company therefore considers all property and equipment to be domestic.

The U.S. Government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. Government revenues accounted for 19.6%, 13.9% and 13.1% of consolidated revenues for 2003, 2002 and 2001, respectively.

15.   Fuel Price Risk Management

During 2002 and 2001, the Company entered into fuel hedge contracts to minimize the risk of fuel price fluctuations. The Company hedged fuel using heating oil swap agreements, which establish swap prices for designated periods. The Company did not enter into any fuel hedge contracts in 2003. The Company accounted for its fuel hedge contracts in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives that are hedges, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

In accordance with FAS 133, the Company accounted for its heating oil swap agreements as cash flow hedges. All changes in fair value of the heating oil swap agreements during 2002 and 2001 were effective for purposes of FAS 133, so valuation changes were recognized throughout these years in other comprehensive income and were included in earnings as a component of fuel expense only upon settlement of each agreement. In 2002, the Company recognized hedging gains of $0.5 million on settled contracts in fuel expense, and, in 2001, the Company recognized losses on settled contracts of $2.6 million in fuel expense.

16.   Fleet Impairment

Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets ("FAS 144"), which superseded FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"). However, the Company continues to account for the fleet and related assets that were impaired prior to January 1, 2002, and classified as held for sale, under FAS 121, as required by FAS 144.

Following the events of September 11, 2001, the airline industry began experiencing excess capacity as consumer demand for scheduled service declined. At the same time, the Company was taking delivery of a significant number of new Boeing 737-800 and 757-300 aircraft, which it planned to utilize in its scheduled service markets. To adjust its capacity to new market demands, the Company decided to retire its Boeing 727-200 fleet earlier than originally planned. Before September 11, 2001, the Company had a plan in place to gradually retire these aircraft between mid-2001 and mid-2002. The Company accelerated this plan by retiring certain individual aircraft earlier than planned and the Company retired all of these aircraft from service by May 31, 2002. As the Company retired the Boeing 727-200 aircraft, it contributed them to BATA to re-market these aircraft to third parties. See "Note 1 - Significant Accounting Policies - Investment in BATA, LLC." In accordance with FAS 121, the Company recorded an impairment charge of $44.5 million in 2001. In accordance with FAS 121, the Company continues to monitor current fair market values of previously impaired assets. In 2003, the Company recorded an additional asset impairment charge of $5.3 million against its remaining net book value of Boeing 727-200 aircraft (recorded as an investment in the BATA joint venture), as compared to $35.9 million in impairment charges recorded in 2002. The current estimate of this fleet's fair market value is based on quoted market prices and estimated salvage values. The carrying amount of one Boeing 727-200 that was not contributed to BATA, with related assets, is classified as long-term assets held for sale in the accompanying balance sheet in accordance with FAS 121.

Also in 2001, for reasons similar to those described above, the Company retired certain Lockheed L-1011-50 and 100 aircraft, and determined that the remaining Lockheed L-1011-50 and 100 fleet and related rotable parts and inventory were impaired under FAS 121. The Company recorded an impairment charge of $67.8 million relating to this fleet in 2001. In 2002, the Company retired three owned L-1011-50 aircraft by removing them from revenue service, which resulted in a charge of $9.0 million, and recorded an additional asset impairment charge of $7.6 million against its remaining net book value of Lockheed L-1011-50 and 100 aircraft and related parts. No such charges were recorded in 2003. In accordance with FAS 144, the Company continues to monitor the fair market values of these assets. The Company estimates this fleet's fair market value using discounted cash flow analysis. The carrying amount of these assets is classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheets, since the Company is still flying two of these aircraft. The assets are being depreciated in conjunction with the planned fleet retirement schedule.

In 2002, the Company recorded a charge of $14.2 million related to the retirement of one owned L-1011-500 aircraft. As a result, the Company began evaluating this fleet and related parts and inventory for impairment under FAS
144. Through the end of 2003, the Company concluded from its analysis that this fleet was unimpaired.

17.   Goodwill and Other Intangible Assets

The Company has no material intangible assets other than goodwill. The Company's goodwill is related to its ATALC, ATA Cargo and Chicago Express subsidiaries, which were acquired in 1999. Prior to the adoption of FAS 142 by the Company in the first quarter of 2002, the Company amortized goodwill on a straight-line basis over 20 years in accordance with APB 17. The Company recorded no goodwill amortization expense in 2003 and 2002, as provided by FAS 142. The Company recorded $1.3 million of goodwill amortization in 2001.

As required by FAS 142, the Company performed its goodwill impairment test in the fourth quarter of 2002. The Company identified two FAS 142 reporting units for ATALC. The ATALC brands outsourced to MTC were one reporting unit. The other reporting unit related to the Key Tours brands ("KTI") that sold Canadian rail packages and ground packages in Las Vegas. In the 2002 goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the MTC reporting unit was not impaired. However, the estimated fair value of the KTI reporting unit was lower than the carrying amount, and an impairment loss of $6.9 million, reflecting the total goodwill balance for KTI, was recorded in the fourth quarter of 2002. As of December 31, 2003, the Company has ceased marketing the KTI brands.

In accordance with FAS 142, the Company performed its second annual goodwill impairment test in the fourth quarter of 2003 and determined that the goodwill related to Chicago Express, ATA Cargo and the MTC reporting unit was not impaired. In both years, the fair values of all of the Company's reporting units were estimated using discounted future cash flows since market quotes were not readily available.

18.    Related Party Transactions

J. George Mikelsons, the Company's Chairman and Chief Executive Officer, is the sole owner of Betaco, Inc., a Delaware corporation ("Betaco"). Betaco currently owns two airplanes, a Cessna Citation II and a Lear Jet, and two helicopters, a Bell 206B Jet Ranger III and a Bell 206L-3 LongRanger. The two airplanes are leased or subleased to ATA. The Jet Ranger III and LongRanger helicopters are leased to ATA ExecuJet, Inc. ("ExecuJet"), a subsidiary of ATA Holdings Corp. ExecuJet used the Jet Ranger III for third-party charter flying and subleases the LongRanger to an Indianapolis television station.

The lease for the Cessna Citation currently requires a monthly payment of $37,500 for a term beginning July 25, 2001, and ending on July 24, 2004. The lease for the Lear Jet required a monthly payment of $33,600 for a term beginning December 24, 2001, and ending December 23, 2003. The lease for the
Lear Jet is currently operating on a month-to-month basis and is being renegotiated. The lease for the JetRanger III currently requires a monthly payment of $3,500 for a term beginning November 1, 2002, and ending November 1, 2005. The lease for the LongRanger requires a monthly payment of $7,350 for a term beginning December 11, 2001, and ending October 31, 2005. The Company believes that the current terms of the leases and subleases with Betaco for this equipment are no less favorable to the Company than those that could be obtained from third parties.

Since 1996, the Company and Mr. Mikelsons have had an arrangement pursuant to which the Company provides certain domestic employees of Mr. Mikelsons with salary, health insurance and other non-cash benefits. The Company invoiced Mr. Mikelsons quarterly for the full amount of such benefits. Prior to 2003, the timing of payments from Mr. Mikelsons to the Company had been inconsistent. Beginning in 2003, Mr. Mikelsons has reimbursed the Company prior to the date of each salary payment for these employees.

In 2004, the Company will pay approximately $296,000 in annual compensation, plus associated non-cash benefits, to six employees who serve as the crew for one boat owned by Betaco and another company owned by Mr. Mikelsons. In 2003, the Company paid approximately $258,000 for five employees. Under an agreement dated as of July 1, 2002, the Company agreed to pay for these employees in exchange for its use of the boat for business purposes (e.g., the entertainment of clients, customers and vendors of the Company). To the extent that for any fiscal year the crew's compensation, plus associated non-cash benefits, exceeds 75% of the amount that would have been charged by an outside third party under a fair market rental contract for the Company's actual business use of the boat, Mr. Mikelsons is responsible for paying the difference. In 2003, the Company's use of the boat resulted in no payments by Mr. Mikelsons to the Company.

As of December 31, 2003, Mr. Mikelsons owes $668,029 to the Company pursuant to the arrangements relating to the domestic employees and the crew. In 2002, the Company has also paid Mr. Mikelsons a total of $120,000 in connection with use of the boat by ATA prior to the July 1, 2002, agreement. While there have been other business uses of the boat by the Company, Mr. Mikelsons has determined not to seek reimbursement for them.

19.  Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The FASB amended FIN 46 in December 2003. FIN 46, as amended, requires that companies ("primary beneficiaries") that absorb a majority of a variable interest entity's ("VIE") losses, or receive a majority of a VIE residual returns, consolidate the entity. The accounting provisions of FIN 46 are required to be applied to VIE within the first quarter ending after March 15, 2004. The related disclosure requirements were effective upon issuance of FIN 46. The Company does not expect FIN 46 to have a material impact on the Company.

The Company has identified BATA as a VIE under FIN 46 in which the Company has a significant variable interest. The Company has determined that it is not the primary beneficiary of BATA under FIN 46 and is not required to consolidate BATA. As of December 31, 2003, the Investment in BATA on the consolidated balance sheet was $14.7 million.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is required to be applied immediately to instruments entered into or modified after May 31, 2003 and applied to previously existing instruments as of the beginning of the first interim financial reporting period beginning after June 15, 2003.

According to the provisions of FAS 150, the Company reclassified its 500 shares of Series A Preferred as a liability on the Company's balance sheet effective July 1, 2003. Per FAS 150, the Series A Preferred has not been reclassified on the balance sheet as of December 31, 2002. Also effective July 1, 2003, dividends accrued or paid to the owners of Series A redeemable preferred stock are classified as interest expense on the Company's consolidated statement of operations. FAS 150 does not modify accounting standards applicable to the Company's 300 shares of Series B Preferred.

20. Subsidiary Guarantees

ATA Holdings Corp. has issued unsecured senior note indentures which are fully and unconditionally and jointly and severally guaranteed on an unsecured basis by the following subsidiaries: ATA, Ambassadair Travel Club Inc., ATALC, Amber Travel Inc., American Trans Air Training Corporation, ExecuJet, Chicago Express and ATA Cargo. The subsidiary guarantors are 100%-owned subsidiaries. ATA
Holdings Corp. has no independent assets or operations and the guarantor subsidiaries generated 99.8% and 100.0% of the consolidated revenues and net profits of the Company, respectively, for the years ended December 31, 2002 and 2003. Therefore, condensed consolidating financial information is not presented.

21.  Subsequent Event

On March 1, 2004, the Company amended its agreement with its credit card processing bank to reflect a further extension for the processing of sales charges on MasterCard and Visa cards until March 31, 2005. The credit card processing bank agreed to reduce the holdback percentage for sales for future travel to 75% effective with the execution of the amendment. The effect of decreasing the holdback percentage from 100% to 75% increased the Company's cash balance by approximately $21 million based on the holdback balance at March 1, 2004. The amended agreement provides quarterly financial covenants under which the Company may maintain a holdback at 75% or 50% of sales for future travel, but at no time during the life of the amendment will the holdback be lower than 50% of sales for future travel. However, the Company can provide no assurances that it will be able to maintain the percentage of holdback below 100% in future periods under this amendment.

22. Selected Supplemental Quarterly Data (Unaudited)


                                 Financial Statements and Supplementary Data
                                     ATA Holdings Corp. and Subsidiaries
                                       2003 Quarterly Financial Summary
                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                 3/31           6/30 (1)    9/30            12/31 (1)
-----------------------------------------------------------------------------------------------------------

Operating revenues                                 $ 373,629      $ 388,122    $ 387,703       $ 369,079

Operating expenses                                   372,109        332,177      358,237         378,469

Operating income (loss)                                1,520         55,945       29,466          (9,390)

Other expenses                                       (12,512)       (12,630)     (14,432)        (16,222)

Income (loss) before income taxes                    (10,992)        43,315       15,034         (25,612)

Income taxes (credits)                                     -              -        7,311          (6,000)

Preferred stock dividends                                375          2,485        1,149             633

Income (loss) available to common shareholders     $ (11,367)     $  40,830    $   6,574       $ (20,245)

Net income (loss) per common share - basic         $   (0.97)     $    3.47    $    0.56       $   (1.72)

Net income (loss) per common share - diluted       $   (0.97)     $    2.93    $    0.53       $   (1.72)




                                 Financial Statements and Supplementary Data
                                     ATA Holdings Corp. and Subsidiaries
                                      2002 Quarterly Financial Summary
                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------
(In thousands,  except per share data)                 3/31           6/30 (1)     9/30 (1)       12/31 (1)
-----------------------------------------------------------------------------------------------------------

Operating revenues                                 $ 330,570      $ 318,541    $ 317,289       $ 310,970

Operating expenses                                   320,512        377,834      376,933         362,128

Operating income (loss)                               10,058        (59,293)     (59,644)        (51,158)

Other expenses                                        (7,416)        (9,690)      (7,723)         (9,348)

Income (loss) before income taxes                      2,642        (68,983)     (67,367)        (60,506)

Income taxes (credits)                                   762        (13,585)      (6,746)         (5,381)

Preferred stock dividends                                375          2,485          375           2,485

Income (loss) available to common shareholders     $   1,505      $ (57,883)   $ (60,996)      $ (57,610)

Net income (loss) per common share - basic         $    0.13      $   (4.92)   $   (5.18)      $   (4.90)

Net income (loss) per common share - diluted       $    0.12      $   (4.92)   $   (5.18)      $   (4.90)


(1) Operating results for the years ended December 31, 2003 and 2002 include the following items:


                                                         2003
Quarter Ended                               3/31        6/30         9/30          12/31         Total
                                            ----        ----         ----          -----         -----

Aircraft impairments and retirements      $    -     $      -    $      -       $ (5,288)    $  (5,288)

U.S. Government grants                         -       37,156           -              -        37,156
                                            ----      --------    --------       --------     ---------
Total - income (loss)                     $    -     $ 37,156    $      -       $ (5,288)    $  31,868
                                            ====      ========    ========       ========     =========

                                                         2002
Quarter Ended                               3/31        6/30         9/30          12/31         Total
                                            ----        ----         ----          -----         -----
Aircraft impairments and retirements      $    -     $(17,241)   $(34,381)      $(15,165)    $ (66,787)

U.S. Government grants                         -      (15,210)          -         (1,011)      (16,221)

Goodwill impairments                           -            -           -         (6,893)       (6,893)
                                            ----      --------    --------       --------     ---------
Total - income (loss)                     $    -     $(32,451)   $(34,381)      $(23,069)    $ (89,901)
                                            ====      ========    ========       ========     =========



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change of auditors or disagreements on accounting methods has occurred which would require disclosure hereunder.

Item 9a.  Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Since December 31, 2003, there have not been any significant changes in the internal controls or in other factors that could significantly affect the internal controls.

PART III

Item 10.   Directors and Officers of the Registrant

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 2004.

Item 11.   Executive Compensation

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 2004.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 2004.

Item 13.   Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 2004.

Item 14.  Principal Accountant Fee and Services

Incorporated herein by reference to the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 2004.

PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) (1)      Financial Statements

                  The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                  o Consolidated Balance Sheets for the years ended December 31, 2003 and 2002

                  o Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

                  o Consolidated Statements of Changes in Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001 o Consolidated Statementsof Cash Flows for the years ended December 31, 2003, 2002 and 2001

                  o  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule

                  The following consolidated financial information for the years 2003, 2002 and 2001 is included in Item 15d:

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

     (b) Reports on Form 8-K filed during the quarter ending  December 31, 2003:

               Report filed on October 14, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on October 20, 2003, furnishing items under Item 9. Regulation FD Disclosure.

               Report filed on October 21, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on October 27, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on November 10, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on November 24, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on December 8, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on December 15, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Report filed on December 22, 2003, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     (c)      Exhibits

              See the Index to Exhibits attached to this report.

     (d)      Financial Statement Schedule

              See Schedule II - Valuation and Qualifying Accounts.



Item 15d.  Valuation and Qualifying Accounts                                                                            Schedule II

                                                        (Dollars in thousands)
COLUMN A                                                  COLUMN B              COLUMN C               COLUMN D        COLUMN E
--------                                                  --------              --------               --------        --------
                                                                                Additions
                                                                                ---------

                                                                                      Charged to
                                                         Balance at     Charged to       Other
                                                        Beginning of    Costs and     Accounts -    Deductions -     Balance at
Description                                               Period        Expenses      Describe       Describe       End of Period
-----------                                               ------        --------      --------       --------       -------------
Year ended December 31, 2001:
 Deducted from asset accounts:
  Allowance for doubtful accounts                          1,191           2,213         -            1,878 (1)         1,526

  Allowance for obsolescence - Inventory                  13,112           3,481         -            5,688 (2)        10,905
                                                       ---------        --------       ---         --------         ---------
 Totals                                                $  14,303        $  5,694       $ -         $  7,566         $  12,431
                                                       =========        ========       ===         ========         =========

Year ended December 31, 2002:
 Deducted from asset accounts:

  Allowance for doubtful accounts                          1,526           2,605         -            1,756 (1)         2,375

  Allowance for obsolescence - Inventory                  10,905           4,258         -              433 (2)        14,730

  Valuation allowance for net deferred tax asset               -          43,324         -                -            43,324
                                                       ---------        --------       ---         --------         ---------
 Totals                                                $  12,431        $ 50,187       $ -         $  2,189         $  60,429
                                                       =========        ========       ===         ========         =========

Year ended December 31, 2003:
 Deducted from asset accounts:

  Allowance for doubtful accounts                          2,375           1,383         -            2,370 (1)         1,388

  Allowance for obsolescence - Inventory                  14,730           6,493         -                -            21,223

  Valuation allowance for net deferred tax asset          43,324               -         -            9,871 (3)        33,453
                                                       ---------        --------       ---         --------         ---------
 Totals                                                $  60,429        $  7,876       $ -         $ 12,241         $  56,064
                                                       =========        ========       ===         ========         =========



(1)   Uncollectible accounts written off, net of recoveries.

(2)   Reduction of obsolescence allowance in 2001 of $5.4 million resulted from the FAS 121 impairment write-down of Lockheed
L-1011-50 and 100 inventory and Boeing 727-200 inventory.  The  reduction in 2002 , and the remainder of the 2001 reduction in obsolescence allowance, related to inventory items transferred to flight equipment or sold.

(3)  The net reduction in the valuation allowance is primarily related to the utilization of net operating losses in 2003.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ATA Holdings Corp.
                                                        (Registrant)


Date:   March 30, 2004         by /s/ J. George Mikelsons
                               J. George Mikelsons
                               Chairman and Chief Executive Officer
                               On behalf of the Registrant and as Director

Date:   March 30, 2004         /s/ James W. Hlavacek
                               James W. Hlavacek
                               Vice Chairman
                               Director

Date:   March 30, 2004         /s/ David M. Wing
                               David M. Wing
                               Executive Vice President and
                               Chief Financial Officer
                               Director

Date:   March 30, 2004         /s/ Robert A. Abel
                               Robert A. Abel
                               Director

Date:   March 30, 2004         /s/ Claude E. Willis
                               Claude E.Willis
                               Director

Date:   March 30, 2004         /s/ Andrejs P. Stipnieks
                               Andrejs P. Stipnieks
                               Director

Date:   March 30, 2004         /s/ Gilbert F. Viets
                               Gilbert F. Viets
                               Director

                                Index to Exhibits

Exhibit No.

2.1 Agreement and Plan of Merger between INDUS Acquisition Company and Amtran, Inc. (incorporated by reference to Annex A to the Preliminary Proxy Statement on Schedule 14A filed by Amtran, Inc. on June 29, 2001).

3(i)(a) Restated Articles of Incorporation of Amtran, Inc. (incorporated by reference to Exhibit 3(a) to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

3(i)(b) Articles of Amendment to the Restated Articles of Incorporation adopted as of September 19, 2000 (incorporated by reference to Exhibit 3(i)(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

3(i)(c) Articles of Amendment to the Restated Articles of Incorporation adopted as of December 28, 2000 (incorporated by reference to Exhibit 3(i)(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

3(ii)Bylaws of Amtran,  Inc., as amended  (incorporated  by reference to Exhibit
     3(b) to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

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

4.5 Indenture relating to Senior Notes due 2009 dated as of January 30, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.6 Indenture relating to Senior Notes due 2010 dated as of January 30, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.7 Second Supplemental Indenture relating to 10 1/2% Senior Notes due 2004 dated as of January 30, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.8 Second Supplemental Indenture relating to 9 5/8% 2005 notes due 2004 dated as of January 21, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.4 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.9 Third Supplemental Indenture relating to 9 5/8% Senior Notes due 2005 dated as of January 30, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.5 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.10 Registration Rights Agreement dated as of January 30, 2004, among ATA Holdings Corp., as issuer, ATA Airlines, Inc., Ambassadair Travel Club, Inc., ATA Leisure Corp., Amber Travel, Inc., American Trans Air Training Corporation, American Trans Air ExecuJet, Inc., ATA Cargo, Inc. and Chicago Express Airlines, Inc., as guarantors, and Wells Fargo Bank Northwest, National Association, as trustee (Incorporated by reference to Exhibit 4.6 to ATA Holding Corp.'s Registration Statement on Form S-4 dated February 13, 2004, File No. 333-112827).

4.11 Pass Through Trust Agreement, dated as of March 28, 2002, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2002-1A Pass Through Trust and the issuance of 8.328% Initial American Trans Air 2002-1A Pass Through Certificates and 8.328% Exchange American Trans Air 2002-1A Pass Through Certificates (incorporated by reference to Exhibit 4.5 to ATA Holdings Corp.'s Registration Statement on Form S-4 dated November 22, 2002, File No. 333-101423).

4.12 Pass Through Trust Agreement, dated as of March 28, 2002, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2002-1B Pass Through Trust and the issuance 10.699% Initial American Trans Air 2002-1 B Pass Through Certificates and 10.699% Exchange American Trans Air 2002-1B Pass Through Certificates (incorporated by reference to Exhibit 4.6 to ATA Holdings Corp.'s Registration Statement on Form S-4 dated November 22, 2002, File No. 333-101423).

4.13 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1G-O Pass Through Trust and the issuance of 8.039% Initial American Trans Air 2000-1G-O Pass Through Trust Certificates and 8.039% Exchange American Trans Air 2000-1G-O Pass Through Certificates (incorporated by reference to Exhibit 4.5 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.14 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1G-S Pass Through Trust and the issuance of 8.039% Initial American Trans Air 2000-1G-S Pass Through Certificates and 8.039% Exchange American Trans Air 2000-1G-S Pass Through Certificates (incorporated by reference to Exhibit 4.6 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.15 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-O Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-O Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-O Pass Through Certificates (incorporated by reference to Exhibit 4.7 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.16 Pass Through Trust Agreement, dated as of February 15, 2000, between American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 2000-1C-S Pass Through Trust and the issuance of 9.644% Initial American Trans Air 2000-1C-S Pass Through Certificates and 9.644% Exchange American Trans Air 2000-1C-S Pass Through Certificates (incorporated by reference to Exhibit 4.8 to Amtran, Inc.'s Registration Statement on S-4 dated August 11, 2000, File No. 333-43606).

4.17 Purchase and Investor Rights Agreement dated as of December 13, 2000, between Amtran, Inc. and Boeing Capital Corporation. (incorporated by reference to Exhibit 4.9 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.18 Purchase and Investor Rights Agreement dated as of September 19, 2000, between Amtran, Inc. and International Lease Finance Corporation. (incorporated by reference to Exhibit 4.10 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.19 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1A Pass Through Trust and the issuance of 7.37% American Trans Air 1996-1A Pass Through Trust Certificates (incorporated by reference to Exhibit 4.11 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.20 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1B Pass Through Trust and the issuance of 7.64% American Trans Air 1996-1B Pass Through Trust Certificates (incorporated by reference to Exhibit 4.12 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.21 Pass Through Trust Agreement, dated as of December 16, 1996, among Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1996-1C Pass Through Trust and the issuance of 7.82% American Trans Air 1996-1C Pass Through Trust Certificates (incorporated by reference to Exhibit 4.13 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.22 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1A-O Pass Through Trust and the issuance of 6.99% American Trans Air 1997-1A-O Pass Through Trust Certificates (incorporated by reference to Exhibit 4.14 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.23 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1A-S Pass Through Trust and the issuance of 6.99% American Trans Air 1997-1A-S Pass Through Trust Certificates (incorporated by reference to Exhibit 4.15 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.24 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1B-O Pass Through Trust and the issuance of 7.19% American Trans Air 1997-1B-O Pass Through Trust Certificates (incorporated by reference to Exhibit 4.16 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.25 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1B-S Pass Through Trust and the issuance of 7.19% American Trans Air 1997-1B-S Pass Through Trust Certificates (incorporated by reference to Exhibit 4.17 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.26 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-O Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-O Pass Through Trust Certificates (incorporated by reference to Exhibit 4.18 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.27 Pass Through Trust Agreement, dated as of December 23, 1997, between Amtran, Inc., American Trans Air, Inc. and Wilmington Trust Company, as Trustee, made with respect to the formation of American Trans Air 1997-1C-S Pass Through Trust and the issuance of 7.46% American Trans Air 1997-1C-S Pass Through Trust Certificates (incorporated by reference to Exhibit 4.19 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.28 Form of Common Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4 to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

4.29 Form of Series A1 Preferred Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4.21 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.30 Form of Series B Preferred Stock Certificate of Amtran, Inc. (incorporated by reference to Exhibit 4.22 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).

4.31 Form of 1996 Class A American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.11).

4.32 Form of 1996 Class B American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.12).

4.33 Form of 1996 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.13).

4.34 Form of 1997 Class A American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.14).

4.35 Form of 1997 Class B American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.16).

4.36 Form of 1997 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.18).

4.37 Form of 2000 Class G American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.5).

4.38 Form of 2000 Class C American Trans Air, Inc. Pass Through Certificates (included in Exhibit 4.7).

4.39 Amtran, Inc. hereby agrees to furnish to the Commission, upon request, copies of certain additional instruments relating to long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.6(a) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(a) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(b) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(c) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(d) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(d) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(e) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(e) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(f) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(f) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(g) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(g) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(h) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(h) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(i) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(i) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(j)  Aircraft  Lease  Agreement  dated as of September  20, 2000,  between
     Amtran, Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(j) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(k) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(k) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(l) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(l) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(m) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(m) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.6(n) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(n) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.7 Aircraft Financing Agreement dated as of December 6, 2000, between Amtran, Inc. and General Electric Capital Corporation (incorporated by reference to
     Exhibit 10.7 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642). *

10.8 Limited Liability Company Agreement dated as of March 13, 2001, between Amtran, Inc. and Boeing Capital Corporation to form BATA Leasing LLC. (incorporated by reference to Exhibit 10.1.1 to Amtran, Inc.'s Quarterly Annual Report on 10-Q dated May 15, 2001, File No. 000-21642). *

10.9 Purchase and Voting Agreement dated as of May 16, 2001, between Amtran, Inc., and ILFC (incorporated by reference to Exhibit 99.2 to the 8-K dated May 16, 2001).

10.10Commitment  Letter dated June 18, 2001, from Salomon Smith Barney Inc., and
     Citicorp USA, Inc. to Amtran, Inc. (incorporated by reference to Exhibit 2 to the Schedule 13D filed by Amtran, Inc., J. George Mikelsons and INDUS Acquisition Company on June 21, 2001).

10.11$168,000,000  Loan Agreement dated as of November 30, 2002,  among American
     Trans Air, Inc., as Borrower, ATA Holdings Corp., as Parent, GOVCO Incorporated, as Primary Tranche A Lender, Citibank, N.A., as Alternate Tranche A Lender, Citicorp North America, Inc., as GOVCO Administrative Agent, Citibank, N.A., as Tranche B Lender, BearingPoint, Inc., as Loan Administrator, Citibank, N.A., as Collateral Agent, Citibank, N.A., as Agent, and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.11 to ATA Holdings Corp. Annual Report on 10-K dated March 31, 2003, File No. 000-21642).*

10.11(a) Consent,  Waiver and  Amendment  dated as of January 29,  2004,  to the
     $168,000,000 Loan Agreement dated as of November 30, 2002, among American Trans Air, Inc., as Borrower, ATA Holdings Corp., as Parent, GOVCO Incorporated, as Primary Tranche A Lender, Citibank, N.A., as Alternate Tranche A Lender, Citicorp North America, Inc., as GOVCO Administrative Agent, Citibank, N.A., as Tranche B Lender, BearingPoint, Inc., as Loan Administrator, Citibank, N.A., as Collateral Agent, Citibank, N.A., as Agent, and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.11 to ATA Holdings Corp. Registration of Securities on Form S-4 dated February 13, 2004, File No. 333-112827).

10.12Mortgage and Security Agreement dated as of November 20, 2002, made by American Trans Air, Inc. in favor of Citibank, N.A., as the Collateral Agent. (incorporated by reference to Exhibit 10.12 to ATA Holdings Corp. Annual Report on 10-K dated March 31, 2003, File No. 000-21642).

14 Code of Ethics. The Company has adopted a code of ethics which applies to all of its Board members and employees including the principal executive officer, principal financial officer and controller. The code of ethics can be reviewed at ata.com, the Company's internet website.

21   Subsidiaries of ATA Holdings Corp.

23   Consent of Independent Auditors.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Portions of these exhibits have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

              Exhibit 23






                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-52655) of ATA Holdings Corp. and Subsidiaries and in the related Prospectus, in the Registration Statement (Form S-8 No. 33-65708) pertaining to the 1993 Incentive Stock Plan for Key Employees of ATA Holdings Corp. and Subsidiaries and in the Registration Statement (Form S-3 No. 333-86791) of ATA Holdings Corp. and Subsidiaries and in the related Prospectus of our report dated January30, 2004, except for Note 21, as to which the date is March 1, 2004, with respect to the consolidated financial statements and schedule of ATA Holdings Corp. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2003.




                                                               ERNST & YOUNG LLP
Indianapolis, Indiana
March 26, 2004