Form 10-Q
period 2004-03-31
ATA HOLDINGS CORP
filed 2004-05-14
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to___________

Commission file number  000-21642


                               ATA HOLDINGS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                               35-1617970
------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.  Employer
 incorporation or organization)                              Identification No.)


     7337 Washington Street
     Indianapolis, Indiana                                            46231
------------------------------                              -------------------
(Address of principal executive offices)                           (Zip  Code)


                                 (317) 247-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,823,864 shares outstanding as of April 30, 2004

PART I - Financial Information
Item I - Financial Statements


                                        ATA HOLDINGS CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)

                                                                           March 31,              December 31,
                                                                             2004                     2003
                                                                        --------------            ------------
                                ASSETS                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                          $      132,231            $    160,644
     Receivables, net of allowance for doubtful accounts
     (2004 - $1,396; 2003 - $1,388)                                            124,359                 118,745
     Inventories, net                                                           45,812                  47,604
     Prepaid expenses and other current assets                                  43,802                  21,406
                                                                        --------------            ------------
Total current assets                                                           346,204                 348,399

Property and equipment:
     Flight equipment                                                          326,803                 324,697
     Facilities and ground equipment                                           144,574                 142,032
                                                                        --------------            ------------
                                                                               471,377                 466,729
     Accumulated depreciation                                                 (225,976)               (213,247)
                                                                        --------------            ------------
                                                                               245,401                 253,482

Restricted cash                                                                 31,529                  48,301
Goodwill                                                                        14,887                  14,887
Prepaid aircraft rent                                                          158,013                 144,088
Investment in BATA                                                              14,352                  14,672
Deposits and other assets                                                       51,576                  46,158
                                                                        --------------            ------------
Total assets                                                            $      861,962            $    869,987
                                                                        ==============            ============


                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt                                $       54,397            $     51,645
    Accounts payable                                                            31,617                  25,327
    Air traffic liabilities                                                    124,033                 102,831
    Accrued expenses                                                           161,313                 154,689
                                                                        --------------            ------------
Total current liabilities                                                      371,360                 334,492

Long-term debt, less current maturities                                        445,346                 443,051
Deferred gains from sale and leaseback of aircraft                              54,432                  55,392
Other deferred items                                                            79,250                  51,822
Redeemable preferred stock; authorized and issued 500 shares                    50,000                  56,330
                                                                        --------------            ------------
Total liabilities                                                            1,000,388                 941,087

Commitments and contingencies

Convertible redeemable preferred stock; authorized and issued 300
shares                                                                          30,000                  32,907

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued                        -                       -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,535,304 - 2004; 13,502,593 - 2003                              66,236                  65,711
    Treasury stock; 1,711,440 shares - 2004; 1,711,440 shares - 2003           (24,778)                (24,778)
    Additional paid-in capital                                                  17,938                  18,163
    Retained deficit                                                          (227,822)               (163,103)
                                                                        --------------            ------------
Total shareholders' deficit                                                   (168,426)               (104,007)
                                                                        --------------            ------------

Total liabilities and shareholders' deficit                             $      861,962            $    869,987
                                                                        ==============            ============

See accompanying notes.





                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended March 31,
                                                            2004               2003
                                                       -------------       -----------
                                                         (Unaudited)        (Unaudited)
Operating revenues:
   Scheduled service                                   $    277,167        $   244,768
   Charter                                                   91,690            112,307
   Ground package                                             4,895              5,211
   Other                                                     13,581             11,343
                                                       -------------       -----------
Total operating revenues                                    387,333            373,629
                                                       -------------       -----------
Operating expenses:
   Salaries, wages and benefits                             107,668             94,278
   Fuel and oil                                              82,290             75,092
   Aircraft rentals                                          59,545             55,269
   Handling, landing and navigation fees                     33,355             30,057
   Aircraft maintenance, materials and rs                    19,902             13,479
   Crew and other employee travel                            17,017             14,987
   Depreciation and amortization                             13,631             15,193
   Other selling expenses                                    12,544             11,757
   Passenger service                                         11,336             10,249
   Advertising                                                9,827             10,275
   Commissions                                                6,820              6,026
   Facilities and other rentals                               6,384              5,824
   Insurance                                                  5,498              7,335
   Ground package cost                                        4,063              4,204
   Other                                                     19,804             18,084
                                                       -------------       -----------
Total operating expenses                                    409,684            372,109
                                                       -------------       -----------
Operating income (loss)                                     (22,351)             1,520

Other income (expense):
   Interest income                                              543                806
   Interest expense                                         (14,989)           (12,682)
   Loss on extinguishment of debt                           (27,314)                 -
   Other                                                       (233)              (636)
                                                       -------------       -----------
Other expense                                               (41,993)           (12,512)
                                                       -------------       -----------
Loss before income taxes                                    (64,344)           (10,992)
Income taxes                                                      -                  -
                                                       -------------       -----------
Net loss                                                    (64,344)           (10,992)
Preferred stock dividends                                      (375)              (375)
                                                       -------------       -----------
Loss available to common shareholders                  $    (64,719)       $   (11,367)
                                                       ============        ===========
Basic earnings per common share:
Average shares outstanding                               11,822,770         11,764,753
Net loss per share                                     $      (5.47)       $     (0.97)
                                                       ============        ===========
Diluted earnings per common share:
Average shares outstanding                               11,822,770         11,764,753
Net loss per share                                     $      (5.47)       $     (0.97)
                                                       ============        ===========

See accompanying notes.





                                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND SHAREHOLDERS'
                                                     DEFICIT
                                             (Dollars in thousands)

                                 Redeemable                            Additional                     Total
                                  Preferred    Common     Treasury      Paid-in      Retained     Shareholders'
                                    Stock       Stock      Stock        Capital       Deficit        Deficit
                                  --------     -------   ---------      ---------   ---------      ------------
Balance as of December 31, 2003   $ 32,907     $65,711   $ (24,778)     $  18,163   $(163,103)     $   (104,007)

Net loss                                                                              (64,344)          (64,344)

Stock options exercised                            525                       (225)                          300

Preferred stock dividends           (2,907)                                              (375)             (375)

                                  --------     -------   ---------      ---------   ---------      ------------
Balance as of March 31, 2004      $ 30,000     $66,236   $ (24,778)     $  17,938   $(227,822)     $   (168,426)
                                  ========     =======   =========      =========   =========      ============

 See accompanying notes.



                                   ATA HOLDINGS CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                        Three Months Ended March 31,
                                                                          2004                2003
                                                                      -------------        -----------
                                                                       (Unaudited)         (Unaudited)
Operating activities:
Net loss                                                              $     (64,344)       $   (10,992)

Adjustments to reconcile net loss
  to net cash provided by operating activities:

   Depreciation and amortization                                             13,631             15,193
   Loss on extinguishment of debt                                            27,314                  -
   Other non-cash items                                                      (2,377)               759
Changes in operating assets and liabilities:
   U.S. Government grant receivable                                             -                6,158
   Other receivables                                                         (5,614)           (13,477)
   Inventories                                                                  955                332
   Prepaid expenses                                                         (17,304)            (2,269)
   Accounts payable                                                           6,290              5,054
   Air traffic liabilities                                                   21,202              6,106
   Accrued expenses                                                          16,690             14,109
   Other deferred items                                                      20,000                  -
                                                                      -------------        -----------
   Net cash provided by operating activities                                 16,443             20,973
                                                                      -------------        -----------
Investing activities:

Capital expenditures                                                         (4,428)           (10,147)
Noncurrent prepaid aircraft rent                                            (13,925)           (47,461)
(Additions) reductions to other assets                                       (7,437)             4,998
Proceeds from sales of property and equipment                                   -                   68
                                                                      -------------        -----------
   Net cash used in investing activities                                    (25,790)           (52,542)
                                                                      -------------        -----------
Financing activities:

Proceeds from long-term debt                                                      -              1,768
Payments of preferred dividends                                              (9,612)                 -
Payments on long-term debt and exchange offers                              (21,434)            (2,484)
Decrease (increase) in restricted cash                                       11,680             (7,294)
Proceeds from stock options exercises                                           300                  -
                                                                      -------------        -----------
   Net cash used in financing activities                                    (19,066)            (8,010)
                                                                      -------------        -----------
Decrease in cash and cash equivalents                                       (28,413)           (39,579)
Cash and cash equivalents, beginning of period                              160,644            200,160
                                                                      -------------        -----------
Cash and cash equivalents, end of period                              $     132,231        $   160,581
                                                                      =============        ===========
Supplemental disclosures:

Cash payments (receipts) for:
   Interest                                                           $      15,401        $    12,896
   Income tax refunds                                                        (4,264)           (16,745

Financing and investing activities not affecting cash:
   Accrued capitalized interest                                                 415                940
   Additional new notes                                                      12,991                  -
   Accrued preferred stock dividends                                              -                375

See accompanying notes.


                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Stock Based Compensation

     The accompanying consolidated financial statements of ATA Holdings Corp. and subsidiaries (the "Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements for the quarters ended March 31, 2004 and 2003 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.

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

     The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's pro forma information follows:


                                                              Three Months Ended March 31,
                                                               2004                 2003
                                                         ----------------      ---------------
                                                         (In thousands, except per share data)

Loss available to common shareholders, as
reported                                                 $        (64,719)     $       (11,367)

Deduct:  Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects                                             (3)                 (10)
                                                         ----------------      ---------------
Loss available to common shareholders, pro forma         $        (64,722)     $       (11,377)
                                                         ================      ===============

Basic and diluted loss per share, as reported            $          (5.47)     $         (0.97)
                                                         ================      ===============


Basic and diluted loss per share, pro forma              $          (5.47)     $         (0.97)
                                                         ================      ===============


2.   State of the Industry and the Company

     The geopolitical impact of the conflict in the Middle East and generally weak economic conditions of the past several years have adversely affected the Company and the airline industry. The industry as a whole, and the Company, have suffered significant financial losses since 2001. While the Company realized net income for the year ended December 31, 2003, that net income was favorably impacted by the Company's receipt in the second quarter of 2003 of $37.2 million in U.S. Government funds in conjunction with the Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"). The Supplemental Act reimbursed U.S. air carriers for expenses incurred and revenue foregone related to federally mandated enhanced aviation security subsequent to September 11, 2001. The continuing weak revenue environment combined with increasing fuel prices resulted in a loss for the Company in the first quarter of 2004.

     In response to the financial losses since 2001, certain air carriers have sought to reduce these losses, at least partially, by reducing their seat capacity. As this has been accomplished by eliminating aircraft from operating fleets, the fair value of aircraft, including aircraft owned by the Company, has been adversely affected. The Company recorded substantial charges to earnings resulting from fleet retirements and impairments over the past three years. However, during this period the Company has substantially replaced its fleet of aging aircraft with new fuel-efficient Boeing aircraft.

     The Company's new Boeing aircraft are all leased and have higher fixed-ownership costs than the older fleets that they replaced. The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. Consequently, the Company made large cash lease payments on many of its aircraft, which resulted in a substantial use of the Company's cash by December 31, 2003. Also contributing to the Company's negative liquidity outlook were the scheduled repayments of $175 million outstanding principal of its 10 1/2 % Senior Notes ("2004 Notes") in August 2004 and the $125 million outstanding principal of its 9 5/8% Senior Notes ("2005 Notes" and, together with the 2004 Notes, "Existing Notes") in December 2005.

     To address these liquidity problems, on January 30, 2004, the Company successfully completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its 2004 Notes and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with the Emerging Issues Task
     Force of the FASB No. 96-19, Debtor's Accounting for Modification or Exchange of Debt Terms ("EITF 96-19"), the Company recorded a non-operating loss on extinguishment of debt of $27.3 million. The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which equates to their face value.

     On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005 and to extend the leases generally for two years. Most of the payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments that would have been due under the original lease terms.

     While the Company expects that adverse industry conditions are likely to continue throughout 2004, the Company's management believes that, with the completion of the exchange offers and operating lease amendments, the Company has a viable plan to provide sufficient cash to fund operations for the remainder of 2004. The Company's plan continues to require focused marketing efforts on those businesses and markets where the Company believes it can be a leading provider, the introduction of business class service, and the implementation of additional cost-saving initiatives the Company believes will maintain its low-cost advantage. Although the Company believes the assumptions underlying its 2004 financial projections are reasonable, there are significant risks that could cause the Company's 2004 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, competitive pricing and capacity increases, and the ongoing geopolitical impacts of the conflicts in the Middle East.

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended March 31 ,
                                                              2004                           2003
                                                          ----------------               -----------------
Numerator:
   Net loss                                              $    (64,344,000)              $     (10,992,000)
   Preferred stock dividends                                     (375,000)                       (375,000)
   Loss available to common                              ----------------               -----------------
   shareholders - numerator for basic and
   diluted earnings per share                            $    (64,719,000)              $     (11,367,000)
                                                         ================               =================

Denominator:
   Denominator for basic and diluted earnings per share
   - weighted average shares                                   11,822,770                      11,764,753
                                                         ================               =================

Basic and diluted loss per share                         $          (5.47)              $           (0.97)
                                                         ================               =================


     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three months ended March 31, 2004 and 2003 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. Also, as of March 31, 2004 and 2003, the impact of 1,672,148 incremental shares from the assumed exercise of warrants issued in conjunction with the secured term loan the Company obtained in November 2002 were not included in the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 73,823 employee stock options for the period ended March 31, 2004 was not included in the computation of diluted earnings per share because their effect would also be antidilutive.

4.   Commitments and Contingencies

     The Company has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing acceptable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of March 31, 2004, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries, which were funded with operating cash. Upon delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of March 31, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

     The Company has an agreement to lease one additional Boeing 737-800 under an operating lease from ILFC, which is currently scheduled for delivery in May 2004. The Company also has an agreement with GECAS to lease one additional Boeing 737-800, which is currently scheduled for delivery in November 2004.

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


                    Expected
                     Future
                      Lease
                   Obligations
                 -------------
                 (in thousands)

2004             $       3,101

2005                     8,363

2006                     9,770

2007                    21,916

2008                    45,184

Thereafter             553,890
                 -------------
                 $     642,224
                 =============


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

     Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints, which are normal and reasonably foreseeable in light of the nature of the Company's business. The majority of these suits are covered by insurance. In the opinion of management, the resolution of these claims will not have a material adverse effect on the business, operating results or financial condition of the Company.

5.   Income Taxes

     As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset. In the first quarter of 2004 and 2003, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. This valuation allowance resulted in no tax benefit being recognized in the Company's first quarter of 2004 and 2003.

6.   Prepaid and Accrued Aircraft Rent

     The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Forty-nine of the Company's aircraft operating leases were structured to require significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent that will be utilized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Twenty-four of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. The portion of the accrued liability that will be paid in the next twelve months is recorded as short-term accrued expenses while the remainder is recorded as long-term deferred items. Two of the Company's aircraft operating leases were structured whereby monthly cash rents and monthly book rents are equal. The table below summarizes the prepaid and accrued aircraft rents as of March 31, 2004 and December 31, 2003 that result from this straight-line expense recognition as reported under the following captions on the Company's balance sheet:


                                                                      March 31,         December 31,
                                                                        2004                2003
                                                                     ------------      --------------
                                                                             (In thousands)
Assets:


Prepaid expenses and other current assets (short-term)               $      6,117      $        3,879
Prepaid aircraft rent (long-term)                                         158,013             144,088
                                                                     ------------      --------------
Total prepaid aircraft rent                                          $    164,130      $      147,967
                                                                     ============      ==============
Liabilities:

Accrued expenses (short-term)                                        $      1,462      $       11,529
Other deferred items (long-term)                                           36,354              27,976
                                                                     ------------      --------------
Total accrued aircraft rent                                          $     37,816      $       39,505
                                                                     ============      ==============

7.   Dividends

     In 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The annual rate is subject to an increase to 8.44% on the liquidation amount ($100,000 per share) if the Company fails to pay any quarterly dividend within ten days of the due date. Once dividends in arrears have been paid in full, the rate returns to the original annual rate of 5.0%. The Series B Preferred is classified between liabilities and equity on the Company's accompanying balance sheets. The dividends related to the Series B Preferred are recorded below net income on the Company's statement of operations.

     Also, in 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. As of July 1, 2003, per the provisions of FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"), the Series A Preferred is classified as a liability on the Company's accompanying balance sheets, and the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations.

     Prior to and as of December 31, 2003, the Company's unsecured senior notes indentures contained certain restricted payment covenants, which limited the Company's ability to pay preferred stock dividends. At the end of the third quarter of 2002, that covenant no longer permitted payment of preferred dividends. The Company accrued preferred dividends at the appropriate rates plus interest for the payments due between December 15, 2002 and December 31, 2003. In January 2004, as a result of completion of the exchange offers, the restricted payment covenants were removed. In addition, the restricted payment covenants in the Senior Note indentures for the 2009 Notes and 2010 Notes permits the Company to pay preferred stock dividends. Concurrently with the completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears of $9.2 million.

PART I - Financial Information
Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2004, Versus Quarter Ended March 31, 2003

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA Airlines, Inc. ("ATA"), has been operating for 31 years and is the tenth largest U.S. airline in terms of 2003 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte, and Pittsburgh. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Cedar Rapids, Dayton, Des Moines, Flint, Grand Rapids, Lexington, Madison, Milwaukee, Moline, South Bend, Springfield and
Toledo. Chicago Express has announced it will end service to Cedar Rapids and Lexington effective May 31, 2004 and will begin offering daily service from Chicago-Midway to Fort Wayne, Indiana on June 1, 2004. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the three months ended March 31, 2004, the Company recorded an operating loss of $22.4 million, as compared to operating income of $1.5 million in the same period of 2003. The Company had a loss available to common shareholders of $64.7 million in the three months ended March 31, 2004, as compared to a loss available to common shareholders of $11.4 million in the same period of 2003. The first quarter 2004 loss available to common shareholders includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004. See "Notes to Consolidated Financial Statements - Note 2 - State of the Industry and the Company" for additional information on the exchange offers.

Consolidated revenue per available seat mile ("RASM") decreased 1.8% to 6.94 cents in the first quarter of 2004, as compared to 7.07 cents in the first quarter of 2003. In the first quarter of 2004, the Company's scheduled service revenues were adversely affected by the industry's added capacity, especially in the Company's transcontinental and other east-west markets. In addition, the Company was challenged by a competitive pricing environment, which included extraordinary fare discounting by several airlines. As a result, the Company has cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. The Company intends to enhance its position as a leading provider of passenger airline services in those markets where it can capitalize on its competitive strengths. In April 2004 after implementing these changes, the Company estimates its unit revenue will be up approximately 6.4% as compared to April 2003. Military/government charter revenues decreased in the first quarter of 2004 as a result of the deactivation of Civil Reserve Air Fleet ("CRAF") in the second quarter of 2003, and due to the lowered availability of aircraft for use in the military business.

The Company's unit costs remained among the lowest of major airlines in the first quarter of 2004. Consolidated cost per available seat mile ("CASM") increased 4.3% to 7.34 cents in the first quarter of 2004, as compared to 7.04 cents in the first quarter of 2003. This increase is partially due to a 4.6% increase in the average cost per gallon of fuel in the first quarter of 2004 as compared to the same period in 2003. In addition, the Company experienced increases in maintenance costs resulting from a contractual rate increase on the hourly engine maintenance agreement for the Company's fleet of Boeing 757-200 aircraft, and increased salary costs due to staffing needs arising from the Company's increased capacity.

For the 2004 fiscal year, the Company currently expects that it may earn an operating profit. However, significant uncertainties continue to exist with respect to unit revenues and fuel prices, both of which may be adversely affected by geopolitical and economic events, competitive price and capacity actions, and the continuation of conflict in the Middle East, which are not within the Company's direct control. Therefore, the Company can provide no assurance that it will earn an operating profit in 2004.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

For the quarter ended March 31, 2004, the Company had an operating loss of $22.4 million, as compared to operating income of $1.5 million in the comparable quarter of 2003. The Company had a net loss of $64.3 million in the three months ended March 31, 2004, as compared to a net loss of $11.0 million in the same period of 2003.

Operating revenues increased 3.7% to $387.3 million in the first quarter of 2004, as compared to $373.6 million in the same period of 2003. Consolidated RASM decreased 1.8% to 6.94 cents in the first quarter of 2004, as compared to
7.07 cents in the first quarter of 2003. Scheduled service revenues increased $32.4 million between periods, or 13.2%, while charter revenues decreased $20.6 million between periods, or 18.4%. Scheduled service unit revenues reflected weakness in both load factors and yields in the first quarter of 2004. Military/government charter operations decreased in the first quarter of 2004 primarily as a result of the deactivation of CRAF in the second quarter of 2003.

Operating expenses increased 10.1% to $409.7 million in the first quarter of 2004, as compared to $372.1 million in the comparable period of 2003. Consolidated CASM increased 4.3% to 7.34 cents in the first quarter of 2004, as compared to 7.04 cents in the first quarter of 2003.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").



                                                                         Cents per ASM
                                                                   Three Months Ended March 31,
                                                                    2004                 2003
                                                               ---------             ---------



Consolidated operating revenues:                                    6.94                  7.07

Consolidated operating expenses:
   Salaries, wages and benefits                                     1.93                  1.78
   Fuel and oil                                                     1.47                  1.42
   Aircraft rentals                                                 1.07                  1.05
   Handling, landing and navigation fees                            0.60                  0.57
   Aircraft maintenance, materials and repairs                      0.36                  0.26
   Crew and other employee travel                                   0.30                  0.28
   Depreciation and amortization                                    0.24                  0.29
   Other selling expenses                                           0.22                  0.22
   Passenger service                                                0.20                  0.19
   Advertising                                                      0.18                  0.19
   Commissions                                                      0.12                  0.11
   Facilities and other rentals                                     0.11                  0.11
   Insurance                                                        0.10                  0.14
   Ground package cost                                              0.07                  0.08
   Other                                                            0.37                  0.35
                                                               ---------             ---------
Total consolidated operating expenses                               7.34                  7.04
                                                               ---------             ---------
Consolidated operating income (loss)                               (0.40)                 0.03
                                                               =========             =========
ASMs (in thousands)                                            5,582,822             5,284,710


Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 737-800, Boeing 757-200, and Boeing 757-300 aircraft in all of the Company's business units. Data shown for "SAAB" operations include the operations of SAAB 340B propeller aircraft by Chicago Express as the ATA Connection. Data for subservice operations, which is insignificant, is not included.


                                                               Three Months Ended March 31,
                                                 2004               2003            Inc (Dec)         % Inc (Dec)


Departures Jet                                   21,893             19,194             2,699              14.06
Departures SAAB                                  13,157             12,713               444               3.49
                                              ---------          ---------         ---------          ---------
   Total Departures                              35,050             31,907             3,143               9.85
                                              ---------          ---------         ---------          ---------
Block Hours Jet                                  68,009             60,816             7,193              11.83
Block Hours SAAB                                 12,958             12,423               535               4.31
                                              ---------          ---------         ---------          ---------
   Total Block Hours                             80,967             73,239             7,728              10.55
                                              ---------          ---------         ---------          ---------
RPMs Jet (000s)                               3,524,437          3,324,647           199,790               6.01
RPMs SAAB (000s)                                 46,505             46,051               454               0.99
                                              ---------          ---------         ---------          ---------
   Total RPMs (000s) (a)                      3,570,942          3,370,698           200,244               5.94
                                              ---------          ---------         ---------          ---------
ASMs Jet (000s)                               5,504,807          5,208,303           296,504               5.69
ASMs SAAB (000s)                                 78,015             76,407             1,608               2.10
                                              ---------          ---------         ---------          ---------
   Total ASMs (000s) (b)                      5,582,822          5,284,710           298,112               5.64
                                              ---------          ---------         ---------          ---------
Load Factor Jet (%)                               64.02              63.83              0.19               0.30
Load Factor SAAB (%)                              59.61              60.27             (0.66)             (1.10)
                                              ---------          ---------         ---------          ---------
   Total Load Factor (%)  (c)                     63.96              63.78              0.18               0.28
                                              ---------          ---------         ---------          ---------
Passengers Enplaned Jet                       2,563,101          2,377,678           185,423               7.80
Passengers Enplaned SAAB                        261,862            262,134              (272)             (0.10)
                                              ---------          ---------         ---------          ---------
   Total Passengers Enplaned (d)              2,824,963          2,639,812           185,151               7.01
                                              ---------          ---------         ---------          ---------

Revenue $ (000s)                                387,333            373,629            13,704               3.67
RASM in cents (e)                                  6.94               7.07             (0.13)             (1.84)
CASM in cents (f)                                  7.34               7.04              0.30               4.26
Yield in cents (g)                                10.85              11.08             (0.23)             (2.08)

Average Aircraft in Service
   Lockheed L-1011                                 2.59               4.35             (1.76)            (40.46)
   Boeing 737-800                                 29.37              28.77              0.60               2.09
   Boeing 757-200                                 14.17              14.73             (0.56)             (3.80)
   Boeing 757-300                                 10.44               9.67              0.77               7.96
   SAAB 340B                                      16.00              16.00                 -                  -

Average Block Hours Flown per day
   Lockheed L-1011                                10.64               8.82              1.82              20.63
   Boeing 737-800                                 11.81              10.83              0.98               9.05
   Boeing 757-200                                 13.20              12.44              0.76               6.11
   Boeing 757-300                                 10.85              11.63             (0.78)             (6.71)
   SAAB 340B                                       8.90               8.63              0.27               3.13



See footnotes (a) through (g) on page 17.

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

Operating Revenues

Total operating revenues in the first quarter of 2004 increased 3.7% to $387.3 million, as compared to $373.6 million in the first quarter of 2003. This increase was due to a $32.4 million increase in scheduled service revenue, and a $2.2 million increase in other revenues, partially offset by a $5.5 million decrease in military/government charter revenue, a $15.1 million decrease in commercial charter revenue, and a $0.3 million decrease in ground revenue.

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, commercial charter and military/government charter operations of the Company.


                                                        Three Months Ended March 31,
                                         ---------------------------------------------------------
                                         2004            2003          Inc (Dec)       % Inc (Dec)
                                         ---------------------------------------------------------
Scheduled Service
     Departures                         33,124          28,906             4,218          14.59
     Block Hours                        72,219          60,158            12,061          20.05
     RPMs (000s)  (a)                3,079,937       2,684,481           395,456          14.73
     ASMs  (000s)  (b)               4,597,009       3,846,332           750,677          19.52
     Load Factor  (c)                    67.00           69.79             (2.79)         (4.00)
     Passengers Enplaned (d)         2,704,249       2,384,463           319,786          13.41
     Revenue $ (000s)                  277,167         244,768            32,399          13.24
     RASM in cents  (e)                   6.03            6.36             (0.33)         (5.19)
     Yield in cents  (g)                  9.00            9.12             (0.12)         (1.32)
     Revenue per segment $  (h)         102.49          102.65             (0.16)         (0.16)

Military Charter
    Departures                           1,438           1,718              (280)        (16.30)
    Block Hours                          7,084           8,416            (1,332)        (15.83)
    ASMs  (000s)  (b)                  855,949       1,083,089          (227,140)        (20.97)
    Revenue $ (000s)                    80,722          86,195            (5,473)         (6.35)
    RASM in cents  (e)                    9.43            7.96              1.47          18.47
    RASM excluding fuel escalation  (j)   9.14            7.75              1.39          17.94

Commercial Charter
     Departures                            440           1,283              (843)        (65.71)
     Block Hours                         1,536           4,665            (3,129)        (67.07)
     ASMs  (000s)  (b)                 120,738         355,289          (234,551)        (66.02)
     Revenue $ (000s)                   10,968          26,112           (15,144)        (58.00)
     RASM in cents  (e)                   9.08            7.35              1.73          23.54
     RASM excluding fuel escalation  (i)  8.92            6.89              2.03          29.46

Percentage of Consolidated Revenues:
     Scheduled Service                    71.6%           65.5%              6.1%          9.31
     Military Charter                     20.8%           23.1%             (2.3%)        (9.96)
     Commercial Charter                    2.8%            7.0%             (4.2%)       (60.00)



See footnotes (a) through (j) on pages 17-19.

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

Scheduled Service Revenues. Scheduled service revenues in the first quarter of 2004 increased 13.2% to $277.2 million from $244.8 million in the first quarter of 2003 due to increased capacity. Although scheduled service capacity increased between 2004 and 2003, unit revenues, load factor and yield declined. The lower yields experienced in the first quarter of 2004 were primarily attributable to a competitive pricing environment which included extraordinary fare discounting by several airlines in many of the scheduled service markets the Company serves. In addition, the Company's load factors were significantly impacted by the industry's added capacity, especially in the Company's transcontinental and other east-west markets. As a result, the Company has cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. The Company intends to combat the adverse effects of the foregoing competitive factors by enhancing its position as a leading provider of passenger airline services in selected markets where it can capitalize on its competitive strengths. In April 2004 after implementing these changes, the Company estimates its unit revenue will be up approximately 6.3% as compared to April 2003. However, the Company expects that it will continue to be challenged by competitive pricing actions throughout 2004.

Approximately 65.7% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the first quarter of 2004, as compared to 71.3% in the first quarter of 2003. The Hawaiian market generated approximately 13.0% of total scheduled service capacity in the first quarter of 2004, as compared to 11.3% in the first quarter of 2003. Another 14.3% of total scheduled service capacity was generated in the Indianapolis market in the first quarter of 2004, as compared to 12.6% in the first quarter of 2003.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business in the future. The Company also anticipates further growth at Chicago-Midway, which will be accomplished in conjunction with the completion of new terminal and gate facilities at the Chicago-Midway Airport. Once all construction is complete in mid-2004, the Company expects to occupy at least four additional jet gates at the new airport concourses, as compared to its ten jet gates as of March 31, 2004. Also contributing to the growth at Chicago-Midway is Chicago Express, which has been performing well as a commuter feeder of passengers to ATA's jet system.

Military/Government   Charter  Revenues.   Military/government  charter  revenue
decreased 6.4% to $80.7 million in the first quarter of 2004 from $86.2 million in the first quarter of 2003.

The decrease in revenue for military/government charter revenues in the first quarter of 2004 was mainly due to the deactivation of the CRAF program in the second quarter of 2003. The CRAF program, which ran from February 18, 2003 to June 18, 2003, required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom and allowed the Company to increase its Lockheed L-1011 aircraft utilization (number of productive hours of flying per day).

Although military/government charter revenues declined between periods, military/government charter RASM increased 18.5% to 9.43 cents in the first quarter of 2004 from 7.96 cents in the first quarter of 2003. The primary reason for this increase was the Company utilizing less L-1011-50 and 100 aircraft in the first quarter of 2004, as compared to the first quarter of 2003, which generate a lower RASM compared to other types of aircraft.

Commercial Charter Revenues. Commercial charter revenues decreased 58.0% to $11.0 million in the first quarter of 2004 from $26.1 million in the first quarter of 2003.

The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to shrink as a result of aircraft retirements.

Although commercial charter revenues declined between periods, commercial charter RASM increased 23.5% to 9.08 cents in the first quarter of 2004 from
7.35 cents in the first quarter of 2003. The primary reason for the increase was that the Company flew a higher percentage of specialty charter flights in the first quarter of 2004, as compared to same period of 2003. The specialty charter flights, which are designed to meet the customers' needs, historically yield higher revenue per ASM than the track charter flights, which are repetitive flights to vacation destinations marketed to tour operators.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. The Company markets these ground packages through its Ambassadair subsidiary. Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 32,000 individual and family members. In the first quarter of 2004, ground package revenues decreased 5.8% to $4.9 million, as compared to $5.2 million in the same period of 2003.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and administration service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 20.4% to $13.6 million in the first quarter of 2004, as compared to $11.3 million in the same period of 2003 primarily due to increases in cargo revenue and service fees.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2004 increased 14.2% to $107.7 million, as compared to $94.3 million in the same period of 2003.

The increase in salaries, wages and benefits is partially due to the Company employing additional crewmembers and other operations employees to handle its increased capacity in the first quarter of 2004, as compared to the first quarter of 2003. The Company also incurred increasing costs in the first quarter of 2004 for employee medical and workers' compensation benefits. In addition, the Company's salary costs increased due to contractual rate increases effective July 1, 2003 for the Company's cockpit crewmembers and the implementation of a new defined-contribution plan for these crewmembers effective January 1, 2003.

The Company is experiencing an erosion of its competitive labor cost advantage relative to other carriers as other carriers reduce their costs through negotiated concessions. In response to this situation, the Company is currently in discussions with its cockpit and cabin crews to postpone scheduled pay increases due in 2004 and 2005.

Fuel and Oil. Fuel and oil expense increased 9.6% to $82.3 million in the first quarter of 2004, as compared to $75.1 million in the same period of 2003. Although jet block hours increased 11.8% in the first quarter of 2004, as compared to the same period of 2003, the Company only consumed 6.0% more gallons of fuel, due to the Company continuing to replace its aging, less-fuel efficient Lockheed L-1011 aircraft with new Boeing 737-800 and Boeing 757-300 aircraft. The increase in gallons consumed resulted in an increase in fuel and oil expense of approximately $4.0 million.

During the first quarter of 2004, the average cost per gallon of jet fuel consumed increased by 4.6% to $1.14, as compared to $1.09 in the first quarter of 2003, resulting in an increase in fuel and oil expense of approximately $2.9 million.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. The Company did not have any hedge contracts in place in the first quarter of 2004. Although the Company did not have any hedge contracts in place, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts in the first quarter of 2004. The benefit of these price guarantees was accounted for as revenue.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit is derived from use of the aircraft. Although the Company restructured many of its operating leases in January 2004 resulting in significant cash deferrals, the amount of the cash payments in excess of the aircraft rent expense in these early years has still resulted in a significant prepaid aircraft rent amount on the Company's balance sheet. This prepaid aircraft rent would have been substantially larger had the leases not been restructured resulting in a $29.8 million refund received on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. Aircraft rentals expense in the first quarter of 2004 increased 7.6% to $59.5 million from $55.3 million in 2003. This increase was mainly attributable to the delivery of two leased Boeing 737-800, two leased Boeing 757-300 aircraft, and one leased 757-200 aircraft between March 2003 and March 2004.

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

Handling, landing and navigation fees increased by 11.0% to $33.4 million in the first quarter of 2004, as compared to $30.1 million in the same period of 2003. The increase in handling, landing and navigation fees between periods was primarily due to a 14.1% increase in system-wide jet departures, which resulted in an increase in handling, landing and navigation fees of $3.8 million. Also contributing to this increase is an increase in the cost of landing fees per departure resulting in $2.1 million more expense in the first quarter of 2004 as compared to the same period of 2003. These increases were partially offset by a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $3.4 million less expense in the first quarter of 2004, as compared to the same period of 2003.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense increased 47.4% to $19.9 million in the first quarter of 2004, as compared to $13.5 million in the first quarter of 2003. The increase in maintenance, materials and repairs was mainly due to a contractual rate increase in the cost of the hourly engine maintenance agreement for the Company's Boeing 757-200 fleet effective January 1, 2004, which resulted in an increase in aircraft maintenance, materials and repairs expense in the first quarter of 2004 of $5.5 million, as compared to the first quarter of 2003.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel increased 13.3% to $17.0 million in the first quarter of 2004, as compared to $15.0 million in the first quarter of 2003. This increase in the first quarter of 2004 is primarily due to the increase in system-wide jet departures of 14.1% between periods.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 10.5% to $13.6 million in the first quarter of 2004, as compared to $15.2 million in the first quarter of 2003.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four L-1011-50 and 100 aircraft from revenue service since the first quarter of 2003. Due to these retirements, the Company recorded $2.2 million less in depreciation in the first quarter of 2004, as compared to the same period of 2003.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses increased 5.9% to $12.5 million in the first quarter of 2004, as compared to $11.8 million in the same period of 2003. The Company experienced increases in credit card and CRS fees due to the increase in scheduled service passengers enplaned between periods. These increases were partially offset by a decrease in toll-free service costs between periods due to contractual rate decreases offered by the Company's new provider.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarters of 2004 and 2003, catering represented 80.3% and 81.1%, respectively, of total passenger service expense.

The total cost of passenger service increased 10.8% to $11.3 million in the first quarter of 2004, as compared to $10.2 million in the first quarter of 2003. This increase is mainly attributable to the increase in scheduled service passengers enplaned between periods.

Advertising. Advertising expense decreased 4.9% to $9.8 million in the first quarter of 2004, as compared to $10.3 million in the same period of 2003. The Company incurs advertising costs primarily to support single-seat scheduled service sales. In the first quarter of 2003, the Company increased advertising in an effort to increase customer preference for the Company's enhanced product with an advertising campaign identifying the Company as "An Honestly Different Airline." The brand awareness campaign has enabled the Company to achieve efficiencies in the use of advertising resources causing the expense to decrease in the first quarter of 2004, as compared to the same period of 2003.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 13.3% to $6.8 million in the first quarter of 2004, as compared to $6.0 million in the first quarter of 2003. The Company experienced an increase in military/government charter commissions of $1.6 million because certain CRAF flights in the first quarter of 2003 were exempt from commissions. CRAF ended in June 2003, so the military flights flown in the first quarter of 2004 were commissionable. This increase was partially offset by a decrease in scheduled service commissions of $0.8 million in the first quarter of 2004, as compared to the first quarter of 2003, due to the increasing share of non-commissionable ticket purchases made on the Company's own website.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 10.3% to $6.4 million in the first quarter of 2004, as compared to $5.8 million in the first quarter of 2003. Growth in facilities costs between periods was primarily attributable to facilities at airport locations required to support new scheduled service destinations added between periods, and rate increases at some existing locations.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 24.7% to $5.5 million in the first quarter of 2004, as compared to $7.3 million in the first quarter of 2003. The decrease is mainly attributable to decreased contract rates for the Company's hull and liability insurance for the policy year beginning in September 2003.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair customers. Ground package cost decreased 2.4% to $4.1 million in the first quarter of 2004, as compared to $4.2 million in the first quarter of 2003. See the "Ground Package Revenues" section above for an explanation of the ground package sales and related costs.

Other Operating Expenses. Other operating expenses increased 9.4% to $19.8 million in the first quarter of 2004, as compared to $18.1 million in the first quarter of 2003. This increase was attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Expense. Interest expense in the quarter ended March 31, 2004 increased to $15.0 million, as compared to $12.7 million in the same periods of 2003. The Company recorded $1.4 million in interest expense in the first quarter of 2004 related to unsecured senior notes restructured in January 2004. The company also recorded interest expense of $1.2 million related to dividends on the Series A redeemable preferred stock, without par value ("Series A Preferred"). As of July 1, 2003, per the provisions of FAS 150, the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations and the Series A Preferred is recorded as a liability in the accompanying balance sheet.

Loss on Extinguishment of Debt. On January 30, 2004, the Company successfully completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in accordance with EITF 96-19. The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which equates to their face value.

Income Taxes. The Company did not record any income tax expense or benefit in the first quarter of 2004 applicable to its $64.3 million in pre-tax loss for that period, nor did it record any income tax expense or benefit in the first quarter of 2003 applicable to its $11.0 million in pre-tax loss for that period.

As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the first quarter of 2004, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption.

Liquidity and Capital Resources

Cash Flows. In the three months ended March 31, 2004, net cash provided by operating activities was $16.4 million, as compared to $21.0 million for the same period of 2003. The decrease in cash provided by operating activities between periods primarily resulted from the more significant net loss in the first quarter of 2004, as compared to the first quarter of 2003, partially offset by the receipt of a prepayment for future revenue in March of 2004 related to the Company entering into a credit card agreement. See the "ATA Credit Card" section below for more information about the agreement.

Net cash used in investing activities was $25.8 million in the first quarter of 2004, as compared to $52.5 million in the same period of 2003. Such amounts included capital expenditures totaling $4.4 million in the first quarter of 2004, as compared to $10.1 million in the first quarter of 2003. Cash used for non-current prepaid aircraft rent payments of $13.9 million, net of the $29.8 million refund received on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases, in the first quarter of 2004 was less significant as compared to $47.5 million in the same period of 2003, mainly due to the completion of the lease amendments on January 30, 2004. See "Bond Exchange and Lease Amendments" section below.

Net cash used in financing activities was $19.1 million in the first quarter of 2004, as compared to $8.0 million in the same period of 2003. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million. In addition, in the first quarter of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $8.4 million. In the first quarter of 2003, the Company made scheduled debt payments of $2.5 million. Also in the first quarter of 2004, the Company reduced restricted cash $11.7 million primarily due to the cancellation of a surety bond relating to the Department of Transportation ("DOT") charter obligations. In contrast, in the first quarter of 2003, the Company's restricted cash increased by $7.3 million to collateralize additional letters of credit.

The Company presently expects that the $132.2 million cash on hand at March 31, 2004, together with cash generated by future operations, will be sufficient to fund the Company's obligations throughout 2004. Although the Company believes the assumptions underlying its 2004 financial projections are reasonable, there are significant risks that could cause the Company's 2004 financial performance to be different than projected. These risks relate primarily to further declines in demand for air travel, further increases in fuel prices, competitive pricing and capacity actions, and the ongoing geopolitical impacts of the conflicts in the Middle East.

Bond Exchange and Lease Amendments

The geopolitical impact of the conflict in the Middle East and generally weak economic conditions of the past several years has adversely affected the Company and the airline industry. The Company's new Boeing aircraft are all leased and have higher fixed ownership costs than the older fleets that they replaced. The terms of many of these aircraft operating leases were initially determined before September 11, 2001, and were originally structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the related lease terms. Consequently, the Company made large cash lease payments on many of its aircraft in the year ended December 31, 2003, which resulted in a substantial use of the Company's cash. As of December 31, 2003, the Company was also scheduled to repay its 2004 Notes in August 2004 and its 2005 Notes in December 2005. The Company did not anticipate that its cash on hand together with cash generated by future operating activities would be sufficient to meet its scheduled aircraft operating lease obligations beginning in 2004 and to repay its debt when it matured.

To address these liquidity problems, on January 30, 2004, the Company successfully completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with EITF 96-19 the Company recorded a non-operating loss on extinguishment of debt of $27.3 million. The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which equates to their face value.

On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, BCSC, GECAS and ILFC. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases primarily between June 30, 2003 and March 31, 2005 and to extend the leases generally for two years. Most of the payments delayed during this time period will be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments, which would have been due under the original lease terms.

The table below summarizes the significant items that will affect liquidity in the year ending December 31, 2004, as a result of the exchange offers and operating lease amendments in addition to deferring $155.3 million dollars of the senior indebtedness previously due in August 2004:


                                                                          Cash savings (outflows)
                                                                               (in thousands)
                                                                                 ----------
Refund of certain 2003 aircraft operating lease payments                         $   29,806
Reduction in aircraft operating lease payments in 2004                               69,546
Payment of cash consideration for 2004 Notes                                         (7,765)
Payment of cash consideration for 2005 Notes                                         (5,250)
Payment of preferred dividends accrued at December 31, 2003                          (9,237)
Payment of fees related to exchange offers and lease amendments in 2004              (7,777)
Additional interest costs related to Exchange Offers                                (12,910)
                                                                                 ----------
Total Net Cash Savings                                                           $   56,413
                                                                                 ==========


Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases.
Although the Company is obligated on a number of long-term operating leases, which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations as of March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.


                                                                Cash Payments Currently Scheduled
                                                                ---------------------------------
                                             Total           2 Qtr- 4 Qtr          2005            2007          After
                                                                 2004             -2006           -2008          2008
                                        -----------           ---------         ----------      ----------    -----------
                                                                             (in thousands)

Current and long-term debt              $   504,642           $  44,951         $  101,148      $   81,170    $   277,373

Lease obligations                         3,797,593             125,276            582,341         627,993      2,461,983

Expected future lease obligations (1)       642,224               3,101             18,133          67,100        553,890

Redeemable Preferred Stock (2)               50,000                   -                  -               -         50,000
                                        -----------           ---------         ----------      ----------    -----------
Total contractual cash obligations      $ 4,994,459           $ 173,328         $  701,622      $  776,263    $ 3,343,246
                                        ===========           =========         ==========      ==========    ===========



(1) Represents estimated payments on nine new Boeing 737-800 aircraft the Company is committed to taking delivery of in 2004 through 2007, as well as four spare engines the Company is committed to taking delivery of in 2005 through 2008. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of March 31, 2004, as the Company has not received the aircraft. Payments for expected future lease obligations were derived using terms of leases for comparable aircraft currently in place.

(2) Represents the mandatory redemption of the 500 shares of Series A Preferred in equal semiannual installments between 2010 and 2015. Amount excludes the mandatory redemption of the 300 shares of Series B convertible preferred stock in 2015, as these shares can be converted into common stock at any time up to the mandatory redemption date.

Aircraft and Fleet Transactions. The Company has a purchase agreement with Boeing to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company, and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit finance facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit finance facilities or permanent financing for any future aircraft purchases. As of March 31, 2004, the Company had $4.6 million in long-term pre-delivery deposits outstanding for future aircraft deliveries, which were funded with operating cash. Upon delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of March 31, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

The Company has an agreement to lease one additional Boeing 737-800 under an operating lease from ILFC, which is currently scheduled for delivery in May 2004. The Company also has an agreement with GECAS to lease one additional Boeing 737-800, which is currently scheduled for delivery in November 2004.

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

In March 2001, the Company entered a limited liability agreement with Boeing Capital Corporation - Equipment Leasing Corporation ("BCC-ELC") forming BATA, a 50/50 joint venture. BATA is remarketing the Company's fleet of Boeing 727-200 aircraft in cargo configurations. In exchange for supplying the aircraft and certain operating services to BATA, the Company has and expects to continue to receive both cash and equity in the income or loss of BATA. As of March 31, 2004, the Company had transferred 23 of its fleet of Boeing 727-200 aircraft to BATA.

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

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, one Lockheed L-1011-50 and 100 aircraft, two SAAB 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables.

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

On March 30, 2004, the Company signed a letter agreement with Boeing and ILFC (together "Issuer") that provides a financing commitment from the Issuer to ATA for up to $30 million to be used under certain specific conditions. As consideration for the financing commitment, ATA must pay the Issuer $1.2 million upon execution of a definitive documentation of the financing agreement. The commitment expires on January 3, 2005. If the Company uses financing under the financing commitment, that financing availability will be reduced by $10 million per year on the anniversary of the funding, for up to three years.

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

On September 21, 2001, the bank notified the Company that it had determined that the terrorist attacks of September 11, 2001, the ensuing grounding of commercial flights by the FAA, and the significant uncertainty about the level of future air travel entitled the bank to retain cash collected by it on processed card charges as a deposit, up to 100% of the full dollar amount of purchased services to be provided at a future date. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the bank. The deposit secures this potential obligation of the bank to make such refunds. The bank exercised its right to withhold distributions beginning shortly after its notice to the Company. The retention percentage employed by the bank ranged from 60% to 100% through March 1, 2004 and was at 100% on March 1, 2004.

On March 1, 2004, the Company amended its agreement with its credit card processing bank to reflect an extension for the processing of sales charges on MasterCard and Visa cards until March 31, 2005. The credit card processing bank agreed to reduce the holdback percentage for sales for future travel to 75% effective with the execution of the amendment. The effect of decreasing the holdback percentage from 100% to 75% increased the Company's cash balance by approximately $21 million based on the holdback balance at March 1, 2004, which is reflected on the March 31, 2004 balance sheet. The amended agreement provides quarterly financial covenants under which the Company may maintain a holdback at 75% or 50% of sales for future travel, but at no time during the life of the amendment will the holdback be lower than 50% of sales for future travel. However, the Company can provide no assurances that it will be able to maintain the percentage of holdback below 100% in future periods under this amendment. As of March 31, 2004 and March 31, 2003 the bank had withheld $61.2 million and $37.4 million, respectively.

The Company has the right to terminate its agreement with the bank upon providing 90 days notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of March 31, 2004, no cash deposit requirements had been implemented by the issuers or processors of those cards.

ATA Credit Card. On March 31, 2004, the Company entered into agreements with a credit card issuer and Visa to introduce a consumer credit card ("the Card") bearing redemption benefits on ATA Airlines, Inc. Holders of the Card will accumulate points through purchases on the Card, which will allow them to earn free travel on the airline once certain point thresholds are attained. The Company will earn revenue from the credit card issuer as consideration for issuing the Card with the Company's logo, and certain cooperative advertising activities. Upon signing the agreement, the Company received a prepayment for future revenue to be earned from the issuer, all of which was accounted for as a deferred item as of March 31, 2004. The Company expects to launch the Card in the third quarter of 2004.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation.

The Company has also historically provided both escrow arrangements and a surety bond to the DOT to meet DOT charter obligations. Prior to the terrorist attacks of September 11, 2001, the Company had provided a letter of credit of $1.5 million as security to its surety bond issuer for its total estimated surety bond obligations, including the DOT charter obligations. Effective January 16, 2002, the issuer implemented a requirement for the Company's letter of credit to secure 100% of estimated surety bond obligations, which totaled $19.8 million at that date. The Company's letter of credit was adjusted accordingly, and the Company has been subject to further adjustments of its letter of credit, based upon further revisions to the estimated liability for total surety bonds outstanding. The cash pledged to secure the Company's letter of credit was included in non-current restricted cash.

On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of March 31, 2004, the Company has $5.1 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company's balance sheet as of that date. The surety bond of $12.9 million relating to the DOT charter obligations was released in the first quarter of 2004, and the restricted cash securing the letter of credit was returned to the Company.

As of March 31, 2004, the Company's restricted cash pledged to secure its letters of credit for all surety bonds, totaled $31.5 million and is shown as non-current restricted cash on the Company's balance sheet.

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

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp.'s Annual Report on Form 10-K for the year 2003.

PART I - Financial Information
Item IV - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

     (b) Report filed on January 5, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 12, 2004, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits, and Item 9. Regulation FD Disclosure.

     Report filed on January 22, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 23, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 27, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 30, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 30, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on January 30, 2004, furnishing items under Item 9. Regulation FD Disclosure.

     Report filed on February 2, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on February 24, 2004, furnishing items under Item 9. Regulation FD Disclosure.

     Report filed on April 12, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on April 30, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on May 6, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on May 6, 2004, furnishing items under Item 9. Regulation FD Disclosure.

     Report filed on May 7, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

     Report filed on May 13, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ATA Holdings Corp.
                           (Registrant)




Date     May 14, 2004       by /s/ David M. Wing
                            --------------------
                            David M. Wing
                            Executive Vice President and Chief Financial Officer
                            On behalf of the Registrant

                                                              Index to Exhibits

                Exhibit No.

31.1 CEO  Certification  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
2002

31.2 CFO  Certification  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002