Form 10-Q
period 2004-06-30
ATA HOLDINGS CORP
filed 2004-08-16
CIK 898904

United States Securitie and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ____________

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

Common Stock, Without Par Value - 11,823,864 shares outstanding as of July 31, 2004

Part I - Financial Information
Item I - Financial Statements

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                              June 30,         December 31,
                                                                                2004               2003
                                                                           -----------       ------------
                                 ASSETS                                      (Unaudited)
Current assets:
 Cash and cash equivalents                                                 $   150,046       $    160,644
 Receivables, net of allowance for doubtful accounts
 (2004 - $1,077; 2003 - $1,388)                                                114,303            118,745
 Inventories, net                                                               46,803             47,604
 Prepaid expenses and other current assets                                      30,568             21,406
                                                                           -----------       ------------
Total current assets                                                           341,720            348,399

Property and equipment:
 Flight equipment                                                              330,993            324,697
 Facilities and ground equipment                                               147,250            142,032
                                                                            -----------       ------------
                                                                               478,243            466,729
 Accumulated depreciation                                                     (236,329)          (213,247)
                                                                           -----------       ------------
                                                                               241,914            253,482

Restricted cash                                                                 31,682             48,301
Goodwill                                                                        14,887             14,887
Prepaid aircraft rent                                                          146,175            144,088
Investment in BATA                                                              13,679             14,672
Deposits and other assets                                                       51,549             46,158
                                                                           -----------       ------------

Total assets                                                               $   841,606       $    869,987
                                                                           ===========       ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Current maturities of long-term debt                                      $    59,597       $     51,645
 Accounts payable                                                               31,687             25,327
 Air traffic liabilities                                                       125,677            102,831
 Accrued expenses                                                              171,398            154,689
                                                                           -----------       ------------
Total current liabilities                                                      388,359            334,492


Long-term debt, less current maturities                                        433,531            443,051
Deferred gains from sale and leaseback of aircraft                              53,484             55,392
Other deferred items .                                                          80,695             51,822
Mandatorily redeemable preferred stock; authorized and issued 500 shares        50,000             56,330
                                                                           -----------       ------------
Total liabilities                                                            1,006,069            941,087

Commitments and contingencies

Convertible redeemable preferred stock; authorized and issued 300 shares        30,000             32,907

Shareholders' deficit:
 Preferred stock; authorized 9,999,200 shares; none issued                           -                  -
 Common stock, without par value; authorized 30,000,000 shares;
  issued 13,535,304 - 2004; 13,476,193 - 2003                                   66,236             65,711
 Treasury stock; 1,711,440 shares - 2004; 1,711,440 shares - 2003              (24,778)           (24,778)
 Additional paid-in capital                                                     17,938             18,163
 Accumulated deficit                                                          (253,859)          (163,103)
                                                                           -----------       ------------
Total shareholders' deficit                                                   (194,463)          (104,007)
                                                                           -----------       ------------

Total liabilities and shareholders' deficit                                $   841,606       $    869,987
                                                                           ===========       ============

See accompanying notes.

                                                 ATA HOLDINGS CORP.AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands, except per share data)

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                    2004             2003          2004           2003
                                                -----------      -----------   -----------   ------------
                                                 (Unaudited)      (Unaudited)   (Unaudited)    (Unaudited)

Operating revenues:
 Scheduled service                               $  300,750       $  278,009    $  577,917    $  522,777
 Charter                                             72,676           94,550       164,366       206,857
 Ground package                                       2,978            3,265         7,873         8,476
 Other                                               14,370           12,298        27,951        23,641
                                                ------------      -----------   -----------   -----------
Total operating revenues                            390,774          388,122       778,107       761,751
                                                ------------      -----------   -----------   -----------
Operating expenses:
 Salaries, wages and benefits                       107,394           98,875       215,062       193,153
 Fuel and oil                                        85,838           68,081       168,128       143,173
 Aircraft rentals                                    59,835           56,065       119,380       111,334
 Handling, landing and navigation fees               30,097           31,399        63,452        61,456
 Aircraft maintenance, materials and repairs         19,512           10,751        39,414        24,230
 Other selling expenses                              14,015           13,085        26,559        24,842
 Crew and other employee travel                      12,967           16,856        29,984        31,843
 Depreciation and amortization                       12,819           13,796        26,450        28,989
 Advertising                                         10,399           10,030        20,226        20,305
 Passenger service                                   10,096           10,756        21,432        21,005
 Facilities and other rentals                         6,729            5,797        13,113        11,621
 Insurance                                            5,978            7,526        11,476        14,861
 Commissions                                          5,676            4,214        12,496        10,240
 Ground package cost                                  2,508            2,786         6,571         6,990
 U.S. Government Funds                                    -          (37,156)            -       (37,156)
 Other                                               17,434           19,316        37,238        37,400
                                                 -----------      -----------   -----------   -----------
Total operating expenses                            401,297          332,177        10,981       704,286
                                                 -----------      -----------   -----------   -----------

 Operating income (loss)                            (10,523)          55,945       (32,874)       57,465

Other income (expense):
 Interest income                                        532              705         1,075         1,511
 Interest expense                                   (15,442)         (12,959)      (30,431)      (25,641)
 Loss on extinguishment of debt                           -                -       (27,314)            -
 Other                                                 (229)            (376)         (462)       (1,012)
                                                 -----------      -----------   -----------   -----------
Other expense                                       (15,139)         (12,630)      (57,132)      (25,142)
                                                 -----------      -----------   -----------   -----------

Income (loss) before income taxes                   (25,662)          43,315       (90,006)       32,323
Income taxes                                              -                -             -             -
                                                 -----------      -----------   -----------   -----------
Net income (loss)                                   (25,662)          43,315       (90,006)       32,323

Preferred stock dividends                              (375)          (2,485)         (750)       (2,860)
                                                 -----------      -----------   -----------   -----------
Income (loss) available to common shareholders   $  (26,037)      $   40,830    $  (90,756)   $   29,463
                                                 ===========      ===========   ===========   ===========

Basic earnings per common share:
Average shares outstanding                       11,823,864       11,764,753    11,823,317    11,764,753
Net income (loss) per share                      $    (2.20)      $     3.47    $    (7.68)   $     2.50
                                                 ===========      ===========   ===========   ===========

Diluted earnings per common share:
Average shares outstanding                       11,823,864       14,077,005    11,823,317    14,053,238
Net income (loss) per share                      $    (2.20)      $     2.93    $    (7.68)   $     2.15
                                                 ===========      ===========   ===========   ===========

 See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                                      AND SHAREHOLDERS' DEFICIT
                                                       (Dollars in thousands)

                                    Convertible
                                    Redeemable                          Additional                   Total
                                     Preferred   Common    Treasury       Paid-in   Retained      Shareholders'
                                       Stock     Stock     Stock          Capital    Deficit        Deficit
                                      -------   -------   ---------       -------   ---------      ---------
Balance as of December 31, 2003       $32,907   $65,711   $ (24,778)      $18,163   $(163,103)     $(104,007)

Net loss                                    -         -           -             -     (64,344)       (64,344)

Stock options exercised                     -       525           -          (225)          -            300

Preferred stock dividends              (2,907)        -           -             -        (375)          (375)
                                      -------   -------   ---------       -------   ---------      ---------
Balance as of March 31, 2004          $30,000   $66,236   $ (24,778)      $17,938   $(227,822)     $(168,426)
                                      =======   =======   =========       =======   =========      =========

Net loss                                    -         -           -             -     (25,662)       (25,662)

Preferred stock dividends                   -         -           -             -        (375)          (375)
                                      -------   -------   ---------       -------   ---------      ---------
Balance as of June 30, 2004           $30,000   $66,236   $ (24,778)      $17,938   $(253,859)     $(194,463)
                                      =======   =======   =========       =======   =========      =========


 See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)

                                                                Six Months EndedJune 30,
                                                                 2004              2003
                                                             (Unaudited)        (Unaudited)
                                                             -----------        -----------
Operating activities:

Net income (loss)                                            $ (90,006)         $  32,323
Adjustments to reconcilenet income(loss)
to net cash provided byoperatingactivities:
 Depreciation andamortization                                   26,450             28,989
 Loss on extinguishment of debt                                 27,314                  -
 Other non-cash items                                            5,472              4,969
Changes in operating assets and liabilities:
 U.S.Government grant receivable                                     -              6,158
 Other receivables                                               4,442            (14,394)
 Inventories                                                      (736)              (151)
 Prepaid expenses                                               (4,760)             2,719
 Accounts payable                                                6,360             (1,275)
 Air traffic liabilities                                        22,846             14,835
 Accrued expenses                                               21,934              2,551
 Other deferred items                                           20,000                  -
                                                             ---------          ---------
 Net cash provided by operating activities                      39,316             76,724
                                                             ---------          ---------
Investing activities:

Aircraft pre-delivery deposits                                       -              8,374
Capital expenditures                                           (13,515)           (29,523)
Noncurrent prepaid aircraft rent                                (2,087)           (63,882)
(Additions) reductions to other assets                          (8,468)             4,909
Proceeds from sales of property and equipment                      108                171
                                                             ---------          ---------
 Net cash used in investing activities                         (23,962)           (79,951)
                                                             ---------          ---------
Financing  activities:

Proceeds from long-term debt                                     1,500              5,729
Payments of preferred dividends                                 (9,987)                 -
Payments on short-term debt                                          -             (4,187)
Payments on long-term debt and exchange offers                 (29,982)            (4,283)
Decrease (increase) in restricted cash                          12,217             (8,210)
Proceeds from stock options exercises                              300                  -
                                                             ---------          ---------
 Net cash used in financing activities                         (25,952)           (10,951)
                                                             ---------          ---------
Decrease in cash and cash equivalents                          (10,598)           (14,178)
Cash and cash equivalents, beginning of period                 160,644            200,160
                                                             ---------          ---------
Cash and cash equivalents, end of period                     $ 150,046          $ 185,982
                                                             =========          =========

Supplemental disclosures:

Cash payments (receipts) for:
 Interest                                                    $  26,047          $  22,999
 Income tax refunds                                             (4,142)           (16,711)

Financing and investing activities not affecting cash:
 Accrued capitalized interest                                      479                752
 Accrued preferred stock dividends                                   -              2,860
 Additional new notes                                        $  12,991          $       -

See accompany notes.

                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Stock Based Compensation

     The accompanying consolidated financial statements of ATA Holdings Corp. and subsidiaries ("the Company") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements for the periods ended June 30, 2004 and 2003 reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.

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

     The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects, is less than $10,000 for the quarter and six months periods ended June 30, 2004 and 2003, and has no effect on basic or diluted earnings per share for these periods.

2.   State of the Industry and the Company

     The geopolitical impact of the conflict in the Middle East and generally weak economic conditions of the past several years have adversely affected the Company and the airline industry. The industry as a whole, and the Company, have suffered significant financial losses since 2001. These trends continued in the first six months of 2004, as the industry and the Company experienced a weak revenue environment and increased fuel costs. These conditions caused several network carriers including United Airlines, American Airlines, Delta Airlines and US Airways to either seek bankruptcy protection or threaten bankruptcy. The Company faced a competitive pricing environment that included extraordinary fare discounting by several airlines in many of the scheduled service markets the Company serves. In addition, the Company faced increased capacity by its competitors in several of the east-west markets it serves. These economic conditions contributed to liquidity concerns for the Company.

     In early 2004, the Company continued its efforts to address the liquidity problems created by the economic conditions the Company has faced since 2001. On January 30, 2004, the Company successfully completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its $175 million 10 1/2% Senior Notes due in

     August 2004 ("2004 Notes") and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its $125 million 9 5/8% Senior Notes due in December 2005 ("2005 Notes", and together with the 2004 Notes, "Existing Notes"). In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with the Emerging Issues Task Force of the FASB No. 96-19,
     Debtor's Accounting for Modification or Exchange of Debt Terms ("EITF 96-19"), the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which closely approximated their face value.

     In addition, on January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases, primarily between June 30, 2003 and March 31, 2005, and to extend the leases generally for two years. Most of the payments delayed during this time period are to be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments that would have been due under the original lease terms.

     Even after these steps, the Company faces substantial additional liquidity concerns due to the continuing impact of the weak pricing environment, increased fuel costs, a declining demand for military/government charter service and increasing aircraft operating lease payments in 2005, which are heavily concentrated in the first quarter of 2005. The Company has announced that it expects to realize a net loss for the full year of 2004. The Company is attempting to minimize these losses, including amending the collective bargaining agreement with its cockpit crewmembers to forego scheduled pay increases, implementing pay reductions for certain of its non-crewmember employees, and eliminating jobs where appropriate. Additionally, on March 30, 2004, the Company signed a letter agreement with Boeing and ILFC (together "Issuer") that provides a financing commitment from the Issuer to ATA for up to $30 million under certain specific conditions. As consideration for the financing commitment, ATA must pay the Issuer $1.2 million upon execution of the definitive documentation of the financing agreement. If the Company obtains financing under the financing commitment, the Company expects that the amount available under the commitment will be reduced by $10 million per year on the anniversary of the funding, for up to three years. Although based on current operating assumptions and market conditions the Company presently projects that the impact of these actions, together with cash on hand as of June 30, 2004, will allow the Company to meet its cash obligations in 2004, the sustained losses have negatively impacted the Company's financial covenant outlooks. Specifically, the Company expects the percentage of its holdback with its Visa and MasterCard processing bank to increase to 100% in August 2004, from 75% as of June 30, 2004. This increase in holdback percentage will decrease the Company's unrestricted cash balance by approximately $20.0 million. Under current operating assumptions and absent any changes to existing aircraft lease obligations, the Company does not expect to have sufficient cash to meet its cash obligations in the first quarter of 2005.

     As of September 30, 2004, the Company is required to meet an earnings before interest, taxes, depreciation, amortization and aircraft rent ("EBITDAR") to fixed charges ratio covenant under its secured term loan, which is partially guaranteed by the Air Transportation Stabilization Board ("ATSB"), and its mortgage note payable agreements. In addition, certain of the Company's other loan agreements have cross-default provisions that may be triggered if the Company fails to meet this ratio. These covenants were negotiated based on future projections that did not anticipate an on-going weak revenue environment and increasing fuel costs. Based on current financial projections, the Company is uncertain of its ability to satisfy this covenant. If the Company is unable to meet this financial covenant, it would be in default under these agreements, and the lenders would have the right to accelerate the maturity date of the loan and exercise other remedies against the Company. The Company intends to discuss its financial position with the ATSB and other lenders to seek to obtain any necessary waivers of these covenants. However, the Company can provide no assurances as to its success in obtaining a waiver or revision of these covenants. In addition, the Company cannot provide assurance that it will not be required to make pre-payments under the loans in order to revise the covenants, which could negatively impact the Company's cash outlook. The Company has not identified alternate sources of funding to meet cash requirements should an acceleration of the maturity date occur due to the current economic and capital environment.

     The Company's ability to obtain financing to assist with liquidity issues will be extremely limited. Therefore, together with cost-cutting initiatives, the Company is currently exploring opportunities to improve its revenue generation and return the Company to profitability. Beginning in August 2004, the Company will launch business class seating. This service will be available system-wide by the end of 2004. The Company is also looking at opportunities for expansion in the transatlantic markets. The Company could begin European service in 2005, although no specific destinations have been announced. The Company is undertaking other actions to reduce cash obligations, improve liquidity and improve profitability, including further restructuring of leases, further amendments to collective bargaining agreements and restructuring of operations, with a concurrent disposition of assets and reduction of workforce associated with the discontinued operations. Even with these potential initiatives, the Company faces significant risks beyond its control that could affect its long-term viability including further declines in demand for air travel, further increases in fuel price, competitive pricing and capacity increases, other airlines seeking bankruptcy protection and the ongoing geopolitical impacts of the conflicts in the Middle East.

3.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended June 30 ,
                                                          2004                 2003
                                                      ------------        ------------
 Numerator:
   Net income (loss)                                  $ (25,662,000)       $ 43,315,000
   Preferred stock dividends                               (375,000)         (2,485,000)
                                                      -------------        ------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                 $ (26,037,000)       $ 40,830,000
                                                      -------------        ------------
 Effect of dilutive securities:
   Convertible redeemable preferred stock             $           -        $    375,000
                                                      -------------        ------------
 Numerator for diluted earnings per share             $ (26,037,000)       $ 41,205,000
                                                      =============        ============


  Denominator:
   Denominator for basic earnings  per share
   - weighted average shares                             11,823,864          11,764,753
  Effect of potential delutive securities:
   Employee stock options                                         -                   -
   Convertible redeemable preferred stock                         -           1,914,486
   Warrants  issued under secured term loan                       -             397,766
                                                      -------------        ------------
   Denominator for diluted earnings per share
   - adjusted weighted average shares                    11,823,864          14,077,005
                                                      =============        ============
 Basic income (loss) per share                        $       (2.20)       $       3.47
                                                      =============        ============
 Diluted income (loss) per share                      $       (2.20)       $       2.93
                                                      =============        ============

                                                          Six Months Ended June 30 ,
                                                         2004                  2003
                                                      -------------        ------------
 Numerator:
   Net income (loss)                                  $ (90,006,000)       $ 32,323,000
   Preferred stock dividends                               (750,000)         (2,860,000)
                                                      -------------        ------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                 $ (90,756,000)       $ 29,463,000
                                                      -------------        ------------
 Effect of dilutive securities:
   Convertible redeemable preferred  stock                       -        $     750,000
                                                      -------------        ------------
 Numerator for diluted earnings per share             $ (90,756,000)       $ 30,213,000
                                                      =============        ============


 Denominator:
   Denominator for basic earnings per share
   - weighted average shares                             11,823,317          11,764,753
 Effect of potential delutive securities:
   Employee stock options                                         -                   -
   Convertible redeemable preferred stock                         -           1,914,486
   Warrants issued under secured term loan                        -             373,999
                                                      -------------        ------------
   Denominator for diluted earnings per share
   - adjusted weighted average shares                    11,823,317          14,053,238
                                                      =============        ============
 Basic income (loss) per share                        $       (7.68)       $       2.50
                                                      =============        ============
 Diluted income (loss) per share                      $       (7.68)       $       2.15
                                                      =============        ============

     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three and six months ended June 30, 2004 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. Also, the impact of 834,995 and 969,573 incremental shares from the assumed exercise of warrants issued in conjunction with the secured term loan the Company obtained in November 2002 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because their effect would be antidilutive. In addition, the impact of 257 and 9,327 employee stock options, respectively, has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because their effect would be antidilutive.

4.   Commitments and Contingencies

     The Company has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing acceptable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of June 30, 2004, the Company had $4.9 million in long-term pre-delivery deposits outstanding for the seven future aircraft deliveries, which were funded with operating cash. Upon delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of June 30, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

     The Company also has commitments to take delivery of one additional Boeing 737-800 and four spare engines, all of which are currently scheduled for delivery between the remainder of 2004 and 2008. The Company intends to finance all future aircraft and engine deliveries with leases accounted for as operating leases.

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

     In January 2002, the Company entered into an agreement (the "Lease") to lease land from the City of Chicago (the "City"), which had been purchased by the City with Chicago Midway Airport Revenue Bonds ("MARB's"). The Company also entered into a redevelopment agreement (the "Agreement") with the City in January 2002 to develop real estate on the property. As part of the Agreement, the City agreed to pay for the debt service on the MARB's from the incremental tax revenue expected to be generated from the real estate developments. Under the Agreement, if the incremental tax revenue is insufficient to fund the MARB's debt service, the City has the right to require the Company to provide those funds as additional rent under the lease. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million.

     The Company is considering constructing a training center, primarily for pilot training, on the land leased from the City (the "Project"). The Company has received $5.1 million in grants from the State of Illinois to assist with costs related to site development and construction of the training center. As of June 30, 2004, $1.7 million of the grant funds have been spent on costs related to the Project. In addition to requiring completion of the Project, the grants require the Company to achieve certain employment levels in the State of Illinois by December 31, 2005. In the event that the Project is not completed or the employment levels are not achieved as stipulated in the grant, the State of Illinois has the right to seek recovery of all the funds received by the Company under the grant. The Company is uncertain whether it can achieve the required employment levels by December 31, 2005.

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

5.   Income Taxes

     As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset. In the first six months of 2004, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. This valuation allowance resulted in no tax benefit being recognized in the Company's first six months of 2004 and 2003.

6.   Prepaid and Accrued Aircraft Rent

     The Company's operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Forty-nine of the Company's aircraft operating leases were structured to require significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent that will be amortized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Twenty-four of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. The portion of the accrued liability that will be paid in the next twelve months is recorded as short-term accrued expenses while the remainder is recorded as long-term deferred items. Two of the Company's aircraft operating leases were structured whereby monthly cash rents and monthly book rents are equal. The table below summarizes the prepaid and accrued aircraft rents as of June 30, 2004 and December 31, 2003 that result from this straight-line expense recognition as reported under the following captions on the Company's balance sheet:

                                                                    June 30,    December 31,
                                                                      2004        2003
                                                                   --------     ------------
                                                                     (In thousands)
Assets:

 Prepaid expenses and other current assets (short-term)            $  2,282     $  3,879
 Prepaid aircraft rent (long-term)                                  146,175      144,088
                                                                   --------     --------
 Total prepaid aircraft rent                                       $148,457     $147,967
                                                                   ========     ========

Liabilities:

 Accrued expenses (short-term)                                     $  6,304     $ 11,529
 Other deferred items (long-term)                                    39,524       27,976
                                                                   --------     --------
Total accrued aircraft rent                                        $ 45,828     $ 39,505
                                                                   ========     ========



7.   Dividends

     In 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The Company must redeem the Series B Preferred no later than September 20, 2015. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The annual rate is subject to an increase to 8.44% on the liquidation amount ($100,000 per share) if the Company fails to pay any quarterly dividend within ten days of the due date. Once dividends in arrears have been paid in full, the rate returns to the original annual rate of 5.0%. The mandatorily redeemable Series B Preferred is classified between liabilities and equity on the Company's accompanying balance sheets because it is convertible to the Company's common stock. The dividends related to the Series B Preferred are recorded below net income on the Company's statement of operations.

     Also, in 2000, the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. As of July 1, 2003, per the provisions of FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"), the Series A Preferred is classified as a liability on the Company's accompanying balance sheets because it is mandatorily redeemable and not convertible, and the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations.

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

8.   Management Changes

     On June 28, 2004, the Company announced the resignation of David M. Wing, who had held the role of Executive Vice President and Chief Financial
     Officer of the Company and was a member of the Company's Board of Directors. In addition, the Company appointed Gilbert F. Viets, who had held the role of Chairman of the Audit Committee of the Company's Board of Directors, to the role of Executive Vice President and Chief Financial Officer. On July 12, 2004, the Company announced the appointment of Byron
     F. Johnson as Chairman of the Audit Committee of the Company's Board of Directors to replace Mr. Viets. Mr. Viets remains on the Board.

Part I - Financial Information
Item II - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Quarter Ended June 30, 2004, Versus Quarter Ended June 30, 2003

Overview

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA Airlines, Inc. ("ATA"), has been operating for 31 years and is the tenth largest U.S. airline in terms of 2003 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte, and Pittsburgh. The Company's commuter subsidiary Chicago Express Airlines, Inc. ("Chicago Express") provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Dayton, Des Moines, Flint, Fort Wayne, Grand Rapids, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and six months ended June 30, 2004, the Company recorded an operating loss of $10.5 million and $32.9 million, respectively, as compared to an operating income of $55.9 million and $57.5 million in the same periods of 2003. In the quarter and six months ended June 30, 2004, the Company had a loss available to common shareholders of $26.0 million and $90.8 million, respectively, as compared to a net income available to common shareholders of $40.8 million and $29.5 million in the same periods of 2003. The loss available to common shareholders for the first six months of 2004 includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004. The second quarter and first six months of 2003 results include $37.2 million received from the U.S. Government for a reimbursement of expenses incurred and revenue foregone related to enhanced aviation security after September 11, 2001, which was recorded as a reduction in operating expenses. See "Notes to Consolidated Financial Statements
- Note 2 - State of the Industry and the Company" for additional information on the exchange offers.

Consolidated revenue per available seat mile ("RASM") increased to 7.36 cents and decreased to 7.14 cents, respectively, in the second quarter and first six months of 2004, as compared to 7.23 cents and 7.15 cents, respectively, in the comparable periods of 2003. In 2004, the Company's scheduled service revenues were adversely affected by the industry's added capacity, especially in the Company's transcontinental and other east-west markets. In addition, the Company continued to be challenged by competitive pricing which included extraordinary fare discounting by several airlines. As a result, the Company cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. The Company intends to enhance its position as a leading provider of passenger airline services in those markets where it can capitalize on its competitive strengths. Military/government charter revenues decreased in the second quarter and first six months of 2004 as a result of the deactivation of Civil Reserve Air Fleet ("CRAF") in the second quarter of 2003. In addition, the extension of tours of duty for overseas military personnel caused a decline in demand for the Company's military/government charter product in the first six months of 2004.

The Company's unit costs remained among the lowest of major airlines in the second quarter and first six months of 2004. Consolidated cost per available seat mile ("CASM") increased to 7.56 cents and 7.44 cents, respectively, in the quarter and six months ended June 30, 2004, as compared to 6.19 cents and 6.61 cents, respectively, in the comparable periods of 2003. The 2003 CASM amounts reflect the impact of the receipt of $37.2 million, or 0.69 cents and 0.35 cents in the quarter and six months ended June 30, 2003, in U.S. Government funds received in the second quarter of 2003. The remainder of the increase in CASM between periods is primarily due to a 27.8% and 14.6% increase in the average cost per gallon of fuel in the second quarter and first six months of 2004 as compared to the same periods of 2003. In addition, the Company experienced higher maintenance costs in the first six months of 2004 as a result of a contractual rate increase in the hourly engine maintenance agreement for the Company's fleet of Boeing 757-200 aircraft, and these rate increases are expected to continue. Salary costs also increased in 2004, due primarily to contractual rate increases for cockpit crew received in July 2003.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

For the quarter and six months ended June 30, 2004, the Company had an operating loss of $10.5 million and $32.9 million, respectively, as compared to operating income of $55.9 million and $57.5 million in the same periods of 2003. The Company had a net loss of $25.7 million and $90.0 million in the second quarter and first six months of 2004, respectively, as compared to a net income of $43.3 million and $32.3 million in the same periods of 2003. The net loss for the six months ended June 30, 2004 includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004.

Operating revenues increased 0.7% to $390.8 million in the second quarter of 2004, as compared to $388.1 million in the same period of 2003, and increased 2.1% to $778.1 million in the first six months of 2004, as compared to $761.8 million in the same period of 2003. Consolidated RASM increased 1.8 % to 7.36 cents and decreased 1.2% to 7.14 cents in the second quarter and first six months of 2004, respectively, as compared to 7.23 cents and 7.15 cents in the second quarter and first six months of 2003. Scheduled service revenues increased $22.7 million between the second quarters of 2003 and 2004, or 8.2 %, while charter revenues decreased $21.9 million between the same periods, or 23.1%. Scheduled service revenues increased $55.1 million between the first six months of 2003 and 2004, or 10.5%, while charter revenues decreased $42.5 million between the same periods, or 20.5%. Scheduled service unit revenues reflected weakness in both load factors and unit revenue, while yields were virtually unchanged from 2003 levels in the second quarter and first six months of 2004. Military/government charter operations decreased in the first six months of 2004 as a result of the deactivation of CRAF in the second quarter of 2003.

Operating expenses increased 20.8% to $401.3 million in the second quarter of 2004, as compared to $332.2 million in the comparable period of 2003, and increased 15.1% to $811.0 million in the first six months of 2004, as compared to $704.3 million in the same period of 2003. Consolidated CASM increased 22.1% to 7.56 cents in the second quarter of 2004, as compared to 6.19 cents in the second quarter of 2003, and increased 12.6% to 7.44 cents in the first six months of 2004, as compared to 6.61 cents in the same period of 2003. Operating expenses for the second quarter and first six months of 2003 reflect the receipt of $37.2 million in U.S. Government funds for the reimbursement of expenses incurred and revenue foregone related to enhanced aviation security after September 11, 2001, which was recorded as a reduction to operating expenses.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").

                                                                Cents per ASM                          Cents per ASM
                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                              2004               2003              2004              2003
                                                         ----------------------------            -------------------------

Consolidated operating revenues:                             7.36               7.23              7.14              7.15

Consolidated operating expenses:
 Salaries, wages and benefits                                2.02               1.84              1.97              1.81
 Fuel and oil                                                1.62               1.27              1.54              1.34
 Aircraft rentals                                            1.13               1.04              1.10              1.04
 Handling, landing and navigation fees                       0.57               0.58              0.58              0.58
 Aircraft maintenance, materials and repairs                 0.37               0.20              0.36              0.23
 Other selling expenses                                      0.26               0.24              0.24              0.23
 Crew and other employee travel                              0.24               0.31              0.28              0.30
 Depreciation and amortization                               0.24               0.26              0.24              0.27
 Advertising                                                 0.20               0.19              0.19              0.19
 Passenger service                                           0.19               0.20              0.20              0.20
 Facilities and other rentals                                0.13               0.11              0.12              0.11
 Insurance                                                   0.11               0.14              0.11              0.14
 Commissions                                                 0.11               0.08              0.11              0.10
 Ground package cost                                         0.05               0.05              0.06              0.07
 U.S. Government Funds                                          -              (0.69)                -             (0.35)
 Other                                                       0.32               0.37              0.34              0.35
                                                            -----               ----             -----              ----
Total consolidated operating expenses                        7.56               6.19              7.44              6.61
                                                            -----               ----             -----              ----
Consolidated operating income (loss)                        (0.20)              1.04             (0.30)             0.54
                                                            =====               ====             =====              ====


ASMs (in thousands)                                     5,310,459          5,370,153        10,893,281        10,654,863

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


                                                                   Three Months Ended June 30,
                                               ---------------------------------------------------------------
                                                   2004               2003             Inc (Dec)    % Inc (Dec)
                                               ---------------------------------------------------------------
Departures Jet                                    21,439             19,786               1,653          8.35
Departures SAAB                                   13,314             13,084                 230          1.76
                                               ---------------------------------------------------------------
 Total Departures                                 34,753             32,870               1,883          5.73
                                               ---------------------------------------------------------------
Block Hours Jet                                   64,417             61,716               2,701          4.38
Block Hours SAAB                                  12,956             12,797                 159          1.24
                                               ---------------------------------------------------------------
 Total Block Hours                                77,373             74,513               2,860          3.84
                                               ---------------------------------------------------------------
RPMs Jet (000s)                                3,749,521          3,732,628              16,893          0.45
RPMs SAAB (000s)                                  49,369             51,922              (2,553)        (4.92)
                                               ---------------------------------------------------------------
 Total RPMs (000s) (a)                         3,798,890          3,784,550              14,340          0.38
                                               ---------------------------------------------------------------
ASMs Jet (000s)                                5,233,066          5,292,058             (58,992)        (1.11)
ASMs SAAB (000s)                                  77,393             78,095                (702)        (0.90)
                                               ---------------------------------------------------------------
 Total ASMs (000s) (b)                         5,310,459          5,370,153             (59,694)        (1.11)
                                               ---------------------------------------------------------------

Load Factor Jet (%)                                71.65              70.53                1.12          1.59
Load Factor SAAB (%)                               63.79              66.49               (2.70)        (4.06)
                                               ---------------------------------------------------------------
 Total Load Factor (%)  (c)                        71.54              70.47                1.07          1.52
                                               ---------------------------------------------------------------
Passengers Enplaned Jet                        2,815,650          2,658,408             157,242          5.91
Passengers Enplaned SAAB                         284,551            295,799             (11,248)        (3.80)
                                               ---------------------------------------------------------------
 Total Passengers Enplaned (d)                 3,100,201          2,954,207             145,994          4.94
                                               ---------------------------------------------------------------
Revenue $ (000s)                                 390,774            388,122               2,652          0.68
RASM in cents (e)                                   7.36               7.23                0.13          1.80
CASM in cents (f)                                   7.56               6.19                1.37         22.13
Yield in cents (g)                                 10.29              10.26                0.03          0.29

Average Aircraft in Service
 Lockheed L-1011                                    6.00               8.42               (2.42)       (28.74)
 Boeing 737-800                                    32.50              30.20                2.30          7.62
 Boeing 757-200                                    15.59              15.00                0.59          3.93
 Boeing 757-300                                    12.00              10.11                1.89         18.69
 SAAB 340B                                         16.00              16.00                   -             -

Average Block Hours Flown per day
 Lockheed L-1011                                    6.77               7.34               (0.57)        (7.77)
 Boeing 737-800                                    10.71              10.71                   -             -
 Boeing 757-200                                    12.22              12.04                0.18          1.50
 Boeing 757-300                                    10.73              11.11               (0.38)        (3.42)
 SAAB 340B                                          8.99               8.88                0.11          1.24

See footnotes (a) through (g) on page 20.

                                                                    Six Months Ended June 30,
                                               -----------------------------------------------------------------
                                                   2004                 2003          Inc (Dec)        % Inc (Dec)
                                               -----------------------------------------------------------------
Departures Jet                                     43,332               38,980           4,352             11.16
Departures SAAB                                    26,471               25,797             674              2.61
                                               -----------------------------------------------------------------
 Total Departures                                  69,803               64,777           5,026              7.76
                                               -----------------------------------------------------------------
Block Hours Jet                                   132,426              122,532           9,894              8.07
Block Hours SAAB                                   25,914               25,220             694              2.75
                                               -----------------------------------------------------------------
 Total Block Hours                                158,340              147,752          10,588              7.17
                                               -----------------------------------------------------------------
RPMs Jet (000s)                                 7,273,958            7,057,275         216,683              3.07
RPMs SAAB (000s)                                   95,874               97,973          (2,099)            (2.14)
                                               -----------------------------------------------------------------
 Total RPMs (000s) (a)                          7,369,832            7,155,248         214,584              3.00
                                               -----------------------------------------------------------------
ASMs Jet (000s)                                10,737,873           10,500,361         237,512              2.26
ASMs SAAB (000s)                                  155,408              154,502             906              0.59
                                               -----------------------------------------------------------------
 Total ASMs (000s) (b)                         10,893,281           10,654,863         238,418              2.24
                                               -----------------------------------------------------------------
Load Factor Jet (%)                                 67.74                67.21            0.53              0.79
Load Factor SAAB (%)                                61.69                63.41           (1.72)            (2.71)
                                               -----------------------------------------------------------------
 Total Load Factor (%)  (c)                         67.65                67.15            0.50              0.74
                                               -----------------------------------------------------------------
Passengers Enplaned Jet                         5,378,751            5,036,086         342,665              6.80
Passengers Enplaned SAAB                          546,413              557,933         (11,520)            (2.06)
                                               -----------------------------------------------------------------
 Total Passengers Enplaned (d)                  5,925,164            5,594,019         331,145              5.92
                                               -----------------------------------------------------------------

Revenue $ (000s)                                  778,107              761,751          16,356              2.15
RASM in cents (e)                                    7.14                 7.15           (0.01)            (0.14)
CASM in cents (f)                                    7.44                 6.61            0.83             12.56
Yield in cents (g)                                  10.56                10.65           (0.09)            (0.85)

Average Aircraft in Service
 Lockheed L-1011                                     6.00                 9.21           (3.21)           (34.85)
 Boeing 737-800                                     32.25                30.10            2.15              7.14
 Boeing 757-200                                     15.30                15.33           (0.03)            (0.20)
 Boeing 757-300                                     12.00                10.01            1.99             19.88
SAAB 340B                                           16.00                 16.00               -                 -

Average Block Hours Flown per day
 Lockheed L-1011                                     8.04                 7.50            0.54              7.20
 Boeing 737-800                                     11.05                10.55            0.50              4.74
 Boeing 757-200                                     12.57                11.86            0.71              5.99
 Boeing 757-300                                     10.93                10.80            0.13              1.20
 SAAB 340B                                           9.00                 8.76            0.24              2.74

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

(d) Passengers enplaned are the number of revenue passengers who occupied seats on the Company's flights. This measure is also referred to as "passengers boarded." In the case of commercial charter and military/government charter, passengers enplaned is less relevant because the right to use an entire aircraft is sold by the Company instead of individual seats.

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

Operating Revenues

Total operating revenues in the second quarter of 2004 increased 0.7% to $390.8 million, as compared to $388.1 million in the second quarter of 2003; and operating revenues in the first six months of 2004 increased 2.1% to $778.1 million, as compared to $761.8 million in the same period of 2003.

These increases were due primarily to a $22.7 million and $55.1 million increase in scheduled service revenues for the second quarter and first six months of 2004, partially offset by a $21.9 million and $42.5 million decrease in charter revenues for the second quarter and first six months of 2004.

The following tables set forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.

                                                            Three Months Ended June 30,
                                           -------------------------------------------------------------
                                              2004             2003         Inc (Dec)       % Inc (Dec)
                                           -------------------------------------------------------------
Scheduled Service
 Departures                                   33,157           30,344           2,813              9.27
 Block Hours                                  70,453           63,530           6,923             10.90
 RPMs (000s)  (a)                          3,402,077        3,191,216         210,861              6.61
 ASMs  (000s) (b)                          4,497,588        4,172,529         325,059              7.79
 Load Factor  (c)                              75.64            76.48           (0.84)            (1.10)
 Passengers Enplaned (d)                   3,004,028        2,753,353         250,675              9.10
 Revenue $ (000s)                            300,750          278,009          22,741              8.18
 RASM in cents  (e)                             6.69             6.66            0.03              0.41
 Yield in cents  (g)                            8.84             8.71            0.13              1.49
 Revenue per segment (h)                      100.12           100.97           (0.85)            (0.85)

Military Charter
 Departures                                    1,283            1,602            (319)           (19.91)
 Block Hours                                   5,771            7,707          (1,936)           (25.12)
 ASMs  (000s)  (b)                           720,284          947,338        (227,054)           (23.97)
 Revenue $ (000s)                             65,538           78,020         (12,482)           (15.99)
 RASM in cents  (e)                             9.10             8.24            0.86             10.43
 RASM excluding fuel escalation  (j)            8.71             8.21            0.50              6.09

Commercial Charter
 Departures                                      302              915            (613)           (66.99)
 Block Hours                                   1,122            3,255          (2,133)           (65.53)
 ASMs  (000s)  (b)                            91,123          248,534        (157,411)           (63.34)
 Revenue $ (000s)                              7,138           16,530          (9,392)           (56.82)
 RASM in cents  (e)                             7.83             6.65            1.18             17.74
 RASM excluding fuel escalation  (i)            7.69             6.32            1.37             21.68

Percentage of Consolidated Revenues:
 Scheduled Service                              77.0%            71.6%            5.4%             7.54
 Military Charter                               16.8%            20.1%           (3.3%)          (16.42)
 Commercial Charter                              1.8%             4.3%           (2.5%)          (58.14)

See footnotes (a) through (j) on pages 20 and 22.

                                                                Six Months Ended June 30,
                                              -------------------------------------------------------------
                                                  2004              2003        Inc (Dec)       % Inc (Dec)
                                              -------------------------------------------------------------
Scheduled Service
 Departures                                      66,281             59,250         7,031            11.87
 Block Hours                                    142,672            123,688        18,984            15.35
 RPMs (000s)  (a)                             6,482,014          5,875,697       606,317            10.32
 ASMs  (000s)  (b)                            9,094,597          8,018,861     1,075,736            13.42
 Load Factor  (c)                                 71.27              73.27         (2.00)           (2.73)
 Passengers Enplaned (d)                      5,708,277          5,137,816       570,461            11.10
 Revenue $ (000s)                               577,917            522,777        55,140            10.55
 RASM in cents  (e)                                6.35               6.52         (0.17)           (2.61)
 Yield in cents  (g)                               8.92               8.90          0.02             0.22
 Revenue per segment $  (h)                      101.24             101.75         (0.51)           (0.50)

Military Charter
 Departures                                       2,721              3,320          (599)          (18.04)
 Block Hours                                     12,855             16,123        (3,268)          (20.27)
 ASMs  (000s)  (b)                            1,576,233          2,030,427      (454,194)          (22.37)
 Revenue $ (000s)                               146,260            164,215       (17,955)          (10.93)
 RASM in cents  (e)                                9.28               8.09          1.19            14.71
 RASM excluding fuel escalation  (j)               8.94               7.96          0.98            12.31

Commercial Charter
 Departures                                         742              2,198        (1,456)          (66.24)
 Block Hours                                      2,658              7,920        (5,262)          (66.44)
 ASMs  (000s)  (b)                              211,861            603,823      (391,962)          (64.91)
 Revenue $ (000s)                                18,106             42,642       (24,536)          (57.54)
 RASM in cents  (e)                                8.55               7.06          1.49            21.10
 RASM excluding fuel escalation  (i)               8.39               6.66          1.73            25.97

Percentage of Consolidated Revenues:
 Scheduled Service                                 74.3%              68.6%          5.7%            8.31
 Military Charter                                  18.8%              21.6%         (2.8%)         (12.96)
 Commercial Charter                                 2.3%               5.6%         (3.3%)         (58.93)

See footnotes (a) through (j) on pages 20 and 22.

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

Scheduled Service Revenues. Scheduled service revenues in the second quarter of 2004 increased 8.2% to $300.8 million from $278.0 million in the second quarter of 2003, and scheduled service revenues in the six months ended June 30, 2004 increased 10.5% to $577.9 million from $522.8 million in the same period of 2003. For the three months ended June 30, 2004 scheduled service capacity increased 7.8%, while unit revenues and yield experienced only minor increases and load factor experienced a minor decrease, as compared to the same period of 2003. For the six months ended June 30, 2004, scheduled service capacity increased 13.4% and yield experienced a minor increase, while unit revenues and load factor experienced decreases of 2.6% and 2.7%, respectively, as compared to the same period of 2003. During 2004 the Company continued to experience significant pressure from a competitive pricing environment including extraordinary fare discounting by several airlines in many of the scheduled service markets the Company serves. The primary reason for the competitive pricing environment has been the industry's added capacity, especially in the Company's transcontinental and other east-west markets. As a result, the Company cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. The Company intends to combat the adverse effects of the foregoing competitive factors by enhancing its position as a leading provider of passenger airline services in selected markets where it can capitalize on its competitive strengths. However, the Company expects that it will continue to be challenged by competitive pricing actions and added industry capacity throughout 2004.

Approximately 66.3% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the second quarter of 2004, as compared to 65.7% in the second quarter of 2003. The Hawaiian market generated approximately 14.8% of total scheduled service capacity in the second quarter of 2004, as compared to 13.4% in the second quarter of 2003. Another 14.3% of total scheduled service capacity was generated in the Indianapolis market in the second quarter of 2004, as compared to 13.5% in the second quarter of 2003.

The Company anticipates that its Chicago-Midway operation will continue to represent a substantial proportion of its scheduled service business in the future. Construction at Chicago's Midway Airport was completed in the second quarter of 2004 and the company occupies 14 jet gates as of June 30, 2004, as compared to its ten jet gates as of June 30, 2003. The Company operated 167 peak daily jet and commuter departures from Chicago-Midway and served 42 destinations on a nonstop basis in the second quarter of 2004, as compared to 154 peak daily jet and commuter departures and 39 nonstop destinations in the second quarter of 2003.

Military/Government Charter Revenues. Military/government charter revenue decreased 16.0% to $65.5 million in the second quarter of 2004 from $78.0 million in the second quarter of 2003, and in the six months ended June 30, 2004, military/government charter revenue decreased 10.9% to $146.3 million from $164.2 million in the same period of 2003.

The decrease in revenue for military/government charter revenues in the second quarter and first six months of 2004 was mainly due to the deactivation of the CRAF program in the second quarter of 2003. The CRAF program, which ran from February 18, 2003 to June 18, 2003, required ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom and allowed the Company to increase its Lockheed L-1011 aircraft utilization (number of productive hours of flying per day).

Although military/government charter revenues declined between periods, military/government charter RASM, excluding the impact of fuel escalation revenue, increased 6.1% to 8.71 cents and 12.3% to 8.94 in the second quarter and first six months of 2004, respectively, from 8.21 cents and 7.96 cents in the same periods of 2003. The primary reason for this increase was the Company utilizing proportionately more L-1011-500 and narrow-body aircraft in 2004, as compared to 2003, which generate a higher RASM compared to other types of aircraft.

Commercial Charter Revenues. Commercial charter revenues decreased 57.0% to $7.1 million in the second quarter of 2004 from $16.5 million in the second quarter of 2003, and in the six months ended June 30, 2004, commercial charter revenue decreased 57.5% to $18.1 million from $42.6 million in the same period of 2003.

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

Although commercial charter revenues declined between periods, excluding the impact of fuel escalation revenue, commercial charter RASM increased 21.7% to
7.69 cents in the second quarter of 2004 from 6.32 cents in the second quarter of 2003 and increased 26.0% to 8.39 cents in the first six months of 2004 from
6.66 cents in the same period of 2003. The primary reason for the increases is that the Company flew a higher percentage of specialty charter flights in 2004, as compared to same period of 2003. The specialty charter flights, which are designed to meet the customers' needs, historically yield higher revenue per ASM than the track charter flights, which are repetitive flights to vacation destinations marketed to tour operators.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. Currently the Company markets these ground packages through its Ambassadair subsidiary. Ambassadair Travel Club offers tour-guide-accompanied vacation packages to its approximately 32,000 individual and family members. In the second quarter and six months ended June 30, 2004, ground package revenues decreased 9.1% to $3.0 million and decreased 7.1% to $7.9 million, as compared to $3.3 million and $8.5 million in the same periods of 2003. These declines are primarily due to the Company closing a small Canadian tour operator business as of July 1, 2003, and are partially offset by increased ground revenue for Ambassadair due to a change in mix of packages offered.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and administration service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 17.1% to $14.4 million in the second quarter of 2004 from $12.3 million in the second quarter of 2003, and in the six months ended June 30, 2004, other revenues increased 18.6% to $28.0 million, as compared to $23.6 million in the same period of 2003, primarily due to increases in cargo revenue and service fees.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 2004 increased 8.6% to $107.4 million from $98.9 million in the second quarter of 2003, and in the six months ended June 30, 2004, salaries, wages and benefits expense increased 11.3% to $215.1 million, as compared to $193.2 million in the same period of 2003.

The increases in salaries, wages and benefits in the second quarter and first six months of 2004, as compared to the same periods of 2003, are partially due to the Company employing additional crewmembers and other operations employees to handle its increased scheduled service capacity in 2004, as compared to 2003. The Company also incurred increasing costs in 2004 for employee medical and workers' compensation benefits. In addition, the Company's salary costs increased between these periods due to contractual rate increases effective July 1, 2003 for the Company's cockpit crewmembers.

The Company is experiencing an erosion of its competitive labor cost advantage relative to other carriers as other carriers reduce their costs through negotiated concessions. The Company has reached an agreement on contract amendments with the cockpit crewmembers represented by the Air Line Pilots Association ("ALPA"). Under the amendments, the crewmembers will forego their contractual rate increases that were to become effective July 1, 2004 and July 1, 2005, resulting in savings of approximately $32.5 million. The amendments include new contractual increases effective July 1, 2006 and July 1, 2007. The cabin crewmembers, represented by the Association of Flight Attendants, rejected an amendment to their existing collective bargaining agreement. Under the proposed amendment, the cabin crewmembers would have foregone two hours of pay per month from August 1, 2004 through July 31, 2005, which would have resulted in aggregate labor cost savings of approximately $1.0 million.

Fuel and Oil. Fuel and oil expense increased 26.0% to $85.8 million in the second quarter of 2004, as compared to $68.1 million in the same period of 2003, and increased 17.4% to $168.1 million in the six months ended June 30, 2004, as compared to $143.2 million in the same period of 2003.

During the quarter and six months ended June 30, 2004, the average cost per gallon of jet fuel consumed increased by 27.8% and 14.6%, respectively, compared to the same periods of 2003, resulting in an increase in fuel and oil expense of approximately $18.1 million and $21.0 million, respectively, between those periods.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. The Company did not have any hedge contracts in place in the first six months of 2004 or 2003. Although the Company did not have any hedge contracts in place, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts in the second quarter of 2004. The benefit of these price guarantees was accounted for as revenue.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit is derived from use of the aircraft. Although the Company restructured many of its operating leases in January 2004 resulting in significant cash deferrals, the amount of the cash payments in excess of the aircraft rent expense in these early years has still resulted in a significant prepaid aircraft rent amount on the Company's balance sheet. This prepaid aircraft rent would have been substantially larger had the leases not been restructured resulting in a $29.8 million refund received on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. Aircraft rentals expense in the second quarter of 2004 increased 6.6% to $59.8 million from $56.1 million in the second quarter of 2003, and increased 7.3% to $119.4 million in the six months ended June 30, 2004, as compared to $111.3 million in the same period of 2003. These increases were mainly attributable to the delivery of three leased Boeing 737-800, one leased Boeing 757-300 aircraft, and one leased 757-200 aircraft between June 2003 and June 2004.

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

Handling, landing and navigation fees decreased by 4.1% to $30.1 million in the second quarter of 2004, as compared to $31.4 million in the same period of 2003, and increased by 3.3% to $63.5 million in the six months ended June 30, 2004, as compared to $61.5 million in the same period of 2003.

The Company experienced a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in $2.3 million and $5.7 million, respectively, less expense in the second quarter and first six moths of 2004, as compared to the same periods of 2003. The Company realized an 8.4% and 11.2% increase in system-wide jet departures between periods, which resulted in an increase of handling, landing and navigation fees of $1.6 million and $6.4 million more expense in the quarter and six month ended June 30, 2004, respectively, as compared to the same periods of 2003.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense increased 80.6% to $19.5 million in the second quarter of 2004, as compared to $10.8 million in the second quarter of 2003, and increased 62.8% to $39.4 million in the six months ended June 30, 2004, as compared to $24.2 million in the same periods of 2003.

The increases in maintenance, materials and repairs were mainly due to a contractual rate increases in the cost of the hourly engine maintenance agreement for the Company's Boeing 757-200 and Boeing 757-300 fleets effective January 1, 2004, which resulted in an increase in aircraft maintenance, materials and repairs expense of $6.2 million and $12.7 million in the second quarter and first six months of 2004, as compared to the same periods of 2003. The Company expects the increase for the remainder of 2004, as compared to 2003, to be similar to the increase experienced in the first six months of the year. The Company also incurred higher maintenance, materials and repairs cost in both periods of 2004 due to an increase in the number of airframe checks, as compared to the same period of 2003.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses increased 6.9% to $14.0 million in the second quarter of 2004, as compared to $13.1 million in the second quarter of 2003, and increased 7.3% to $26.6 million in the six months ended June 30, 2004, as compared to $24.8 million in the same period in 2003. The Company experienced increases in credit card and CRS fees due to the increase in scheduled service passengers enplaned between the second quarter and first six months of 2004, as compared to the same periods of 2003. These increases were partially offset by a decrease in toll-free service costs in both the quarter and six months ended June 30, 2004, compared to the same periods of 2003, due to contractual rate decreases offered by the Company's new provider.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 23.1% to $13.0 million in the second quarter of 2004, as compared to $16.9 million in the second quarter of 2003, and decreased 5.7% to $30.0 million in the six months ended June 30, 2004, as compared to $31.8 million in the same period of 2003. These decreases are primarily due to less military/government flying in the second quarter and first six months of 2004, as compared to the same periods of 2003, due to the CRAF program ending in June 2003. Since military/government flights often operate to and from points remote from the Company's crew bases, the Company incurs significant travel expenses on other airlines for positioning of the crews and higher hotel costs.

As a result of the contract amendments with the cockpit crewmembers represented by ALPA, the Company expects a reduction in per diem costs of approximately $4.2 million for the contract years effective July 1, 2004 and July 1, 2005. A further reduction of approximately $3.2 million is expected from the flight attendant group due to stipulations in their collective bargaining agreement which link per diem rates to the cockpit crewmember contract.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 7.2% to $12.8 million in the second quarter of 2004, as compared to $13.8 million in the second quarter of 2003, and decreased 8.6% to $26.5 million in the six months ended June 30, 2004, as compared to $29.0 million in the same period of 2003.

The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four L-1011-50 and 100 aircraft from revenue service during the second and third quarters of 2003. Due to these retirements, the Company recorded $1.3 million and $3.5 million less in depreciation in the second quarter and first six months of 2004, respectively, as compared to the same period of 2003.

Advertising. Advertising expense increased 4.0% to $10.4 million in the second quarter of 2004, as compared to $10.0 million in the same period of 2003, and decreased 0.5% to $20.2 million in the six months ended June 30, 2004, as compared to $20.3 million in the same period of 2003. The Company incurs advertising costs primarily to support single-seat scheduled service sales. In the second quarter of 2004, the Company increased advertising due to initiatives intended to respond to the current competitive pricing environment. In the first six months of 2003, the Company increased advertising in an effort to increase customer preference for the Company's enhanced product with an advertising campaign identifying the Company as "An Honestly Different Airline." The brand awareness campaign has enabled the Company to achieve efficiencies in the use of advertising resources causing the expense to decrease in the first quarter of 2004, which offset increased spending for sales initiatives in the second quarter of 2004.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 2004 and 2003, catering represented 82.6% and 83.0%, respectively, of total passenger service expense, while catering represented 81.4% and 82.1%, respectively, of total passenger service expense for the six month periods ended June 30, 2004 and 2003.

The total cost of passenger service decreased 6.5% to $10.1 million in the second quarter of 2004, as compared to $10.8 million in the second quarter of 2003 and increased 1.9% to $21.4 million in the six months ended June 30, 2004, as compared to $21.0 million in the same period of 2003. In the three and six month periods ended June 30, 2004, the Company experienced an increase in passenger service expense of $0.4 million and $1.1 million, respectively, due to the increase in scheduled service passengers, as compared to the same periods of 2003. The Company realized a decrease in passenger service expense of $0.8 million and $0.5 million in the second quarter and first six months of 2004, respectively, as compared to the same periods of 2003, related to the decrease in military/government flying between periods, as military/government flying requires a significantly more expensive catering product.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals was $6.7 million in the second quarter of 2004, as compared to $5.8 million in the second quarter of 2003, and increased 12.9% to $13.1 million in the six months ended June 30, 2004, as compared to $11.6 million in the same period of 2003. The Company experienced rate increases at certain existing locations due to increased frequency to those destinations.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 20.0% to $6.0 million in the second quarter of 2004, as compared to $7.5 million in the second quarter of 2003, and decreased 22.8% to $11.5 million in the six months ended June 30, 2004, as compared to $14.9 million in the same period of 2003. The decreases are mainly attributable to decreased contract rates for the Company's hull and liability insurance for the policy year beginning in September 2003.

The federal government has provided the Company and other airlines excess war risk insurance coverage above $50 million up to $3.0 billion per event. The Company is covered under this policy through December 2004. If the Federal government stops providing excess war risk insurance to the Company, it is likely that the Company's insurance expense will increase as the premiums charged by aviation insurers for this coverage will be higher than those charged by the government.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 35.7% to $5.7 million in the second quarter of 2004, as compared to $4.2 million in the second quarter of 2003, and increased 22.5% to $12.5 million in the six months ended June 30, 2004 as compared to $10.2 million in the same period of 2003.

The Company experienced an increase in military/government charter commissions of $1.9 million and $3.5 million in the second quarter and first six months of 2004 because certain CRAF flights in the second quarter and first six months of 2003 were exempt from commissions. As CRAF ended in June 2003, the military flights flown in 2004 were commissionable. These increases were partially offset by a decrease in scheduled service commissions of $0.4 million and $1.2 million in the second quarter and first six months of 2004, as compared to the same periods of 2003, due to the increasing share of non-commissionable ticket purchases made on the Company's own website.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair customers. Ground package cost decreased 10.7% to $2.5 million in the second quarter of 2004, as compared to $2.8 million in the second quarter of 2003, and decreased 5.7% to $6.6 million in the six months ended June 30, 2004, as compared to $7.0 million in the same period of 2003. See the "Ground Package Revenues" section above for an explanation of the ground package sales and related costs.

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

Other Operating Expenses. Other operating expenses decreased 9.8% to $17.4 million in the second quarter of 2004, as compared to $19.3 million in the second quarter of 2003, and decreased 0.5% to $37.2 million in the six months ended June 30, 2004, as compared to $37.4 million in the same period of 2003. These decreases were attributable to various changes in other expenses comprising this line item, none of which were individually significant.

Interest Expense. Interest expense in the quarter and the six months ended June 30, 2004 increased to $15.4 million and $30.4 million, respectively, as compared to $13.0 million and $25.6 million in the same periods of 2003. The Company recorded $2.1 million and $3.5 million more in interest expense in the quarter and six months ended June 30, 2004 as compared to the same period of 2003, related to its unsecured senior notes restructured in January 2004. The Company also recorded interest expense of $1.1 million and $2.3 million, respectively, in the second quarter and first six months of 2004 related to dividends on the Series A Preferred. As of July 1, 2003, per the provisions of FAS 150, the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations and the Series A Preferred is recorded as a liability in the accompanying balance sheet. The Company recorded less interest in both periods of 2004, as compared to the same periods of 2003, on various debt instruments, including its secured term loan partially guaranteed by the ATSB, due to declining principal balances.

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

Income Taxes. The Company did not record any income tax expense or benefit in the quarter and the six months ended June 30, 2004 applicable to $25.7 million and $90.0 million, respectively in pre-tax loss for those periods, nor did it record any income tax expense or benefit in the second quarter or six months ended June 30, 2003, applicable to $ 43.3 million and $32.3 million, respectively, in pre-tax income for those periods.

As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the second quarter of and first six months of 2004, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption.

Liquidity and Capital Resources

Statement of Cash Flow Overview

In the six months ended June 30, 2004, net cash provided by operating activities was $39.3 million, as compared to $76.7 million for the same period of 2003. The decrease in cash provided by operating activities between periods primarily resulted from the significant net loss in the first six months of 2004, as compared to the net income in the first six months of 2003, partially offset by favorable changes in operating assets and liabilities.

Net cash used in investing activities was $24.0 million in the first six months of 2004, as compared to $80.0 million in the same period of 2003. Such amounts included capital expenditures totaling $13.5 million in the first six months of 2004, as compared to $29.5 million in the period of 2003. Cash used for non-current prepaid aircraft rent payments of $2.1 million, net of the $29.8 million refund received on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases, in the first six months of 2004 was much less significant as compared to $63.9 million in the same period of 2003, mainly due to the completion of the lease amendments on January 30, 2004. See "Liquidity Outlook" section below.

Net cash used in financing activities was $26.0 million in the six months ended June 30, 2004, as compared to $11.0 million in the same period of 2003. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million in the first quarter of 2004. In addition, in the first six months of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $17.0 million. In the first six months of 2003, the Company made scheduled debt payments of $8.5 million. Also in the first six months of 2004, the Company reduced restricted cash $12.2 million primarily due to the cancellation of a surety bond relating to the Department of Transportation ("DOT") charter obligations. In contrast, in the first six months of 2003, the Company's restricted cash increased by $8.2 million to collateralize additional letters of credit.

Liquidity Outlook

The geopolitical impact of the conflict in the Middle East and generally weak economic conditions of the past several years have adversely affected the Company and the airline industry. The industry as a whole, and the Company, have suffered significant financial losses since 2001. These trends continued in the first six months of 2004, as the industry and the Company experienced a weak revenue environment and increased fuel costs. These conditions caused several network carriers including United Airlines, American Airlines, Delta Airlines and US Airways to either seek bankruptcy protection or threaten bankruptcy. The Company faced a competitive pricing environment that included extraordinary fare discounting by several airlines in many of the scheduled service markets the Company serves. In addition, the Company faced increased capacity by its competitors in several of the east-west markets it serves. These economic conditions contributed to liquidity concerns for the Company.

In early 2004, the Company continued its efforts to address the liquidity problems created by the economic conditions the Company has faced since 2001. On January 30, 2004, the Company successfully completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remain outstanding after the completion of the exchange offers. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the
Existing Notes. In accordance with EITF 96-19, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which closely approximated their face value.

In addition, on January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, BCSC, GECAS and ILFC. The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases, primarily between June 30, 2003 and March 31, 2005, and to extend the leases generally for two years. Most of the payments delayed during this time period are to be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 under these operating leases, as compared to payments that would have been due under the original lease terms.

Even after these steps, the Company faces substantial additional liquidity concerns due to the continuing impact of the weak pricing environment, increased fuel costs, a declining demand for military/government charter service and increasing aircraft operating lease payments in 2005, which are heavily concentrated in the first quarter of 2005. The Company has announced that it expects to realize a net loss for the full year of 2004. The Company is attempting to minimize these losses, including amending the collective bargaining agreement with its cockpit crewmembers to forego scheduled pay increases, implementing pay reductions for certain of its non-crewmember employees, and eliminating jobs where appropriate. Additionally, on March 30, 2004, the Company signed a letter agreement with the Issuer that provides a financing commitment from the Issuer to ATA for up to $30 million under certain specific conditions. As consideration for the financing commitment, ATA must pay the Issuer $1.2 million upon execution of the definitive documentation of the financing agreement. If the Company obtains financing under the financing commitment, the Company expects that the amount available under the commitment will be reduced by $10 million per year on the anniversary of the funding, for up to three years. Although based on current operating assumptions and market conditions the Company presently projects that the impact of these actions, together with cash on hand as of June 30, 2004, will allow the Company to meet its cash obligations in 2004, the sustained losses have negatively impacted the Company's financial covenant outlooks. Specifically, the Company expects the percentage of its holdback with its Visa and MasterCard processing bank to increase to 100% in August 2004, from 75% as of June 30, 2004. This increase in holdback percentage will decrease the Company's unrestricted cash balance by approximately $20.0 million. Under current operating assumptions and absent any changes to existing aircraft lease obligations, the Company does not expect to have sufficient cash to meet its cash obligations in the first quarter of 2005.

As of September 30, 2004, the Company is required to meet an EBITDAR to fixed charges ratio covenant under its secured term loan, which is partially guaranteed by the ATSB, and its mortgage note payable agreements. In addition, certain of the Company's other loan agreements have cross-default provisions that may be triggered if the Company fails to meet this ratio. These covenants were negotiated based on future projections that did not anticipate an on-going weak revenue environment and increasing fuel costs. Based on current financial projections, the Company is uncertain of its ability to satisfy this covenant. If the Company is unable to meet this financial covenant, it would be in default under these agreements, and the lenders would have the right to accelerate the maturity date of the loan and exercise other remedies against the Company. The Company intends to discuss its financial position with the ATSB and other lenders to seek to obtain any necessary waivers of these covenants. However, the Company can provide no assurances as to its success in obtaining a waiver or revision of these covenants. In addition, the Company cannot provide assurance that it will not be required to make pre-payments under the loans in order to revise the covenants, which could negatively impact the Company's cash outlook. The Company has not identified alternate sources of funding to meet cash requirements should an acceleration of the maturity date occur due to the current economic and capital environment.

The Company's ability to obtain financing to assist with liquidity issues will be extremely limited. Therefore, together with cost-cutting initiatives, the Company is currently exploring opportunities to improve its revenue generation and return the Company to profitability. Beginning in August 2004, the Company will launch business class seating. This service will be available system-wide by the end of 2004. The Company is also looking at opportunities for expansion in the transatlantic markets. The Company could begin European service in 2005, although no specific destinations have been announced. The Company is undertaking other actions to reduce cash obligations, improve liquidity and improve profitability, including further restructuring of leases, further amendments to collective bargaining agreements and restructuring of operations, with a concurrent disposition of assets and reduction of workforce associated with the discontinued operations. Even with these potential initiatives, the Company faces significant risks beyond its control that could affect its long-term viability including further declines in demand for air travel, further increases in fuel price, competitive pricing and capacity increases, other airlines seeking bankruptcy protection and the ongoing geopolitical impacts of the conflicts in the Middle East.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases.
Although the Company is obligated on a number of long-term operating leases, which are not recorded on the balance sheet under GAAP, the Company has no off-balance sheet debt and does not guarantee the debt of any other party. The following table summarizes the Company's contractual debt and operating lease obligations as of June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                  Cash Payments Currently Scheduled
                                         -------------------------------------------------------------------------------------
                                             Total            3 Qtr- 4 Qtr          2005              2007            After
                                         As of 6/30/04           2004               -2006             -2008            2008
                                         -----------          -----------      -----------        -----------     ------------
                                                                             (in thousands)
Current and long-term debt               $   497,595          $    36,631      $   101,354        $    81,335     $    278,275

Lease obligations                          3,810,669               79,546          589,401            635,785        2,505,937

Expected future lease obligations (1)        581,121                  654           10,668             59,373          510,426

Redeemable Preferred Stock (2)                50,000                    -                -                  -           50,000
                                         -----------          -----------      -----------        -----------     ------------
Total contractual cash obligations       $ 4,939,385          $   116,831      $   701,423        $   776,493     $  3,344,638
                                         ===========          ===========      ===========        ===========     ============


(1) Represents estimated payments on eight new Boeing 737-800 aircraft the Company is committed to taking delivery of in 2004 through 2007, as well as four spare engines the Company is committed to taking delivery of in 2005 through 2008. The Company intends to finance these aircraft and engines with operating leases. However, no such leases are in place as of June 30, 2004, as the Company has not received the aircraft. Payments for expected future lease obligations were derived using terms of leases for comparable aircraft currently in place.

(2) Represents the mandatory redemption of the 500 shares of Series A Preferred in equal semiannual installments between 2010 and 2015. Amount excludes the mandatory redemption of the 300 shares of Series B convertible preferred stock in 2015, as these shares can be converted into common stock at any time up to the mandatory redemption date.

Aircraft and Fleet Transactions. The Company has a purchase agreement with Boeing to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company, and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit finance facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit finance facilities or permanent financing for any future aircraft purchases. As of June 30, 2004, the Company had $4.9 million in long-term pre-delivery deposits outstanding for the seven future aircraft deliveries, which were funded with operating cash. Upon delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of June 30, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

The Company also has commitments to take delivery of one additional Boeing 737-800 and four spare engines, all of which are currently scheduled for delivery between the remainder of 2004 and 2008.

In March 2001, the Company entered a limited liability agreement with Boeing Capital Corporation - Equipment Leasing Corporation forming BATA, a 50/50 joint venture. BATA is remarketing the Company's fleet of Boeing 727-200 aircraft in cargo configurations. As of June 30, 2004, the Company had transferred 23 of its fleet of Boeing 727-200 aircraft to BATA.

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

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, one Lockheed L-1011-50 and 100 aircraft, two SAAB 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables. As of September 30, 2004, the Company is required to meet a EBITDAR to fixed charges ratio covenant. Based on current financial projections, the Company is uncertain of its ability to satisfy this covenant. If the Company is unable to meet this financial covenant, it would be in default under this agreement as well as certain cross default provisions, and the lenders would have the right to accelerate the maturity date of the loan and exercise other remedies against the Company. The Company intends to discuss its financial position with the ATSB and other lenders to seek to obtain any necessary waivers of these covenants. However, the Company can provide no assurances as to its success in obtaining a waiver or revision of these covenants. In addition, the Company cannot provide assurance that it will not be required to make pre-payments under the loans in order to revise the covenants, which could negatively impact the Company's cash outlook. The Company has not identified alternate sources of funding to meet cash requirements should an acceleration of the maturity date occur due to the current economic and capital environment.

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

On March 30, 2004, the Company signed a letter agreement with the Issuer that provides a financing commitment from the Issuer to ATA for up to $30 million under certain specific conditions. As consideration for the financing commitment, ATA must pay the Issuer $1.2 million upon execution of the definitive documentation of the financing agreement. If the Company obtains financing under the financing commitment, the Company expects that the amount available under the commitment will be reduced by $10 million per year on the anniversary of the funding, for up to three years.

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

According to the bank processing agreement, the bank can retain cash collected by it on processed card charges as a deposit, up to 100% of the full dollar amount of purchased services to be provided at a future date. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the bank. The deposit secures this potential obligation of the bank to make such refunds. The bank exercised its right to withhold distributions shortly after September 11, 2001. The retention percentage employed by the bank has ranged from 60% to 100% from late 2001 through March 1, 2004 and was at 100% on March 1, 2004.

On March 1, 2004, the Company amended its agreement with its credit card processing bank to reflect an extension for the processing of sales charges on MasterCard and Visa cards until June 30, 2005. The credit card processing bank agreed to reduce the holdback percentage for sales for future travel to 75% effective with the execution of the amendment. The effect of decreasing the holdback percentage from 100% to 75% increased the Company's cash balance by approximately $21.0 million based on the holdback balance at March 1, 2004, which is reflected on the June 30, 2004 balance sheet. The amended agreement provides quarterly financial covenants under which the Company may maintain a holdback at 75% or 50% of sales for future travel, but at no time during the life of the amendment will the holdback be lower than 50% of sales for future travel. However, the Company can provide no assurances that it will be able to maintain the percentage of holdback below 100% in future periods under this amendment. As of June 30, 2004 and June 30, 2003, the bank had withheld $59.6 million and $39.7 million, respectively. The Company expects the percentage of its holdback with it Visa and MasterCard processing bank to increase to 100% in August 2004, from 75% as of June 30, 2004. This increase in holdback percentage will decrease the Company's unrestricted cash balance by approximately $20.0 million.

The Company has the right to terminate its agreement with the bank upon providing 90 days notice, as does the bank. In the event of such termination, the bank may retain a deposit equal to the amount of purchased services not yet performed, for up to 24 months from the date of termination. The Company can give no assurance that it could obtain a replacement credit card processor. Lack of a credit card processor would have a significant adverse impact on the Company's ability to continue operations.

Although the Company continues to process significant dollar amounts of ticket sales using credit cards other than MasterCard and Visa, as of June 30, 2004, no cash deposit requirements had been implemented by the issuers or processors of those cards. However, these processors have the right to require deposits if certain material adverse events occur. As of June 30, 2004, assuming a holdback percentage of 100% and using criteria similar to the Visa and Mastercard holdback, those deposits would have been approximately $20.0 million.

ATA Credit Card. On March 31, 2004, the Company entered into agreements with a credit card issuer and Visa to introduce a consumer credit card ("the Card") bearing redemption benefits on ATA Airlines, Inc. Holders of the Card will accumulate points through purchases on the Card, which will allow them to earn free travel on the airline once certain point thresholds are attained. The Company will earn revenue from the credit card issuer as consideration for issuing the Card with the Company's logo, and certain cooperative advertising activities. Upon signing the agreement, the Company received a prepayment for future revenue to be earned from the issuer, all of which is recorded as a deferred item as of June 30, 2004. The Company expects to launch the Card in the third quarter of 2004.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. As of June 30, 2004, the Company's restricted cash pledged to secure its letters of credit for all surety bonds totaled $31.7 million and is shown as non-current restricted cash on the Company's balance sheet.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of June 30, 2004, the Company has $4.4 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company's balance sheet as of that date. The surety bond of $12.9 million relating to the DOT charter obligations was released in the first quarter of 2004, and the restricted cash securing the letter of credit was returned to the Company.

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

PART I - Financial Information
Item III - Quantitative and Qualitative Disclosures About Market Risk

The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. The price of fuel is subject to political, economic and market factors that are generally outside of the Company's control. Continued significant increases in fuel costs could materially and adversely affect the Company's liquidity, results of operations and financial condition. There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp.'s Annual Report on Form 10-K for the year 2003.

PART I - Financial Information
Item IV - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

     (b) Report filed on May 21, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on June 15, 2004, furnishing items under Item 5. Other Events, Item 7. Financial Statements and Exhibits.

          Report filed on June 29, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on July 2, 2004, furnishing items under Item 9. Regulation FD Disclosure.

          Report filed on July 12, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

          Report filed on July 15, 2004, furnishing items under Item 5. Other Events.

          Report filed on August 2, 2004, furnishing items under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ATA Holdings Corp.
                                (Registrant)

Date     August 16, 2004        by /s/ Gilbert F. Viets
                                -----------------------
                                Gilbert F. Viets
                                Executive Vice President and
                                Chief Financial Officer
                                On behalf of the Registrant

                                Index to Exhibits

Exhibit No.

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002