Form 10-Q
period 2004-09-30
ATA HOLDINGS CORP
filed 2004-11-22
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No X

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,824,287 shares outstanding as of October 31, 2004

Part I - Financial Information
Item 1 - Financial Statements

                                                     ATA HOLDINGS CORP. AND SUBSIDIARIES
                                         (Debtor and Debtors-In-Possession as of October 26, 2004)
                                                        CONSOLIDATED BALANCE SHEETS
                                                           (Dollars in thousands)

                                                                                        September 30,            December 31,
                                                                                             2004                   2003
                                                                                       --------------           -------------
                                    ASSETS                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                         $       57,595           $     160,644
     Receivables, net of allowance for doubtful accounts
     (2004 - $1,099; 2003 - $1,388)                                                           120,904                 118,745
     Inventories, net                                                                          51,476                  47,604
     Prepaid expenses and other current assets                                                 38,834                  21,406
                                                                                       --------------           -------------
Total current assets                                                                          268,809                 348,399

Property and equipment:
     Flight equipment                                                                         328,266                 324,697
     Facilities and ground equipment                                                          148,974                 142,032
                                                                                       --------------           -------------
                                                                                              477,240                 466,729
     Accumulated depreciation                                                                (241,911)               (213,247)
                                                                                       --------------           -------------
                                                                                              235,329                 253,482

Restricted cash                                                                                31,881                  48,301
Goodwill                                                                                       14,887                  14,887
Prepaid aircraft rent                                                                         131,112                 144,088
Investment in BATA                                                                             13,167                  14,672
Deposits and other assets                                                                      49,974                  46,158
                                                                                       --------------           -------------
Total assets                                                                           $      745,159           $     869,987
                                                                                       ==============           =============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
                                                                                       $      157,696           $           -
    Long-term debt in default                                                                  13,675                  51,645
    Current maturities of long-term debt                                                       21,786                  25,327
    Accounts payable                                                                          105,398                 102,831
    Air traffic liabilities                                                                   155,849                 154,689
                                                                                       --------------           -------------
    Accrued expenses                                                                          454,404                 334,492
Total current liabilities

Long-term debt, less current maturities and long-term debt in default                         293,877                 443,051
Deferred gains from sale and leaseback of aircraft                                             52,537                  55,392
Other deferred items                                                                           89,704                  51,822
Mandatorily redeemable preferred stock; authorized and issued 500 shares                       50,000                  56,330
                                                                                         --------------           -------------
Total liabilities                                                                             940,522                 941,087

Commitments and contingencies


Convertible redeemable preferred stock; authorized and issued 300 shares                       30,375                  32,907

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued                                       -                       -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,535,727 - 2004; 13,476,193 - 2003                                             66,233                  65,711
    Treasury stock; 1,711,440 shares - 2004; 1,711,440 shares - 2003                          (24,778)                (24,778)
    Additional paid-in capital                                                                 17,945                  18,163
    Accumulated deficit                                                                      (285,138)               (163,103)
                                                                                       --------------           -------------
Total shareholders' deficit                                                                  (225,738)               (104,007)
                                                                                       --------------           -------------
Total liabilities and shareholders' deficit                                            $      745,159           $     869,987
                                                                                       ==============           =============

See accompanying notes.


                                                     ATA HOLDINGS CORP. AND SUBSIDIARIES
                                         (Debtor and Debtors-In-Possession as of October 26, 2004)
                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Dollars in thousands, except per share data)


                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                       2004                2003                 2004                  2003
                                                 --------------       --------------       --------------        --------------
                                                   (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)
Operating revenues:
  Scheduled service                              $      285,978       $      293,549       $      863,895       $       816,326
  Charter                                                96,219               78,536              260,585               285,393
  Ground package                                          3,074                2,857               10,947                11,333
  Other                                                  15,948               12,761               43,899                36,402
                                                 --------------       --------------       --------------        --------------
Total operating revenues                                401,219              387,703            1,179,326             1,149,454
                                                 --------------       --------------       --------------        --------------
Operating expenses:
  Salaries, wages and benefits                          106,349              100,195              321,411               293,348
  Fuel and oil                                           96,931               65,215              265,058               208,388
  Aircraft rentals                                       62,981               57,086              182,361               168,420
  Handling, landing and navigation fees                  29,847               25,111               93,300                86,567
  Aircraft maintenance, materials and
repairs                                                  19,673               10,834               59,087                35,064
  Crew and other employee travel                         15,835               16,041               45,819                47,884
  Other selling expenses                                 13,487               13,155               40,046                37,997
  Depreciation and amortization                          13,023               14,095               39,473                43,084
  Passenger service                                      11,181               10,221               32,614                31,226
  Advertising                                             9,364                8,290               29,591                28,595
  Commissions                                             7,096                5,962               19,592                16,202
  Facilities and other rentals                            6,765                6,221               19,878                17,842
  Insurance                                               5,980                6,390               17,456                21,251
  Ground package cost                                     2,586                2,315                9,157                 9,305
  U.S. Government Funds                                       -                    -                    -               (37,156)
   Other                                                 16,299               17,106               53,535                54,506
                                                 --------------       --------------       --------------        --------------
Total operating expenses                                417,397              358,237            1,228,378             1,062,523
                                                 --------------       --------------       --------------        --------------

Operating income (loss)                                 (16,178)              29,466              (49,052)               86,931

Other income (expense):
  Interest income                                           668                  674                1,743                 2,185
  Interest expense                                      (15,071)             (14,345)             (45,501)              (39,986)
  Loss on extinguishment of debt                              -                    -              (27,314)                    -
  Other                                                    (323)                (761)                (786)               (1,773)
                                                 --------------       --------------       --------------        --------------
Other expense                                           (14,726)             (14,432)             (71,858)              (39,574)
                                                 --------------       --------------       --------------        --------------
Income (loss) before income taxes                       (30,904)              15,034             (120,910)               47,357
Income taxes                                                 -                 7,311                    -                 7,311
                                                 --------------       --------------       --------------        --------------
Net income (loss)                                       (30,904)               7,723             (120,910)               40,046
Preferred stock dividends                                  (375)              (1,149)              (1,125)               (4,009)
                                                 --------------       --------------       --------------        --------------
 Income (loss) available to common shareholders  $      (31,279)      $        6,574       $     (122,035)      $        36,037
                                                 ==============       ==============       ==============        ==============
Basic earnings per common share:
Average shares outstanding                           11,824,144           11,773,901           11,823,595            11,767,836
Net income (loss) per share                      $        (2.65)      $         0.56       $       (10.32)      $          3.06
                                                 ==============       ==============       ==============        ==============
Diluted earnings per common share:
Average shares outstanding                           11,824,144           14,647,294           11,823,595            14,336,591
Net income (loss) per share                      $        (2.65)      $         0.53       $       (10.32)       $         2.65
                                                 ==============       ==============       ==============        ==============


See accompanying notes.


                                        ATA HOLDINGS CORP. AND SUBSIDIARIES
                             (Debtor and Debtors-In-Possession as of October 26, 2004)
                    CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                             AND SHAREHOLDERS' DEFICIT
                                               (Dollars in thousands)

                                    Convertible
                                     Redeemable                            Additional                     Total
                                     Preferred     Common   Treasury        Paid-in    Accumulated     Shareholders'
                                       Stock        Stock    Stock          Capital     Deficit           Deficit
                                      -------     -------  ---------       ---------   ----------      ------------
Balance as of December 31, 2003       $32,907     $65,711  $ (24,778)      $  18,163   $ (163,103)     $   (104,007)

Net loss                                    -           -          -               -      (64,344)          (64,344)

Stock options exercised                     -         525          -            (225)             -             300

Preferred stock dividends              (2,907)          -          -               -         (375)             (375)
                                      -------     -------  ---------       ---------   ----------      ------------
Balance as of March 31, 2004          $30,000     $66,236  $ (24,778)      $  17,938   $ (227,822)     $   (168,426)
                                      =======     =======  =========       =========   ==========      ============
Net loss                                    -           -          -               -      (25,662)          (25,662)

Preferred stock dividends                   -           -          -               -         (375)             (375)
                                      -------     -------  ---------       ---------   ----------      ------------
Balance as of June 30, 2004           $30,000     $66,236  $ (24,778)      $  17,938   $ (253,859)     $   (194,463)
                                      =======     =======  =========       =========   ==========      ============
Net loss                                    -           -          -               -      (30,904)          (30,904)

Stock options exercised                     -          (3)         -               7             -                4

Accrued preferred stock
dividends                                 375           -          -               -         (375)             (375)
                                      -------     -------  ---------       ---------   ----------      ------------
Balance as of September 30, 2004      $30,375     $66,233  $ (24,778)      $  17,945   $ (285,138)     $   (225,738)
                                      =======     =======  =========       =========   ==========      ============

 See accompanying notes.


                                     ATA HOLDINGS CORP. AND SUBSIDIARIES
                        (Debtor and Debtors-In-Possession as of October 26, 2004)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                     Nine Months Ended September 30,
                                                                         2004               2003
                                                                    ------------        -----------
                                                                     (Unaudited)         (Unaudited)
Operating activities:
Net income (loss)                                                   $   (120,910)       $    40,046
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                          39,473             43,084
   Loss on extinguishment of debt                                         27,314                  -
   Other non-cash items                                                   12,267             30,725
Changes in operating assets and liabilities:
   U.S. Government grant receivable                                            -              6,158
   Other receivables                                                      (2,159)           (17,751)
   Inventories                                                            (6,109)             1,335
   Prepaid expenses                                                      (12,719)            11,611
   Accounts payable                                                       (3,541)            (9,055)
   Air traffic liabilities                                                 2,567             13,035
   Accrued expenses                                                       11,734             (3,718)
   Other deferred items                                                   20,000                  -
                                                                    ------------        -----------
   Net cash provided by (used in) operating activities                   (32,083)           115,470
                                                                    ------------        -----------
Investing activities:

Aircraft pre-delivery deposits                                                 -             16,582
Capital expenditures                                                     (21,381)           (36,178)
Noncurrent prepaid aircraft rent                                          12,976            (84,740)
(Additions) reductions to other assets                                    (8,136)             3,843
Proceeds from sales of property and equipment                                323                217
                                                                    ------------        -----------
   Net cash (used in) investing activities                               (16,218)          (100,276)
                                                                    ------------        -----------
Financing activities:

Proceeds from long-term debt                                               1,500              5,729
Payments of preferred dividends                                           (9,987)                 -
Payments on short-term debt                                                    -             (8,384)
Payments on long-term debt and exchange offers                           (58,277)            (5,820)
Decrease (increase) in restricted cash                                    11,712            (10,157)
Proceeds from stock options exercises                                        304                210
                                                                    ------------        -----------
   Net cash (used in) financing activities                               (54,748)           (18,422)
                                                                    ------------        -----------

Decrease in cash and cash equivalents                                   (103,049)            (3,228)
Cash and cash equivalents, beginning of period                           160,644            200,160
                                                                    ------------        -----------
Cash and cash equivalents, end of period                            $     57,595        $   196,932
                                                                    ============        ===========

Supplemental disclosures:

Cash payments (receipts) for:
   Interest                                                         $     41,011        $    36,187
   Income tax refunds                                                     (4,018)           (13,985)
Financing and investing activities not affecting cash:
   Accrued capitalized interest                                     $        524        $       107
   Accrued preferred stock dividends                                         375              4,009
   Additional new notes                                                   12,991                  -

See accompanying notes.


                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Debtor and Debtors-In-Possession as of October 26, 2004)

1.   The Company and the Chapter 11 Filing

     As a result of the continuing financial difficulties previously reported by ATA Holdings Corp. (the "Company") as well as factors adversely affecting the airline industry generally, on October 26, 2004 (the "Petition Date"), the Company, and seven of its subsidiaries including ATA Airlines, Inc. ("ATA") and Chicago Express Airlines, Inc. ("Chicago Express") (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the "Bankruptcy Court"). As of the date of the Filing the Company's unrestricted cash balance was approximately $53.8 million. The Filing followed the Company's failure to meet its September 30, 2004, trailing-twelve-months earnings before interest, taxes, depreciation, amortization and aircraft rent ("EBITDAR") to fixed charges ratio covenant under its secured term loan, which is partially guaranteed by the Air Transportation Stabilization Board ("ATSB"), and identical covenants in its Union Planters Bank mortgage note payable agreements. Also, the Company defaulted under its Fleet Capital Corporation note payable agreements that contain cross-default provisions to uncured events of default on other indebtedness agreements of the Company. These obligations have been classified as current liabilities on the Company's consolidated balance sheet as of September 30, 2004. The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

     On October 29, 2004 the Bankruptcy Court entered an interim order which permits the Company to operate by utilizing the unrestricted cash, eligible accounts receivable and other collateral pledged to secure the Company's secured term loan, a significant portion of which is guaranteed by the ATSB. The interim order has the effect of giving the ATSB a replacement lien on unrestricted cash and certain other assets generated after the Filing. This interim order has been extended for successive short periods, and requires compliance by the Company with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Future renewals cannot be assured, and a failure to renew this arrangement would be material and adverse to the Company's ability to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

     Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within 60 days after the Petition Date (the "Section 1110 Deadline") or December 24, 2004, agree to perform obligations under the lease, security agreement, or conditional sale contract and cure all defaults there under (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact the Debtors' options with respect to development of a plan of reorganization.

     The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of their plan. These periods may be extended by the Bankruptcy Court for cause. If the Debtors' exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and
     (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

     As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay the Debtors' emergence from Chapter 11.

     The disposition of assets and liquidation or sales of liabilities in the Chapter 11 cases are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to the Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the attached consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in these consolidated financial statements, which do not give effect to any adjustments to the carrying value or amounts of liabilities that might result as a consequence of confirmation of a plan of reorganization.

     Although the Debtors expect to develop a reorganization plan for emergence from Chapter 11 in 2005, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect its results of operations. For additional information regarding the Filing and material developments in the Chapter 11 cases, see "Note 10 - Other Subsequent Events."

2.   Basis of Presentation and Stock Based Compensation

     The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements for the periods ended September 30, 2004 and 2003 are presented prior to the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") and reflect, in the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the periods ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004. On October 26, 2004, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (see "Note 1 - The Company and the Chapter 11 Filing" and "Note 10 - Other Subsequent Events"). SOP 90-7, which is applicable to companies in Chapter 11, generally does not require filers to change the manner in which their financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     The Company's revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending December 31, 2004. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the reorganization plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used or provided by reorganization items must be disclosed separately in the consolidated statement of cash flows.

     The Company adopted SOP 90-7 effective on the Petition Date and will segregate those items as outlined above in financial statements issued for all reporting periods subsequent to the Petition Date.

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

     The Company has not granted options since the year ended December 31, 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period (1 to 3 years). The Company's total pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects, is immaterial for the quarter and nine months periods ended September 30, 2004 and 2003, and has no effect on basic or diluted earnings per share for these periods.

3.   Cost Structure Reduction Initiatives

     In the first nine months of 2004, the Company took significant steps to address its liquidity problems created by the economic conditions the Company has faced since 2001. On January 30, 2004, the Company completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its $175 million 10 1/2% Senior Notes due in August 2004 ("2004 Notes") and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its $125 million 9 5/8% Senior Notes due in December 2005 ("2005 Notes", and together with the 2004 Notes, "Existing Notes"). In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remained outstanding after the completion of the exchange offers. The remaining 2004 Notes were subsequently paid on August 1, 2004. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with FASB Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for Modification or Exchange of Debt Terms ("EITF 96-19"), the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which closely approximated their face value. As a result of the Filing, the Company is in default under the terms of the agreements of its unsecured senior notes. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

     On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases, primarily between September 30, 2003 and March 31, 2005, and to extend the leases generally for two years. Most of the payments delayed during this time period are to be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004 , substantially all of which had been realized as of September 30, 2004, under these operating leases, as compared to payments that would have been due under the original lease terms.

     In addition to the bond exchange and lease restructurings, the Company implemented other initiatives in 2004, including amending the collective bargaining agreement with its cockpit crewmembers to forego scheduled pay increases, implementing pay reductions for certain of its non-crewmember employees, and eliminating other jobs where appropriate.

4.   Earnings per Share

     The following tables set forth the computation of basic and diluted earnings per share:


                                                                           Three Months Ended September 30,
                                                                               2004                2003
                                                                         ---------------       ------------
Numerator:
   Net income (loss)                                                     $   (30,904,000)      $  7,723,000
   Preferred stock dividends                                                    (375,000)        (1,149,000)
                                                                         ---------------       ------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                                    $   (31,279,000)      $  6,574,000
                                                                         ---------------       ------------
Effect of dilutive securities:
    Convertible redeemable preferred stock                               $             -       $  1,149,000
                                                                         ---------------       ------------
Numerator for diluted earnings per share                                 $   (31,279,000)      $  7,723,000
                                                                         ===============       ============
Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                                  11,824,144         11,773,901
Effect of potential dilutive securities:
    Employee stock options                                                             -              4,323
    Convertible redeemable preferred stock                                             -          1,914,486
    Warrants  issued under secured term loan                                           -            954,584
                                                                         ---------------       ------------
   Denominator for diluted earnings per share
   - adjusted weighted average shares                                         11,824,144         14,647,294
                                                                         ===============       ============
Basic income (loss) per share                                            $         (2.65)      $       0.56
                                                                         ===============       ============
Diluted income (loss) per share                                          $         (2.65)      $       0.53
                                                                         ===============       ============



                                                                              Nine Months Ended September 30 ,
                                                                            2004                             2003
                                                              -------------------------            ------------------
Numerator:
   Net income (loss)                                          $            (120,910,000)           $       40,046,000
   Preferred stock dividends                                                 (1,125,000)                   (4,009,000)
                                                              -------------------------            ------------------
   Income (loss) available to common
   shareholders - numerator for basic
   earnings per share                                         $            (122,035,000)           $       36,037,000
                                                              -------------------------            ------------------
Effect of dilutive securities:
  Convertible redeemable preferred stock                                              -            $        1,899,000
                                                              -------------------------            ------------------
Numerator for diluted earnings per share                      $            (122,035,000)           $       37,936,000
                                                              =========================            ==================
Denominator:
   Denominator for basic earnings per share
   - weighted average shares                                                 11,823,595                    11,767,836

Effect of potential dilutive securities:
    Convertible redeemable preferred stock                                            -                     1,914,486
    Warrants  issued under secured term loan                                          -                       654,269
                                                              -------------------------            ------------------
   Denominator for diluted earnings per share
   - adjusted weighted average shares                                        11,823,595                    14,336,591
                                                              =========================            ==================
Basic income (loss) per share                                 $                  (10.32)           $             3.06
                                                              =========================            ==================
Diluted income (loss) per share                               $                  (10.32)           $             2.65
                                                              =========================            ==================



     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three and nine months ended September 30, 2004 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. Also, the impact of 777,802 incremental shares from the assumed exercise of warrants issued in conjunction with the secured term loan the Company obtained in November 2002 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004, because their effect would be antidilutive. In addition, the impact of 112 employee stock options has been excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004, because their effect would be antidilutive.

5.   Commitments and Contingencies

     The following commitments and contingencies are as of September 30, 2004. The effect of the Filing and subsequent reorganization plan on these commitments and contingencies is not yet known.

     The Company has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing acceptable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of September 30, 2004, the Company had $4.9 million in long-term pre-delivery deposits outstanding for the seven future aircraft deliveries, which were funded with operating cash. In the event of delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are contractually scheduled to be returned to the Company. As of September 30, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

     The Company also has commitments to take delivery of four spare engines, all of which are currently scheduled for delivery between 2005 and 2008. The Company intends to finance all future aircraft and engine deliveries with leases accounted for as operating leases.

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

     In January 2002, the Company entered into an agreement (the "Lease") to lease land from the City of Chicago (the "City"), which had been purchased by the City with Chicago Midway Airport Revenue Bonds ("MARB's"). The Company also entered into a redevelopment agreement (the "Agreement") with the City in January 2002 to develop real estate on the property. As part of the Agreement, the City agreed to pay for the debt service on the MARB's from the incremental tax revenue expected to be generated from the real estate developments. Under the Agreement, if the incremental tax revenue is insufficient to fund the MARB's debt service, the City has the right to require the Company to provide those funds as additional rent under the lease. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property.

     The Company has received $5.1 million in grants from the State of Illinois to assist with costs related to site development and construction of a training center on the land leased from the City (the "Project"). As of September 30, 2004, $5.7 million has been spent on costs related to the Project. In addition to requiring completion of the Project, the grants require the Company to achieve certain employment levels in the State of Illinois by December 31, 2005. In the event that the Project is not completed or the employment levels are not achieved as stipulated in the grant, the State of Illinois has the right to seek recovery of all the funds received by the Company under the grant. The Company is uncertain whether it can achieve the required employment levels by December 31, 2005. The Company is working with the State of Illinois to determine the appropriate course of action due to the Company's Filing.

6.   Income Taxes

     As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset. In the first nine months of 2004, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption. This valuation allowance resulted in no tax benefit being recognized in the Company's first nine months of 2004.

7.   Prepaid and Accrued Aircraft Rent

     The Company's operating leases, including those leases amended on January 30, 2004, require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Forty-nine of the Company's aircraft operating leases were structured to require significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a significant prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent that will be amortized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Twenty-four of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. The portion of the accrued liability that will be paid in the next twelve months is recorded as short-term accrued expenses while the remainder is recorded as long-term deferred items. Two of the Company's aircraft operating leases were structured whereby monthly cash rents and monthly book rents are equal. The table below summarizes the prepaid and accrued aircraft rents as of September 30, 2004 and December 31, 2003 that result from this straight-line expense recognition as reported under the following captions on the Company's balance sheet and does not give any effect to the potential future impact of the Filing.



                                                                      September 30,             December 31,
                                                                           2004                     2003
                                                                  -----------------           ----------------
                                                                                 (In thousands)
Assets:

Prepaid expenses and other current assets (short-term)            $           2,294           $          3,879
Prepaid aircraft rent (long-term)                                           131,112                    144,088
                                                                  -----------------           ----------------
Total prepaid aircraft rent                                       $         133,406           $        147,967
                                                                  =================           ================

Liabilities:

Accrued expenses (short-term)                                     $             645           $         11,529
Other deferred items (long-term)                                             49,377                     27,976
                                                                   -----------------           ----------------
Total accrued aircraft rent                                       $          50,022           $         39,505
                                                                   =================           ================



8.   Dividends

     In 2000, the Company issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The Company must redeem the Series B Preferred no later than September 20, 2015. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The annual rate is subject to an increase to 8.44% on the liquidation amount ($100,000 per share) if the Company fails to pay any quarterly dividend within ten days of the due date. Once dividends in arrears have been paid in full, the rate returns to the original annual rate of 5.0%. The mandatorily redeemable Series B Preferred is classified between liabilities and equity on the Company's accompanying balance sheets because it is convertible into the Company's common stock. The dividends related to the Series B Preferred are recorded below net income or loss on the Company's statement of operations.

     Also, in 2000, the Company issued and sold 500 shares of Series A mandatorily redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. As of July 1, 2003, per the provisions of FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"), the Series A Preferred is classified as a liability on the Company's accompanying balance sheets because it is mandatorily redeemable and not convertible, and the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations.

     Prior to and as of December 31, 2003, the Company's unsecured senior note indentures contained certain restricted payment covenants, which limited the Company's ability to pay preferred stock dividends. At the end of the third quarter of 2002, those covenants no longer permitted payment of preferred dividends. The Company accrued preferred dividends at the appropriate rates plus interest for the payments due between December 15, 2002 and December 31, 2003. In January 2004, as a result of completion of the exchange offers, the senior note restricted payment covenants with respect to payment of preferred dividends were removed. In addition, the restricted payment covenants in the Senior Note indentures for the 2009 Notes and 2010 Notes permit the Company to pay preferred stock dividends. Concurrently with the completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred stock dividends in arrears of $9.2 million. As of September 30, 2004, the Company had paid all dividends due to the Series A Preferred, and accrued, but did not pay , $375,000 in preferred stock dividends due to the Series B Preferred. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

9.   Management Changes

     On October 19, 2004, the Company appointed David M. Wing as its Executive Vice President and Chief Financial Officer. Mr. Wing had previously served in this role from March 2003 until June 2004. The Company also appointed Gilbert F. Viets as its Executive Vice President and Chief Restructuring Officer. Mr. Viets served as Executive Vice President and Chief Financial Officer from June 2004 to October 2004. Mr. Viets will continue to serve on the Company's Board of Directors.

10.  Other Subsequent Events

     On November 5, 2004, the Company's common stock was delisted from the Nasdaq National Market. The common stock trades in the over-the-counter market under the symbol "ATAHQ." The value of the Company's common stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or the other Debtors.

     On November 16, 2004, the Company and ATA entered into an Asset Acquisition Agreement with AirTran Airways, Inc. ("AirTran Airways"), by which AirTran Airways has agreed to acquire assets and assume liabilities relating to ATA's operations at Chicago-Midway Airport (the "AirTran Transaction".)

     The agreement also provides for assignment to AirTran Airways of leases at airports served by ATA from Chicago-Midway, excluding Indianapolis International Airport and certain other airports which ATA expects to serve following its reorganization. AirTran Airways also has an option to purchase or assume leases for ground support and related equipment of ATA at Chicago-Midway and the other airports whose leases are assumed. The parties expect the closing will occur on or before December 23, 2004.

     The purchase price, excluding amounts to be paid for purchased equipment and assumed leases, is approximately $90 million, subject to adjustment. The purchase price will be paid as follows: approximately $42 million to the Company and approximately $7 million to the City of Chicago at closing; approximately $12 million to the Company on January 11, 2005; and approximately $7 million to the Company on April 1, 2005. In addition, up to a total of $22 million will be paid to the Company from closing through December 31, 2012 depending upon the frequency of certain AirTran Airways' flights to and from Chicago-Midway.

     ATA expects to maintain its current domestic flight service levels at Chicago-Midway through January 11, 2005 and, subject to certain contingencies, to make available to AirTran Airways up to twelve of ATA's Boeing 737-800 aircraft on a "wet lease" basis for varying periods of time through approximately June 4, 2005. ATA also expects to continue to serve international destinations from Chicago-Midway.

     In addition, the parties intend to negotiate a number of agreements for an expanded relationship between them, including joint code sharing and joint marketing arrangements, an arrangement by which Chicago Express Airlines, Inc., a subsidiary of the Company, would support AirTran Airways' Chicago-Midway operations, and agreements by which the parties would support each other's operations at certain airports. In addition, the agreement contemplates that the parties will negotiate an agreement for the assumption by AirTran Airways of responsibility for passenger tickets previously sold by ATA for air travel to or from Chicago-Midway.

     Any closing of the AirTran Transaction is subject to a number of conditions, including approvals by the Bankruptcy Court, the City of Chicago, the Federal Aviation Administration ("FAA") and other affected regulatory authorities. In addition, it is possible that the Company will receive superior proposals to acquire all or part of the assets that are subject to the AirTran Transaction pursuant to Bid Procedures approved by the Bankruptcy Court on November 19, 2004. Other parties have indicated to the Bankruptcy Court that they intend to submit bids to purchase all or a portion of the Company's assets by December 13, 2004. The AirTran Transaction provides for the payment to AirTran Airways of a termination fee of approximately $3.25 million or reimbursement of its expenses up to $1 million if the agreement is terminated under certain circumstances, including, among others, the transfer of one or more of the assets and leases related to ATA's Chicago-Midway operations to a third party or the sale or merger of the Company or ATA with a third party.

     On November 17, 2004, ATA closed a transaction (the "Financing Transaction") with the Indiana Transportation Finance Authority ("ITFA") that will provide ATA with over $15 million of debtor-in-possession ("DIP") financing as it continues to negotiate a restructuring of its operations with lessors, creditors and other affected parties. Under this agreement, ATA received $15 million on November 17, 2004. The Company and ATA are currently operating as debtors-in-possession in jointly administered Chapter 11 cases pending in Indianapolis.

     Under the Financing Transaction, ATA sold property consisting primarily of aircraft parts, free and clear of any liens to the ITFA. The ITFA in turn leased that property to the IAA and the IAA subleased the property to ATA. ATA is obligated to repurchase the property upon the earlier to occur of the closing of the AirTran Transaction or an alternative transaction (as defined in the Bid Procedures discussed above), or February 15, 2005. As part of the repurchase of the property, ATA will reimburse the ITFA for interest on the funds it provided which carry interest at a variable rate, currently equal to approximately 3% per annum.

     As part of the Financing Transaction, ATA has committed to continue to operate from its headquarters in Indianapolis, maintain substantial hub operations at Indianapolis International Airport, provide passenger service to destinations in Indiana and continue to employ a substantial number of Indianapolis-based employees. A breach of these covenants would likely require ATA to pay an additional fee of $1.5 million to the IAA.

     The Financing Transaction was approved by the Bankruptcy Court on November 16, 2004.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Quarter and Nine Months Ended September 30, 2004, Versus Quarter and Nine Months Ended September 30, 2003

Overview

On October 26, 2004,the Company, and seven of its subsidiaries including ATA and Chicago Express filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. In connection with this Filing, the Company is developing a plan of reorganization to address its debt and other obligations and to lower its cost structure, while operating in the normal course of business. On November 16, 2004, the Company and ATA entered into an asset acquisition agreement with AirTran Airways providing for the sale or transfer of assets and assumption of liabilities relating to ATA's operations at Chicago-Midway Airport. The agreement with AirTran Airways is subject to several conditions, including approval of the Bankruptcy Court, the City of Chicago, the FAA and other affected regulatory authorities. On November 17, 2004, ATA closed a debtor-in-possession financing arrangement with the ITFA and the IAA providing over $15 million of debtor-in-possession financing as the Company continues to negotiate a restructuring of its operations with lessors, creditors and other affected parties. For further information on the Chapter 11 filing and related developments, see "Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing" and "Note 10 - Other Subsequent Events."

The Company is a leading provider of scheduled airline services to leisure and other value-oriented travelers, and a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 31 years and is the tenth largest U.S. airline in terms of 2003 capacity and traffic. ATA provides jet scheduled service through nonstop and connecting flights from the gateways of Chicago-Midway and Indianapolis to popular vacation destinations such as Hawaii, Phoenix, Las Vegas, Florida, California, Mexico and the Caribbean, as well as to New York's LaGuardia Airport, Philadelphia, Denver, Dallas-Ft. Worth, Washington, D.C., Boston, Seattle, Minneapolis-St. Paul, Newark, Charlotte, and Pittsburgh. The Company's commuter subsidiary Chicago Express provides commuter scheduled service between Chicago-Midway and the cities of Indianapolis, Dayton, Des Moines, Flint, Fort Wayne, Grand Rapids, Madison, Milwaukee, Moline, South Bend, Springfield and Toledo. ATA also provides charter service to independent tour operators, specialty charter customers and the U.S. military.

In the quarter and nine months ended September 30, 2004, the Company recorded an operating loss of $16.2 million and $49.1 million, respectively, as compared to an operating income of $29.5 million and $86.9 million in the same periods of 2003. In the quarter and nine months ended September 30, 2004, the Company had a loss available to common shareholders of $31.3 million and $122.0 million, respectively, as compared to income available to common shareholders of $6.6 million and $36.0 million in the same periods of 2003. The loss available to common shareholders for the first nine months of 2004 includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004. The first nine months of 2003 results include $37.2 million received from the U.S. Government for a reimbursement of expenses incurred and revenue foregone related to enhanced aviation security after September 11, 2001, which was recorded as a reduction in operating expenses. See "Notes to Consolidated Financial Statements - Note 3 - Cost Structure Reduction Initiatives" for additional information on the exchange offers.

Consolidated revenue per available seat mile ("RASM") decreased to 7.42 cents and 7.24 cents, respectively, in the third quarter and first nine months of 2004, as compared to 7.46 cents and 7.25 cents, respectively, in the comparable periods of 2003. In the first nine months of 2004, the Company's scheduled service revenues were adversely affected by the industry's added capacity, which especially impacted the Company's transcontinental and other east-west markets in early 2004. As a result, the Company cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. In addition, in the first nine months of 2004 the Company continued to be challenged by competitive pricing which included extraordinary fare discounting by several airlines. The Company's third quarter 2004 scheduled service revenues were also adversely impacted by the hurricanes in Florida.
Military/government revenue increased in the three and nine month ended September 30, 2004, as compared to the same periods of 2003, mainly due to an increase in fuel escalation revenue as a result of the increasing cost of fuel. In the third quarter of 2004, military/government revenue increased due to higher military block hours operated, as compared to the same period of 2003.

The Company's unit costs remained among the lowest of major airlines in the third quarter and first nine months of 2004. Consolidated cost per available seat mile ("CASM") increased to 7.72 cents and 7.54 cents, respectively, in the quarter and nine months ended September 30, 2004, as compared to 6.90 cents and
6.70 cents, respectively, in the comparable periods of 2003. The 2003 nine months CASM amount reflects the benefit from the receipt of $37.2 million, or
0.23 cents, in U.S. Government funds received in the second quarter of 2003. The Company's 2004 CASM was adversely affected by a 39.1% and 22.4% increase in the average cost per gallon of fuel in the third quarter and first nine months of 2004, as compared to the same periods of 2003. In addition, the Company experienced higher maintenance costs in the first nine months of 2004 as a result of a contractual rate increase in the hourly engine maintenance agreements for the Company's fleets of Boeing 757-200, Boeing 757-300 and Boeing 737-800 aircraft. Personnel costs also increased in 2004, due primarily to contractual rate increases for cockpit crew received in July 2003 and the continuing increase in benefits costs experienced by the Company.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. See "Notes to Consolidated Financial Statements - Note 2 - Basis of Presentation and Stock Based Compensation" with regard to the future adoption of SOP 90-7, which is applicable to companies in Chapter 11 reorganization.

Results of Operations

Operating revenues increased 3.5% to $401.2 million in the third quarter of 2004, as compared to $387.7 million in the same period of 2003, and increased 2.6% to $1.179 billion in the first nine months of 2004, as compared to $1.149 billion in the same period of 2003. Consolidated RASM decreased 0.5% to 7.42 cents and 0.1% to 7.24 cents in the third quarter and first nine months of 2004, respectively, as compared to 7.46 cents and 7.25 cents in the third quarter and first nine months of 2003. Scheduled service revenues decreased $7.6 million between the third quarters of 2003 and 2004, or 2.6%, while charter revenues increased $17.7 million or 22.5% between the same periods. Scheduled service revenues increased $47.6 million between the first nine months of 2003 and 2004, or 5.8%, while charter revenues decreased $24.8 million or 8.7% between the same periods.

Operating expenses increased 16.5% to $417.4 million in the third quarter of 2004, as compared to $358.2 million in the comparable period of 2003, and increased 15.5% to $1.228 billion in the first nine months of 2004, as compared to $1.063 billion in the same period of 2003. Consolidated CASM increased 11.9% to 7.72 cents in the third quarter of 2004, as compared to 6.90 cents in the third quarter of 2003, and increased 12.5% to 7.54 cents in the first nine months of 2004, as compared to 6.70 cents in the same period of 2003. Operating expenses were primarily impacted by the increasing cost of fuel, which resulted in a CASM increase of 0.53 cents and 0.32 cents in the third quarter and first nine months, respectively. In addition, operating expenses for the first nine months of 2003 benefited from the receipt of $37.2 million in U.S. Government funds for the reimbursement of expenses incurred and revenue foregone related to enhanced aviation security after September 11, 2001, which was recorded as a reduction to operating expenses.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").


                                                          Cents per ASM                              Cents per ASM
                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                            2004              2003              2004                 2003
                                                          ---------        ---------         ----------           ----------

Consolidated operating revenues:                               7.42             7.46              7.24               7.25

Consolidated operating expenses:
   Salaries, wages and benefits                                1.97             1.93              1.97               1.85
   Fuel and oil                                                1.79             1.26              1.63               1.31
   Aircraft rentals                                            1.17             1.10              1.12               1.06
   Handling, landing and navigation fees                       0.55             0.48              0.57               0.55
   Aircraft maintenance, materials and repairs                 0.36             0.21              0.36               0.22
   Crew and other employee travel                              0.29             0.31              0.28               0.30
   Other selling expenses                                      0.25             0.25              0.25               0.24
   Depreciation and amortization                               0.24             0.27              0.24               0.27
   Passenger service                                           0.21             0.20              0.20               0.20
   Advertising                                                 0.17             0.16              0.18               0.18
   Commissions                                                 0.13             0.11              0.12               0.10
   Facilities and other rentals                                0.13             0.12              0.12               0.11
   Insurance                                                   0.11             0.12              0.11               0.13
   Ground package cost                                         0.05             0.05              0.06               0.06
   U.S. Government Funds                                          -                -                 -              (0.23)
   Other                                                       0.30             0.33              0.33               0.35
                                                          ---------        ---------         ----------           ----------
Total consolidated operating expenses                          7.72             6.90              7.54               6.70
                                                          ---------        ---------         ----------           ----------
Consolidated operating income (loss)                         (0.30)             0.56             (0.30)              0.55
                                                          =========        =========         ==========           ==========

ASMs (in thousands)                                      5,405,354         5,193,885        16,298,636         15,848,748


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



                                                                         Three Months Ended September 30,
                                                 ----------------------------------------------------------------------------
                                                    2004                    2003              Inc (Dec)           % Inc (Dec)
                                                 ----------------------------------------------------------------------------
Departures Jet                                     21,304                  19,939                 1,365                  6.85
Departures SAAB                                    13,443                  12,945                   498                  3.85
                                                ---------               ---------               -------                  ----
 Total Departures                                  34,747                  32,884                 1,863                  5.67
                                                ---------               ---------               -------                  ----
Block Hours Jet                                    64,561                  60,679                 3,882                  6.40
Block Hours SAAB                                   12,773                  12,789                   (16)                (0.13)
                                                ---------               ---------               -------                  ----
 Total Block Hours                                 77,334                  73,468                 3,866                  5.26
                                                ---------               ---------               -------                  ----
RPMs Jet (000s)                                 3,960,047               3,710,311               249,736                  6.73
RPMs SAAB (000s)                                   48,217                  46,599                 1,618                  3.47
                                                ---------               ---------               -------                  ----
 Total RPMs (000s) (a)                          4,008,264               3,756,910               251,354                  6.69
                                                ---------               ---------               -------                  ----
ASMs Jet (000s)                                 5,330,591               5,117,266               213,325                  4.17
ASMs SAAB (000s)                                   74,763                  76,619                (1,856)                (2.42)
                                                ---------               ---------               -------                  ----
 Total ASMs (000s) (b)                          5,405,354               5,193,885               211,469                  4.07
                                                ---------               ---------               -------                  ----
Load Factor Jet (%)                                 74.29                   72.51                  1.78                  2.45
Load Factor SAAB (%)                                64.49                   60.82                  3.67                  6.03
                                                ---------               ---------               -------                  ----
 Total Load Factor (%)  (c)                         74.15                   72.33                  1.82                  2.52
                                                ---------               ---------               -------                  ----
Passengers Enplaned Jet                         2,811,011               2,631,412               179,599                  6.83
Passengers Enplaned SAAB                          290,376                 264,007                26,369                  9.99
                                                ---------               ---------               -------                  ----
 Total Passengers Enplaned (d)                  3,101,387               2,895,419               205,968                  7.11
                                                ---------               ---------               -------                  ----

Revenue $ (000s)                                  401,219                 387,703                13,516                  3.49
RASM in cents (e)                                    7.42                    7.46                 (0.04)                (0.54)
CASM in cents (f)                                    7.72                    6.90                  0.82                 11.88
Yield in cents (g)                                  10.01                   10.32                 (0.31)                (3.00)

Average Aircraft in Service
    Lockheed L-1011                                  4.48                    4.65                 (0.17)                (3.66)
    Boeing 737-800                                  31.11                   29.59                  1.52                  5.14
    Boeing 757-200                                  14.59                   13.80                  0.79                  5.72
    Boeing 757-300                                  10.94                   11.17                 (0.23)                (2.06)
    SAAB 340B                                       16.00                   16.00                     -                     -

Average Block Hours Flown per day
    Lockheed L-1011                                 11.55                    9.83                  1.72                 17.50
    Boeing 737-800                                  11.35                   10.96                  0.39                  3.56
    Boeing 757-200                                  12.76                   12.38                  0.38                  3.07
    Boeing 757-300                                  10.83                   11.27                 (0.44)                (3.90)
    SAAB 340B                                        8.77                    8.79                 (0.02)                (0.23)

See footnotes (a) through (g) on page 22.




                                                                         Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                      2004                  2003              Inc (Dec)         % Inc (Dec)
                                                  ------------------------------------------------------------------------
Departures Jet                                       64,636                58,919                5,717                9.70
Departures SAAB                                      39,914                38,742                1,172                3.03
                                                 ----------            ----------              -------                ----
 Total Departures                                   104,550                97,661                6,889                7.05
                                                 ----------            ----------              -------                ----
Block Hours Jet                                     196,987               183,211               13,776                7.52
Block Hours SAAB                                     38,687                38,009                  678                1.78
                                                 ----------            ----------              -------                ----
 Total Block Hours                                  235,674               221,220               14,454                6.53
                                                 ----------            ----------              -------                ----
RPMs Jet (000s)                                  11,234,005            10,767,586              466,419                4.33
RPMs SAAB (000s)                                    144,091               144,572                 (481)              (0.33)
                                                 ----------            ----------              -------                ----
 Total RPMs (000s) (a)                           11,378,096            10,912,158              465,938                4.27
                                                 ----------            ----------              -------                ----
ASMs Jet (000s)                                  16,068,556            15,617,627              450,929                2.89
ASMs SAAB (000s)                                    230,080               231,121               (1,041)              (0.45)
                                                 ----------            ----------              -------                ----
 Total ASMs (000s) (b)                           16,298,636            15,848,748              449,888                2.84
                                                 ----------            ----------              -------                ----
Load Factor Jet (%)                                   69.91                 68.95                 0.96                1.39
Load Factor SAAB (%)                                  62.63                 62.55                 0.08                0.13
                                                 ----------            ----------              -------                ----
 Total Load Factor (%)  (c)                           69.81                 68.85                 0.96                1.39
                                                 ----------            ----------              -------                ----
Passengers Enplaned Jet                           8,189,762             7,667,498              522,264                6.81
Passengers Enplaned SAAB                            839,789               821,940               17,849                2.17
                                                 ----------            ----------              -------                ----
 Total Passengers Enplaned (d)                    9,026,551             8,489,438              540,113                6.36
                                                 ----------            ----------              -------                ----

Revenue $ (000s)                                  1,179,326             1,149,454               29,872                2.60
RASM in cents (e)                                      7.24                  7.25                (0.01)              (0.14)
CASM in cents (f)                                      7.54                  6.70                 0.84               12.54
Yield in cents (g)                                    10.36                 10.53                (0.17)              (1.61)

Average Aircraft in Service
  Lockheed L-1011                                      4.85                  6.78                (1.93)             (28.47)
  Boeing 737-800                                      31.05                 29.32                 1.73                5.90
  Boeing 757-200                                      14.61                 14.34                 0.27                1.88
  Boeing 757-300                                      11.40                 10.21                 1.19               11.66
  SAAB 340B                                           16.00                 16.00                    -                   -

Average Block Hours Flown per day
  Lockheed L-1011                                     10.19                  9.00                 1.19               13.22
  Boeing 737-800                                      11.44                 10.87                 0.57                5.24
  Boeing 757-200                                      13.00                 12.37                 0.63                5.09
  Boeing 757-300                                      11.14                 11.16                (0.02)              (0.18)
  SAAB 340B                                            8.86                  8.70                 0.16                1.84

See footnotes (a) through (g) on page 22.

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

Operating Revenues

Total operating revenues in the third quarter of 2004 increased 3.5% to $401.2 million, as compared to $387.7 million in the third quarter of 2003; and operating revenues in the first nine months of 2004 increased 2.6% to $1.179 billion, as compared to $1.149 billion in the same period of 2003.

The following tables set forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.



                                                                        Three Months Ended September 30,
                                                  -----------------------------------------------------------------------------
                                                  2004                      2003               Inc (Dec)            % Inc (Dec)
                                                  -----------------------------------------------------------------------------

Scheduled Service
   Departures                                   32,713                     30,982                 1,731                  5.59
   Block Hours                                  68,645                     65,248                 3,397                  5.21
   RPMs (000s)  (a)                          3,448,905                  3,258,465               190,440                  5.84
   ASMs  (000s)  (b)                         4,383,676                  4,309,846                73,830                  1.71
   Load Factor  (c)                              78.68                      75.61                  3.07                  4.06
   Passengers Enplaned (d)                   2,974,566                  2,736,208               238,358                  8.71
   Revenue $ (000s)                            285,978                    293,549                (7,571)                (2.58)
   RASM in cents  (e)                             6.52                       6.81                 (0.29)                (4.26)
   Yield in cents  (g)                            8.29                       9.01                 (0.72)                (7.99)
   Revenue per segment $  (h)                    96.14                     107.28                (11.14)               (10.38)

Military Charter
   Departures                                    1,656                      1,246                   410                 32.91
   Block Hours                                   7,403                      5,957                 1,446                 24.27
   ASMs  (000s)  (b)                           910,129                    711,320               198,809                 27.95
   Revenue $ (000s)                             88,419                     65,535                22,884                 34.92
   RASM in cents  (e)                             9.71                       9.21                  0.50                  5.43
   RASM excluding fuel escalation  (j)            9.03                       9.18                 (0.15)                (1.63)

Commercial Charter
   Departures                                      332                        649                  (317)               (48.84)
   Block Hours                                   1,115                      2,246                (1,131)               (50.36)
   ASMs  (000s)  (b)                            94,777                    171,141               (76,364)               (44.62)
   Revenue $ (000s)                              7,799                     13,001                (5,202)               (40.01)
   RASM in cents  (e)                             8.23                       7.60                  0.63                  8.29
   RASM excluding fuel escalation  (i)            7.78                       7.38                  0.40                  5.42

Percentage of Consolidated Revenues:
   Scheduled Service                             71.3%                      75.7%                 (4.4%)                (5.81)
   Military Charter                              22.0%                      16.9%                  5.1%                 30.18
   Commercial Charter                             1.9%                       3.4%                 (1.5%)               (44.12)

See footnotes (a) through (j) on pages 22 and 24.


                                                                       Nine Months  Ended September 30,
                                               --------------------------------------------------------------------------------
                                               2004                         2003                Inc (Dec)           % Inc (Dec)
                                               --------------------------------------------------------------------------------
Scheduled Service
   Departures                                 98,994                       90,232                   8,762                 9.71
   Block Hours                               211,317                      188,936                  22,381                11.85
   RPMs (000s)  (a)                        9,930,919                    9,134,162                 796,757                 8.72
   ASMs  (000s)  (b)                      13,478,273                   12,328,707               1,149,566                 9.32
   Load Factor  (c)                            73.68                        74.09                   (0.41)               (0.55)
   Passengers Enplaned (d)                 8,682,843                    7,874,024                 808,819                10.27
   Revenue $ (000s)                          863,895                      816,326                  47,569                 5.83
   RASM in cents  (e)                           6.41                         6.62                   (0.21)               (3.17)
   Yield in cents  (g)                          8.70                         8.94                   (0.24)               (2.68)
   Revenue per segment $  (h)                  99.49                       103.67                   (4.18)               (4.03)

Military Charter
   Departures                                  4,377                        4,566                    (189)               (4.14)
   Block Hours                                20,258                       22,080                  (1,822)               (8.25)
   ASMs  (000s)  (b)                       2,486,362                    2,741,747                (255,385)               (9.31)
   Revenue $ (000s)                          234,679                      229,750                   4,929                 2.15
   RASM in cents  (e)                           9.44                         8.38                    1.06                12.65
   RASM excluding fuel escalation  (j)          8.97                         8.28                    0.69                 8.33

Commercial Charter
   Departures                                  1,074                        2,847                  (1,773)              (62.28)
   Block Hours                                 3,773                       10,166                  (6,393)              (62.89)
   ASMs  (000s)  (b)                         306,638                      774,964                (468,326)              (60.43)
   Revenue $ (000s)                           25,905                       55,643                 (29,738)              (53.44)
   RASM in cents  (e)                           8.45                         7.18                    1.27                17.69
   RASM excluding fuel escalation  (i)          8.31                         6.82                    1.49                21.85

Percentage of Consolidated Revenues:
   Scheduled Service                           73.3%                        71.0%                    2.3%                 3.24
   Military Charter                            19.9%                        20.0%                   (0.1%)               (0.50)
   Commercial Charter                           2.2%                         4.8%                   (2.6%)              (54.17)


See footnotes (a) through (g) on page 22.

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

Scheduled Service Revenues. Scheduled service revenues in the third quarter of 2004 decreased 2.6% to $286.0 million from $293.5 million in the third quarter of 2003, and scheduled service revenues in the nine months ended September 30, 2004 increased 5.8% to $863.9 million from $816.3 million in the same period of 2003. For the three months and nine months ended September 30, 2004, unit revenues decreased 4.2% and 3.2% and yields decreased 8.0% and 2.7%, respectively, as compared to the same periods of 2003. During 2004, the Company continued to experience significant pressure from a competitive pricing environment including extraordinary fare discounting by several airlines in many of the scheduled service markets the Company serves. The primary reason for the competitive pricing environment has been the industry's added capacity, which especially impacted the Company's transcontinental and other east-west markets in early 2004. As a result, the Company cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. In addition, the Company's third quarter 2004 revenues were adversely impacted by the hurricanes in Florida.

Approximately 63.2% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the third quarter of 2004, as compared to 65.1% in the third quarter of 2003. The Hawaiian market generated approximately 15.7% of total scheduled service capacity in the third quarter of 2004, as compared to 14.9% in the third quarter of 2003. Another 13.0% of total scheduled service capacity was generated in the Indianapolis market in the third quarter of 2004, as compared to 13.0% in the third quarter of 2003.

The Company operated 168 peak daily jet and commuter departures from Chicago-Midway and served 37 destinations on a nonstop basis in the third quarter of 2004, as compared to 157 peak daily jet and commuter departures and 37 nonstop destinations in the third quarter of 2003.

Military/Government Charter Revenues. Military/government charter revenue increased 35.0% to $88.4 million in the third quarter of 2004 from $65.5 million in the third quarter of 2003, and in the nine months ended September 30, 2004, military/government charter revenue increased 2.2% to $234.7 million from $229.7 million in the same period of 2003.

The increase in revenue for military/government charter in the third quarter and first nine months of 2004 was mainly due to an increase in fuel escalation revenue as a result of the increased cost of fuel and an increase in block hours flown in the third quarter of 2004, as compared to the same period of 2003. In 2003, the Company participated in the Civil Reserve Air Fleet ("CRAF"), which ran from February 18, 2003 to June 18, 2003, requiring ATA to pledge up to 13 aircraft to military/government charter use to support Operation Iraqi Freedom and allowing the Company to increase its Lockheed L-1011 aircraft utilization (number of productive hours of flying per day). However, in the third quarter of 2003 following the deactivation of CRAF, the demand for military travel decreased significantly.

Commercial Charter Revenues. Commercial charter revenues decreased 40.0% to $7.8 million in the third quarter of 2004 from $13.0 million in the third quarter of 2003, and in the nine months ended September 30, 2004, commercial charter revenue decreased 53.4% to $25.9 million from $55.6 million in the same period of 2003. The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 aircraft that the Company has traditionally used in commercial charter flying. Since aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of new Boeing 737-800 and Boeing
757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost. Consequently, the Company expects its commercial charter revenues to continue to decline as the fleet supporting this business continues to shrink as a result of aircraft retirements.

Although commercial charter revenues declined between periods, excluding the impact of fuel escalation revenue, commercial charter RASM increased 5.4% to
7.78 cents in the third quarter of 2004 from 7.38 cents in the third quarter of 2003 and increased 21.8% to 8.31 cents in the first nine months of 2004 from
6.82 cents in the same period of 2003. The primary reason for the increases is that the Company flew a higher percentage of specialty charter flights in 2004, as compared to same periods of 2003. Specialty charter flights, which are designed to meet the customers' unique scheduling and service needs, produce higher revenue per ASM than the other charter flights, which are lower-yield repetitive flights to vacation destinations marketed to tour operators.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. Currently the Company markets these ground packages through its subsidiary, Ambassadair Travel Club. Ambassadair offers tour-guide-accompanied vacation packages to its approximately 31,000 individual and family members. In the third quarter and nine months ended September 30, 2004, ground package revenues increased 6.9% to $3.1 million and decreased 3.5% to $10.9 million, as compared to $2.9 million and $11.3 million in the same periods of 2003. In both periods, the Company realized an increase in Ambassadair ground revenues, which are impacted by the mix of packages offered. In the nine months ended September 30, 2004, the Company experienced an offsetting decrease in ground revenues due to the closure of a small Canadian tour operator as of July 1, 2003.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and administration service fees, Ambassadair Travel Club membership dues and cargo revenue. Other revenues increased 24.2% to $15.9 million in the third quarter of 2004 from $12.8 million in the third quarter of 2003, and in the nine months ended September 30, 2004, other revenues increased 20.6% to $43.9 million, as compared to $36.4 million in the same period of 2003, primarily due to increases in sub-service revenue, cargo revenue and service fees.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 2004 increased 6.1% to $106.3 million from $100.2 million in the third quarter of 2003, and in the nine months ended September 30, 2004, salaries, wages and benefits expense increased 9.6% to $321.4 million, as compared to $293.3 million in the same period of 2003.

The increases in salaries, wages and benefits in the third quarter and first nine months of 2004, as compared to the same periods of 2003, are partially due to the Company employing additional crewmembers and other operations employees to handle its increased scheduled service capacity in 2004, as compared to 2003. The Company also incurred significant increased costs in 2004 for employee medical and workers' compensation benefits. In addition, the Company's salary costs increased for the first nine months of 2004, as compared to the same period of 2003, due to contractual rate increases effective July 1, 2003 for the Company's cockpit crewmembers.

During the third quarter of 2004, the Company reached an agreement to amend its contract with its cockpit crewmembers represented by the Air Line Pilots Association ("ALPA"). Under the amendments, crewmembers will forego contractual rate increases that otherwise would have become effective July 1, 2004 and July 1, 2005, resulting in savings of approximately $32.5 million. The amendments include new contractual increases effective July 1, 2006 and July 1, 2007.

The Company also concluded an amendment to its agreement with cabin crewmembers represented by the Association of Flight Attendants ("AFA") on October 15, 2004. Under terms of the amended agreement cabin crewmembers will reduce their base hourly pay rate effective October 15, 2004 by 10% through October 15, 2006, resulting in savings of approximately $18.6 million over the same time period.
On October 15, 2006, non-amendable rates of pay return to those who were in force on April 11, 2004.

Fuel and Oil. Fuel and oil expense increased 48.6% to $96.9 million in the third quarter of 2004, as compared to $65.2 million in the same period of 2003, and increased 27.2% to $265.1 million in the nine months ended September 30, 2004, as compared to $208.4 million in the same period of 2003.

During the quarter and nine months ended September 30, 2004, the average cost per gallon of jet fuel consumed increased by 39.1% and 22.4%, respectively, compared to the same periods of 2003, resulting in an increase in fuel and oil expense of approximately $26.9 million and $47.8 million, respectively, between those periods.

Periodically, the Company has entered into fuel price hedge contracts to reduce the risk of fuel price fluctuations. The Company did not have any hedge contracts in place in the first nine months of 2004 or 2003; however, the Company did benefit from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts in the third quarter of 2004. The benefit of these price guarantees was accounted for as revenue and increased 382.4% to $8.2 million for the third quarter of 2004 as compared to $1.7 million for the same period of 2003, and increased 92.9% to $16.2 million in the nine months ended September 30, 2004, as compared to $8.4 million in the same period of 2003.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash payments in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit is derived from use of the aircraft. Although the Company restructured many of its operating leases in January 2004, resulting in significant cash deferrals, the amount of the cash payments in excess of the aircraft rent expense in these early years has still resulted in a significant prepaid aircraft rent amount on the Company's balance sheet. Refer to "Notes to Consolidated Financial Statements - Note 3 - Cost Structure Reduction Initiatives" and "Notes to Consolidated Financial Statements - Note 7 -Prepaid and Accrued Aircraft Rent" for further details.

Aircraft rentals expense in the third quarter of 2004 increased 10.3% to $63.0 million from $57.1 million in the third quarter of 2003, and increased 8.3% to $182.4 million in the nine months ended September 30, 2004, as compared to $168.4 million in the same period of 2003. These increases were mainly attributable to the delivery of three leased Boeing 737-800 aircraft, one leased Boeing 757-300 aircraft, and one leased 757-200 aircraft between September 2003 and September 2004.

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

Handling, landing and navigation fees increased by 18.7% to $29.8 million in the third quarter of 2004, as compared to $25.1 million in the same period of 2003, and increased by 7.7% to $93.3 million in the nine months ended September 30, 2004, as compared to $86.6 million in the same period of 2003.

The Company experienced a 6.9% and 9.7% increase in system-wide jet departures between periods, which resulted in an increase of handling, landing and navigation fees of $3.4 million and $9.9 million in the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. The Company experienced an increase in security costs of $1.1 million in both the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003, due to the temporary suspension of the aviation security fee during part of 2003. The Company experienced a decrease in the cost of handling per departure due to the negotiation of favorable terms in new contracts, resulting in decreased expenditures of $0.5 million and $6.2 million, respectively, in the third quarter and first nine months of 2004, as compared to the same periods of 2003.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200, Boeing 757-300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense increased 82.4% to $19.7 million in the third quarter of 2004, as compared to $10.8 million in the third quarter of 2003, and increased 68.4% to $59.1 million in the nine months ended September 30, 2004, as compared to $35.1 million in the same period of 2003.

The increases in maintenance, materials and repairs expense were mainly due to contractual rate increases in the cost of the hourly engine maintenance agreements for the Company's Boeing 757-200, Boeing 757-300 and 737-800 fleets. The 757-200 and 757-300 rate increases, effective January 1, 2004, resulted in an increase in aircraft maintenance, materials and repairs expense of $5.9 million and $18.6 million in the third quarter and first nine months of 2004, as compared to the same periods of 2003. The 737-800 rate increase, effective June 1, 2004, resulted in an increase in aircraft maintenance, materials and repairs expense of $1.6 million in the third quarter and first nine months of 2004, as compared with the same periods of 2003. The Company also incurred higher maintenance, materials and repairs cost in the first nine months of 2004 due to an increase in the number of airframe maintenance checks, as compared to the same period of 2003.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost incurred of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 1.3% to $15.8 million in the third quarter of 2004, as compared to $16.0 million in the third quarter of 2003, and decreased 4.4% to $45.8 million in the nine months ended September 30, 2004, as compared to $47.9 million in the same period of 2003. The Company experienced a decrease in crew and other employee travel in both periods of 2004, as compared to the same periods of 2003, due to a decrease in crew per diem as a result of negotiated rate reductions and a decrease in cockpit training, as well as less military/government departures in the nine months ended September 30, 2004, as compared to the same period of 2003. As military/government flights operate to and from points remote from the Company crew bases, the Company incurs significant travel expenses on other airlines for position of the crews, and higher hotel costs.

As a result of recently agreed contract amendments with the cockpit crewmembers represented by ALPA, the Company expects a reduction in per diem costs of approximately $4.2 million for the contract years beginning July 1, 2004 and July 1, 2005. An associated reduction of approximately $3.2 million is expected between July 1, 2004 and July 1, 2005 from cabin crewmembers due to stipulations in their collective bargaining agreement, which link per diem rates to the cockpit crewmember contract.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses increased 2.3% to $13.5 million in the third quarter of 2004, as compared to $13.2 million in the third quarter of 2003, and increased 5.3% to $40.0 million in the nine months ended September 30, 2004, as compared to $38.0 million in the same period of 2003. The Company experienced increases in credit card and CRS fees due to the increase in scheduled service passengers enplaned in both the third quarter and first nine months of 2004, as compared to the same periods of 2003. These increases were partially offset by a decrease in toll-free service costs in both the quarter and nine months ended September 30, 2004, compared to the same periods of 2003, due to contractual rate decreases provided by the new service provider.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 7.8% to $13.0 million in the third quarter of 2004, as compared to $14.1 million in the third quarter of 2003, and decreased 8.4% to $39.5 million in the nine months ended September 30, 2004, as compared to $43.1 million in the same period of 2003.

The decrease in depreciation and amortization expense is mainly attributable to reductions in the L-1011-50 and 100 fleet. The Company retired four L-1011-50 and 100 aircraft from revenue service during the second and third quarters of 2003. Due to these retirements, the Company recorded $1.3 million and $4.8 million less in depreciation in the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 2004 and 2003, catering represented 83.0% and 83.2%, respectively, of total passenger service expense, while catering represented 81.9% and 82.4%, respectively, of total passenger service expense for the nine month periods ended September 30, 2004 and 2003.

The total cost of passenger service increased 9.8% to $11.2 million in the third quarter of 2004, as compared to $10.2 million in the third quarter of 2003, and increased 4.5% to $32.6 million in the nine months ended September 30, 2004, as compared to $31.2 million in the same period of 2003. In the three and nine month periods ended September 30, 2004, the Company experienced an increase in passenger service expense mainly due the increase in scheduled service passengers boarded, as compared to the respective periods in 2003.

Advertising. Advertising expense increased 13.3% to $9.4 million in the third quarter of 2004, as compared to $8.3 million in the same period of 2003, and increased 3.5% to $29.6 million in the nine months ended September 30, 2004, as compared to $28.6 million in the same period of 2003. The Company incurs advertising costs primarily to support single-seat scheduled service sales. In the third quarter and first nine months of 2004, the Company increased advertising in an effort to respond to the current competitive pricing environment.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 18.3% to $7.1 million in the third quarter of 2004, as compared to $6.0 million in the third quarter of 2003, and increased 21.0% to $19.6 million in the nine months ended September 30, 2004 as compared to $16.2 million in the same period of 2003.

The Company experienced an increase of $1.1 million in military/government charter commissions during the third quarter of 2004 due to increased revenues as compared to the prior year. The Company experienced an increase of $4.6 million in military/government charter commissions in the nine months ended September 30, 2004, as certain CRAF flights in the first nine months of 2003 were exempt from commissions. Substantially all military flights flown in 2004 were commissionable. The Company experienced a decrease in scheduled service commissions of $1.2 million in the first nine months of 2004, as compared to the same period of 2003, due to the increasing share of non-commissionable ticket purchases made on the Company's own website, as compared to the share of commissionable sales made through travel agents.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 9.7% to $6.8 million in the third quarter of 2004, as compared to $6.2 million in the third quarter of 2003, and increased 11.8% to $19.9 million in the nine months ended September 30, 2004, as compared to $17.8 million in the same period of 2003. The Company experienced cost increases at certain existing locations due to increased frequency to those destinations.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 6.3% to $6.0 million in the third quarter of 2004, as compared to $6.4 million in the third quarter of 2003, and decreased 17.8% to $17.5 million in the nine months ended September 30, 2004, as compared to $21.3 million in the same period of 2003. The decreases are mainly attributable to decreased insurance renewal rates for the Company's hull and liability insurance for the policy year covering October 2003 through September 2004. The Company has completed the hull and liability insurance placement for the policy year beginning October 2004, and currently expects a decrease of approximately $2.0 million as compared to the cost for the prior policy year.

The Federal government has provided the Company and other airlines excess war risk insurance coverage above $50 million up to $3.0 billion per event. The Company is covered under this policy through December 2004. If the Federal government stops providing excess war risk insurance to the Company after 2004, it is likely that the Company's war risk insurance expense will increase, as the premiums charged by private aviation insurers for this coverage may be higher than those charged by the government.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair customers. Ground package cost increased 13.0% to $2.6 million in the third quarter of 2004, as compared to $2.3 million in the third quarter of 2003, and decreased 1.1% to $9.2 million in the nine months ended September 30, 2004, as compared to $9.3 million in the same period of 2003. See the "Ground Package Revenues" section above for an explanation of the ground package sales and related costs.

U.S. Government Funds. On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act, which made available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. Pursuant to this legislation, the Company received $37.2 million in May 2003, which was recorded as U.S. Government funds in the second quarter of 2003. The Company does not expect to receive any further material compensatory funds from the U.S. Government, and did not receive such reimbursements in 2004.

Other Operating Expenses. Other operating expenses decreased 4.7% to $16.3 million in the third quarter of 2004, as compared to $17.1 million in the third quarter of 2003, and decreased 1.8% to $53.5 million in the nine months ended September 30, 2004, as compared to $54.5 million in the same period of 2003. These decreases were attributable to various changes in other expenses comprising this line item, none of which were individually significant.

Interest Expense. Interest expense in the quarter and the nine months ended September 30, 2004 increased to $15.1 million and $45.5 million, respectively, as compared to $14.3 million and $40.0 million in the same periods of 2003. The Company recorded $1.8 million and $5.2 million more in interest expense in the quarter and nine months ended September 30, 2004 as compared to the same period of 2003, related to its unsecured senior notes restructured in January 2004. The Company also recorded interest expense of $1.1 million and $3.3 million, respectively, in the third quarter and first nine months of 2004 related to dividends on the Series A Preferred. As of July 1, 2003, per the provisions of FAS 150, the dividends related to the Series A Preferred are classified as interest expense on the Company's statement of operations.

Loss on Extinguishment of Debt. On January 30, 2004, the Company completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in accordance with EITF 96-19. The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes were recorded in the Company's balance sheet at fair value at the date of the exchange offers, which approximated their face value.

Income Taxes. The Company did not record any income tax expense or benefit in the quarter and the nine months ended September 30, 2004 applicable to $30.9 million and $120.9 million, respectively, in pre-tax loss for those periods. In comparison, the Company recorded $7.3 million in income tax expense in the third quarter and nine months ended September 30, 2003, applicable to $15.0 million and $47.4 million, respectively, in pre-tax income for those periods.

As of December 31, 2003, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset. In the third quarter of and first nine months of 2004, the Company continued to record a full valuation allowance against its net deferred tax asset under the same presumption.

Liquidity and Capital Resources

On October 26, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2004, the Company had an unrestricted cash balance of $57.6 million. The effect of the automatic stay and section 1110 of the Bankruptcy Code have reduced the Company's cash needs until the Section 1110 Deadline. With the cash resources currently available to the Company, including the Financing Transaction, the Company believes that it has sufficient liquidity to continue operations and develop a plan of reorganization. However, no further assurance can be given as to the Company's ability to continue as a going concern, both during and after the Chapter 11 cases, which will depend upon, among other things: the consummation of the AirTran Transaction or an Alternative Transaction or the availability of additional DIP financing prior to the Section 1110 Deadline; the development of a plan of reorganization for a restructured company which can generate sufficient cash from operations on a sustained basis; the confirmation of a plan of reorganization under the Bankruptcy Code; and the availability of emergence financing. The accompanying unaudited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the unaudited consolidated financial statements.

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and maintain key employees; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. See "Liquidity Outlook" section below for further details regarding the Filing.

Statement of Cash Flow Overview

In the nine months ended September 30, 2004, net cash used in operating activities was $32.1 million, as compared to net cash provided by operating activities of $115.5 million for the same period of 2003. The decrease in cash provided and used by operating activities between periods primarily resulted from the significant net loss in the first nine months of 2004, as compared to the net income in the first nine months of 2003, partially offset by net favorable changes in operating assets and liabilities.

Net cash used in investing activities was $16.2 million in the first nine months of 2004, as compared to $100.3 million in the same period of 2003. The Company realized a decrease in non-current prepaid aircraft rent payments of $13.0 million, which includes the $29.8 million refund received on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases, in the first nine months of 2004. The Company experienced an increase in non-current prepaid aircraft rent of $84.7 million in the same period of 2003 due to very significant payments required under its aircraft operating leases. See "Liquidity Outlook" section below and "Notes to Consolidated Financial Statements - Note 7 -Prepaid and Accrued Aircraft Rent" for further details. In addition, the Company made capital expenditures totaling $21.4 million in the first nine months of 2004, as compared to $36.2 million in the period of 2003.

Net cash used in financing activities was $54.7 million in the nine months ended September 30, 2004, as compared to $18.4 million in the same period of 2003. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million in the first quarter of 2004. In addition, in the first nine months of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $45.3 million. In the first nine months of 2003, the Company made scheduled debt payments of $14.2 million. Also in the first nine months of 2004, the Company reduced restricted cash $11.7 million primarily due to the cancellation of a surety bond relating to the Department of Transportation ("DOT") charter obligations. The Company replaced the bond with an escrow arrangement, which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. In contrast, in the first nine months of 2003, the Company's restricted cash increased by $10.2 million to collateralize additional letters of credit.

Liquidity Outlook

Bankruptcy Reorganization.

As a result of the continuing financial difficulties previously reported by the Company as well as factors adversely affecting the airline industry generally, on October 26, 2004, the Company, and seven of its subsidiaries including ATA and Chicago Express, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. As of the date of the Filing the Company's unrestricted cash balance was approximately $53.8 million. The Filing followed the Company's failure to meet its September 30, 2004, trailing-twelve-months EBITDAR to fixed charges ratio covenant under its secured term loan, which is partially guaranteed by the ATSB, and identical covenants in its Union Planter's Bank mortgage note payable agreements. Also, the Company defaulted under its Fleet Capital Corporation note payable agreements that contain cross-default provisions to uncured events of default in other indebtedness agreements of the Company. These obligations have been classified as current liabilities on the Company's consolidated balance sheet as of September 30, 2004. The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

On October 29, 2004 the Bankruptcy Court entered an interim order which permits the Company to operate by utilizing the unrestricted cash, eligible accounts receivable and other collateral pledged to secure the Company's secured term loan, a significant portion of which is guaranteed by the ATSB. The interim order has the effect of giving the ATSB a replacement lien on unrestricted cash and certain other assets generated after the Filing. This interim order has been extended for successive short periods, and requires compliance by the Company with certain terms such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Future renewals cannot be assured, and a failure to renew this arrangement would be material and adverse to the Company's ability to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, within the Section 1110 Deadline or December 24, 2004, agree to perform obligations under the lease, security agreement, or conditional sale contract and cure all defaults there under (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court. The provisions of section 1110 may materially impact the Debtors' options with respect to development of a plan of reorganization.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of their plan. These periods may be extended by the Bankruptcy Court for cause. If the Debtors' exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class ,i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay the Debtors' emergence from Chapter 11.

The disposition of assets and liquidation or sales of liabilities in the Chapter 11 cases are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to the Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the attached consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in these consolidated financial statements, which do not give effect to any adjustments to the carrying value or amounts of liabilities that might result as a consequence of confirmation of a plan of reorganization.

Although the Debtors expect to develop a reorganization plan for emergence from Chapter 11 in 2005, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect its results of operations.

On November 5, 2004, the Company's common stock was delisted from the Nasdaq National Market. The common stock trades in the over-the -counter market under the symbol "ATAHQ." The value of the Company's common stock is highly speculative. The Company urges that appropriate caution be exercised with respect to existing and future investments in any liabilities and/or securities of the Company or the other Debtors.

On November 16, 2004, the Company and ATA entered into an Asset Acquisition Agreement with AirTran Airways, by which AirTran Airways has agreed to acquire assets and assume liabilities relating to ATA's operations at Chicago-Midway Airport.

The agreement also provides for assignment to AirTran Airways of leases at airports served by ATA from Chicago-Midway, excluding Indianapolis International Airport and certain other airports which ATA expects to serve following its reorganization. AirTran Airways also has an option to purchase or assume leases for ground support and related equipment of ATA at Chicago-Midway and the other airports whose leases are assumed. The parties expect the closing will occur on or before December 23, 2004.

The purchase price, excluding amounts to be paid for purchased equipment and assumed leases, is approximately $90 million, subject to adjustment. The purchase price will be paid as follows: approximately $42 million to the Company and approximately $7 million to the City of Chicago at closing; approximately $12 million to the Company on January 11, 2005; and approximately $7 million to the Company on April 1, 2005. In addition, up to a total of $22 million will be paid to the Company from closing through December 31, 2012 depending upon the frequency of certain AirTran Airways' flights to and from Chicago-Midway.

ATA expects to maintain its current domestic flight service levels at Chicago-Midway through January 11, 2005 and, subject to certain contingencies, to make available to AirTran Airways up to twelve of ATA's Boeing 737-800 aircraft on a "wet lease" basis for varying periods of time through approximately June 4, 2005. ATA also expects to continue to serve international destinations from Chicago-Midway.

In addition, the parties intend to negotiate a number of agreements for an expanded relationship between them, including joint code sharing and joint marketing arrangements, an arrangement by which Chicago Express Airlines, Inc., a subsidiary of the Company, would support AirTran Airways' Chicago-Midway operations, and agreements by which the parties would support each other's operations at certain airports. In addition, the agreement contemplates that the parties will negotiate an agreement for the assumption by AirTran Airways of responsibility for passenger tickets previously sold by ATA for air travel to or from Chicago-Midway.

Any closing of the AirTran Transaction is subject to a number of conditions, including approvals by the Bankruptcy Court, the City of Chicago, the FAA and other affected regulatory authorities. In addition, it is possible that the Company will receive superior proposals to acquire all or part of the assets that are subject to the AirTran Transaction pursuant to Bid Procedures approved by the Bankruptcy Court on November 19, 2004. Other parties have indicated to the Bankruptcy Court that they intend to submit bids to purchase all or a portion of the Company's assets by December 13, 2004. The agreement provides for the payment to AirTran Airways of a termination fee of approximately $3.25 million or reimbursement of its expenses up to $1 million if the agreement is terminated under certain circumstances, including, among others, the transfer of one or more of the assets and leases related to ATA's Chicago-Midway operations to a third party or the sale or merger of the Company or ATA with a third party.

On November 17, 2004, ATA closed the Financing Transaction with the ITFA that will provide ATA with over $15 million of DIP financing as it continues to negotiate a restructuring of its operations with lessors, creditors and other affected parties. Under this agreement, ATA received $15 million on November 17, 2004. The Company and ATA are currently operating as debtors-in-possession in a jointly administered Chapter 11 cases pending in Indianapolis.

Under the Financing Transaction, ATA sold property consisting primarily of aircraft parts, free and clear of any liens to the ITFA. The ITFA in turn leased that property to the IAA and the IAA subleased the property to ATA. ATA is obligated to repurchase the property upon the earlier to occur of the closing of the AirTran Transaction or an Alternative Transaction (as defined in the Bid Procedures discussed above), or February 15, 2005. As part of the repurchase of the property, ATA will reimburse the ITFA for interest on the funds it provided which carry interest at a variable rate, currently equal to approximately 3% per annum.

As part of the Financing Transaction, ATA has committed to continue to operate from its headquarters in Indianapolis, maintain substantial hub operations at Indianapolis International Airport, provide passenger service to destinations in Indiana and continue to employ a substantial number of Indianapolis-based employees. A breach of these covenants would likely require ATA to pay an additional fee of $1.5 million to the IAA.

The Financing Transaction was approved by the Bankruptcy Court on November 16, 2004.

Restructuring of Fixed Obligations. During the first nine months of 2004, the Company took significant steps to address its liquidity problems created by the economic conditions the Company faced since 2001. On January 30, 2004, the Company completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remained outstanding after the completion of the exchange offers. The remaining 2004 Notes were subsequently paid on August 1, 2004. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with EITF 96-19, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes were recorded in the Company's balance sheet at fair value at the date of the exchange offers, which closely approximated their face value. Following the Filing, however, the aggregate principal amount of all outstanding notes, together with any unpaid premium, if any, and accrued principal, became due and immediately payable. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

On January 30, 2004, the Company also completed the amendments of certain aircraft operating leases with its three major lessors, BCSC, GECAS and ILFC. The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases, primarily between September 30, 2003 and March 31, 2005, and to extend the leases generally for two years. Most of the payments delayed during this time period are to be subsequently paid at various times throughout the remaining life of the leases. The Company received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of the leases. The amendments will also result in approximately $69.6 million in lower cash payments during 2004, substantially all of which had been realized as of September 30, 2004, under these operating leases, as compared to payments that would have been due under the original lease terms.

Aircraft and Fleet Transactions. The Company has a purchase agreement with Boeing to purchase directly from Boeing seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. The Company's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to the Company, and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the Company, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and the Company has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit finance facilities. The Company can provide no assurance that it will be able to secure pre-delivery deposit finance facilities or permanent financing for any future aircraft purchases. As of September 30, 2004, the Company had $4.9 million in long-term pre-delivery deposits outstanding for the seven future aircraft deliveries, which were funded with operating cash. Upon delivery and financing of the aircraft, pre-delivery deposits funded with operating cash are expected to be returned to the Company. As of September 30, 2004, the Company also has purchase rights with Boeing for 40 Boeing 737-800 aircraft.

The Company also has commitments to take delivery of one additional Boeing 737-800 and four spare engines, all of which are currently scheduled for delivery between the remainder of 2005 and 2008.

In March 2001, the Company entered a limited liability agreement with Boeing Capital Corporation - Equipment Leasing Corporation forming BATA, a 50/50 joint venture. BATA is remarketing the Company's fleet of Boeing 727-200 aircraft in cargo configurations. As of September 30, 2004, the Company had transferred 23 of its fleet of Boeing 727-200 aircraft to BATA.

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

The secured term loan is subject to certain restrictive covenants and is collateralized primarily by a substantial portion of the Company's unrestricted cash, certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, one Lockheed L-1011-50 and 100 aircraft, two SAAB 340B aircraft, 24 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables. As of September 30, 2004, the Company failed to meet an EBITDAR to fixed charges ratio covenant under the secured term loan. Since the Company is unable to meet this financial covenant, it is in default under this agreement as well as under the two mortgage notes payable to Union Planters Bank Inc. as a result of identical covenants, and the lenders have the right to accelerate the maturity date of the loan and exercise other remedies against the Company. Also, the Company defaulted under its Fleet Capital Corporation notes payable agreements contain cross-default provisions related to uncured events of default in other indebtedness of the Company. As a result of the default, these obligations have been recorded as current liabilities on the Company's consolidated balance sheet as of September 30, 2004.

As a result of the Filing, the Company is also in default and subject to immediate acceleration of all balances under the terms of the agreements of all of these notes as well as its unsecured senior notes and certain other debt instruments. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

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

On March 30, 2004, the Company signed a letter agreement with Boeing and ILFC (together "Issuer") that provides a financing commitment from the Issuer to ATA for up to $30 million under certain specific conditions. However, a definitive agreement was not reached with the Issuer on this financing agreement prior to the bankruptcy Filings.

Card Agreements. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service and vacation package sales are purchased using these cards. The Company maintains an agreement with a bank for the processing and collection of charges for Visa and MasterCard as well as agreements with American Express Travel Related Services Company, Inc. for the American Express Card and Discover Card Services, Inc. for the Discover Card (collectively referred to as the "Credit Card Providers"). Under these agreements with the Credit Card Providers, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days or weeks of the date of purchase, although the Company may provide the purchased transportation services days, weeks or months later.

According to the agreements, the Credit Card Providers can retain cash collected by them on processed card charges as a deposit. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the Credit Card Providers. The deposit secures this potential obligation of the Credit Card Providers to make such refunds. The Credit Card Providers have exercised their rights to withhold distributions and as of September 30, 2004 had retained $69.2 million of the Company's future sales as compared to $43.2 million at September 30, 2003. Based on deposit requirements in place as of October 15, 2004, the September 30, 2004 deposit balance would have increased by approximately $13.3 million.

The Company and the Credit Card Providers each have the right to terminate the agreements upon providing 60 or 90 days notice to the other party depending on the Credit Card Provider. The Company can give no assurance that it could obtain replacement Credit Card Providers. Lack of access to Credit Card Provider services would have a significant adverse impact on the Company's ability to continue operations.

ATA Credit Card. On March 31, 2004, the Company entered into agreements with a credit card issuer and Visa to introduce a consumer credit card ("the Card") bearing redemption benefits on ATA. Holders of the Card accumulate points through purchases on the Card, which will allow them to earn free travel on the airline once certain point thresholds are attained. The Company launched the Card in the third quarter of 2004. The Company earns revenue from the credit card issuer as consideration for issuing the Card with the Company's logo, providing free transportation, and certain cooperative advertising activities. Upon signing the agreement, the Company received a prepayment for future revenue to be earned from the issuer, almost all of which remained unearned by the Company, as of September 30, 2004.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. As of September 30, 2004, the Company's restricted cash pledged to secure its letters of credit for all surety bonds totaled $31.9 million and is shown as non-current restricted cash on the Company's balance sheet.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of September 30, 2004, the Company has $4.7 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company's balance sheet as of that date. The surety bond of $12.9 million relating to the DOT charter obligations was released in the first quarter of 2004, and the restricted cash securing the letter of credit was returned to the Company.

Forward-Looking Information

Information contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report includes forward-looking information which can be identified by forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company's business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
o    the ability of the Company to continue as a going concern;
o the ability of the Company to obtain court approval with respect to motions in the Chapter 11 proceeding;
o risks associated with obtaining the consents and other approvals required to consummate the transactions contemplated in the agreements with AirTran Airways for the sale of certain assets;
o the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases and close the AirTran Transaction or Alternative Transaction on a timely basis;
o risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company, to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case;
o the ability of the Company to obtain and maintain normal terms with vendors and service providers;
o the ability of the Company to maintain contracts that are critical to its operations;
o the potential adverse effects of the Chapter 11 reorganization on the Company's liquidity or results of operations;
o the ability of the Company to fund and execute its business plan and to attract, motivate and/or retain key employees;
o    the ability of the Company to attract and retain customers;
o    demand for transportation in markets in which the Company operates;
o    economic conditions;
o    the effects of any hostilities or act of war;
o    labor costs;
o    aviation fuel costs;
o    competitive    pressures   on   pricing   (particularly   from   lower-cost
     competitors);
o    weather conditions;
o    government legislation and regulation; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission.

The Company is under no obligation to update,  and will not undertake to update,
its   forward-looking   statements  to  reflect  future  events  or  changes  in
circumstances.

PART I - Financial Information
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

PART I - Financial Information
Item 4 - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

The Company failed to meet its September 30, 2004, trailing-twelve-months EBITDAR to fixed charges ratio covenant under its secured term loan, which is partially guaranteed by the ATSB, and identical covenants in its Union Planter's mortgage note payable agreements. Also, the Company defaulted under its Fleet Capital Corporation notes payable agreements contain cross-default provisions related to uncured events of default in other indebtedness of the Company. As a result of the defaults, these obligations have been reclassified as current liabilities on the Company's consolidated balance sheet as of September 30, 2004. As a result of the Filing, the Company is also in default and subject to immediate acceleration of all balances under the terms of the agreements of all of these notes as well as its unsecured senior notes and certain other debt instruments. The Filing also triggered defaults on substantially all lease obligations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other information

None

Item 6 - Exhibits

     (a) Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ATA Holdings Corp.
                                                    --------------------
                                                    (Registrant)




Date: November 22, 2004                             by /s/ David M. Wing
                                                    --------------------
                                                    David M. Wing
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    On behalf of the Registrant

                                Index to Exhibits

                Exhibit No.
                -----------

*3.1 Restated Articles of Incorporation of the Company

*3.2 By-laws of the Company

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed as exhibit to ATA Holdings Corp.'s Registration Statement on Form S-1 (File No. 33-59630), and incorporated herein by reference.