Form 10-K
period 2004-12-31
ATA HOLDINGS CORP
filed 2005-03-31
CIK 898904

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange   Act   of   1934   for   the   Transition   Period   From ____
     to ____.


                           Commission file number 000-21642
                                  ATA Holdings Corp.

                 (Exact name of registrant as specified in its charter)
                     Indiana                               35-1617970
 ----------------------------------------         -----------------------------
      (State or other jurisdiction of                   (I.R.S.  Employer
       incorporation or organization)                    Identification No.)

       7337 West Washington Street
             Indianapolis, Indiana                          46231
------------------------------------             ------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (317) 282-4000

              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

         None

  Securities registered pursuant to Section 12(g) of the Act:

         Title of each class
         Common Stock, Without Par Value
         -------------------------------

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

The aggregate market value of shares of the registrant's Common Stock held by non-affiliates of the registrant (based on closing price of shares of Common Stock on the NASDAQ National Market on June 30, 2004) was approximately $19.0 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practical date.

Common Stock, Without Par Value - 11,824,287 shares outstanding as of February 28, 2005.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
None

                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 2004
                       ATA HOLDINGS CORP. AND SUBSIDIARIES

                                                                        Page #
PART I
         Item 1.
                     Business.................................................3
         Item 2.     Properties..............................................12
         Item 3.     Legal
                     Proceedings.............................................14
         Item 4.     Submission of Matters to a Vote of Security
                     Holders.................................................15
PART II
         Item 5.     Market for the Registrant's Common Stock and Related Stock
                     Matters and Issuer  Purchase of Securities..............16
         Item 6.     Selected Consolidated Financial
                     Data....................................................17
         Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................18
         Item 7A.    Quantitative and Qualitative Disclosures About Market
                     Risk....................................................47
         Item 8.     Financial Statements and Supplementary Data.............49
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................78
         Item 9A.    Controls and
                     Procedures..............................................78
         Item 9B.    Other
                     Information.............................................79
PART III
         Item 10.    Directors and Officers of the Registrant................80
         Item 11.    Executive Compensation..................................83
         Item 12.    Security Ownership of Certain Beneficial Owners ........86
         Item 13.    Certain Relationships and Related Transactions..........87
         Item 14.    Principal Accountant Fees and Services..................89
PART IV
         Item 15.  Exhibits and Financial Statement Schedules................90

PART I

Item 1.   Business

Company Overview

ATA Holdings Corp. (the "Company") owns ATA Airlines, Inc. ("ATA"), a major air carrier in the United States. The Company provides low-cost scheduled airline services and operates one of the largest (based on 2004 revenue) military/commercial air transport charter businesses in the United States. The Company was incorporated in Indiana in 1984. As discussed in more detail below, on October 26, 2004 (the "Petition Date"), the Company and seven of its subsidiaries, including ATA (collectively the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the "Bankruptcy Court").

Since the Filing, the Company has been revising its business plans to provide the basis for a plan of reorganization to be proposed in the Chapter 11 cases of the Debtors. Key objectives incorporated in the revised business plans, which are continuing to be refined and changed in response to market conditions, include:

o    focusing on scheduled service from the  Chicago-Midway  Airport to maximize
     the  benefit  of  the  recently  established   codesharing  agreement  with
     Southwest Airlines Co. ("Southwest");

o maintaining and possibly expanding scheduled service to Hawaii, which also benefits from the codesharing agreement;

o maintaining ATA's position as a leading provider of military passenger charter services;

o "regauging" and reducing ATA's fleet of aircraft by at least one-third to improve efficiencies;

o    reducing operating costs, including management and other employee expenses;
     and

o    rejecting burdensome contracts to reduce associated costs.

The Company and ATA have taken a number of actions necessary to achieve these objectives, develop a viable plan of reorganization and emerge from the Chapter 11 cases. These actions include:

o assigning ATA's leasehold interest in six gates and a hangar facility at Chicago-Midway to Southwest for $40.0 million;

o establishing a codesharing agreement with Southwest for air transportation service to and from Chicago-Midway and other airports;

o obtaining from Southwest $47.0 million in debtor-in-possession financing, as well as a term financing commitment in the same amount to refinance this debtor-in-possession financing upon confirmation of a plan of reorganization acceptable to Southwest;

o    significantly  reducing  scheduled service from  Indianapolis,  Indiana,  a
     market  which  has   experienced   severe  and  on-going  price  and  route
     competition;

o reaching agreements with ATA's aircraft and aircraft engine lessors for the rejection of leases and return of non-economic aircraft and engines;

o changing executive management, including appointing a new Chief Executive Officer for ATA;

o temporarily amending collective bargaining agreements with the unions representing the flight attendants and cockpit crews to achieve significant cost savings, and continuing negotiations to obtain extension and enhancement of these savings; and

o obtaining an extension of the exclusive period in which the Debtors may file a plan of reorganization until May 24, 2005.

As a result, the discussion of the business and financial activities of the Company and its subsidiaries for 2004 and earlier periods in this report do not reflect the current business and financial activities of the Company and its subsidiaries or those that would be expected upon emergence of the Debtors from the Chapter 11 cases.

The following table summarizes the Company's revenue sources for the periods indicated:

                                                                     Year Ended December 31,
                                                 2004             2003           2002            2001           2000
                                             ------------   ------------   -----------       -----------   ----------
                                                                         (Dollars in Millions)
Scheduled Service                            $    1,099.9   $    1,085.4   $     886.6       $     820.7   $    753.3
                                             ------------   ------------   -----------       -----------   ----------

Military Charter                                    326.9          296.9         177.9             167.5        188.6
Commercial Charter                                   32.0           69.3         131.3             192.2        246.7
                                             ------------   ------------   -----------       -----------   ----------
     Total Charter                                  358.9          366.2         309.2             359.7        435.3
                                             ------------   ------------   -----------       -----------   ----------
Other                                                73.8           66.9          81.6              95.1        103.0
                                             ------------   ------------   -----------       -----------   ----------
     Total                                   $    1,532.6   $    1,518.5   $   1,277.4       $   1,275.5   $  1,291.6
                                             ============   ============   ===========       ===========   ==========

Percentage of Consolidated Revenues:
   Scheduled Service                                 71.8%          71.5%         69.4%             64.3%        58.3%
   Military Charter                                  21.3%          19.6%         13.9%             13.1%        14.6%
   Commercial Charter                                 2.1%           4.6%         10.3%             15.1%        19.1%

Scheduled Service
ATA provides  scheduled airline services to major metropolitan markets, primarily from the Chicago-Midway Airport and the Indianapolis International Airport. ATA also provides scheduled service to Hawaii and other exotic leisure destinations. In addition, beginning February 4, 2005, ATA offers its customers additional destinations in the United States through a new codeshare agreement with Southwest. ATA announced significant route reductions from Indianapolis International Airport in early 2005, most of which reductions of service are effective as of April 11, 2005, in response to the competitive pricing environment at that airport.

Approximately 64.8% of the Company's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in 2004, as compared to 67.1% in 2003. The Hawaiian market generated approximately 14.9% of total scheduled service capacity in 2004, as compared to 12.9% in 2003. Another 14.7% of total scheduled service capacity was generated in the Indianapolis market in 2004, as compared to 13.3% in 2003.

Included in ATA's jet scheduled service are bulk-seat sales agreements with tour operators. Under these arrangements, a tour operator purchases a large portion of the seats on an aircraft and assumes responsibility for distribution of those seats. Under bulk-seat sales arrangements, ATA is obligated to provide transportation to the tour operators' customers even in the event of non-payment to ATA by tour operators. To reduce its credit exposure under these arrangements, ATA requires a letter of credit or prepayment of a portion of the contract price.

Military/Government Charter Service
ATA has provided passenger airline services to the U.S. military since 1983 and is currently one of the largest commercial airline providers of these services. The Company believes that, because these operations are generally less seasonal than scheduled service and the military contract provides full reimbursement for actual fuel expenses, they have a stabilizing impact on ATA's operating margins. The U.S. Government awards one-year contracts for its military charter business and pre-negotiates contract prices for each type of aircraft that a carrier makes available. Each contract year extends from October 1 through September 30. ATA primarily uses its fleet of four Lockheed L-1011-500 aircraft and one Lockheed L-1011-100 aircraft to support this military business. These aircraft have a range and seating configuration preferred by the military. ATA also uses several Boeing 757 aircraft in its military charter services. In the event that ATA retires the L1011-500 fleet, it will need to obtain suitable replacement aircraft to fully satisfy the requirements of the military. The allocation of U.S. military air transportation contracts is based upon the number and type of aircraft a carrier makes available for use to the military, among other factors.

ATA is subject to biennial inspections by the U.S. Department of Defense as a condition of retaining its eligibility to perform military charter flights. The last such inspection was successfully completed in November 2003.

Commercial Charter Service
ATA provides commercial passenger charter airline services, primarily through U.S. tour operators. Under these contracts for seat sales, fuel cost increases over the agreed upon target price in the contract are passed on the to the tour operator. Other scheduled carriers compete with ATA's commercial charter operations by wholesaling discounted seats on scheduled flights to tour operators, promoting packaged tours to travel agents for sale to retail customers and selling discounted, airfare-only products to the public.

Commercial charter revenue has declined significantly since 2000, primarily due to the retirement of certain Lockheed L-1011 and Boeing 727-200 aircraft that ATA had traditionally used in commercial charter flying. ATA's Boeing 737-800 and 757-300 aircraft are economically disadvantaged when used in the lower-utilization charter business due to their higher fixed-ownership cost. In addition, decreases in general airline fare levels throughout the United States since 2000 have reduced the opportunity to profitably operate commercial charter flights.

The Chapter 11 Filing

Chapter 11 Reorganization. On the Petition Date, each of the Debtors filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

The Debtors continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of the Bankruptcy Procedure and applicable court orders. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

On October 29, 2004 the Bankruptcy Court entered an interim order which permits ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's secured term loan (the "ATSB Loan"), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the "ATSB"). The interim order has the effect of giving the ATSB Loan lenders a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral. This interim order has been extended for successive short periods, currently through April 7, 2005, and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each of the Debtor's cases. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay or the Bankruptcy Code otherwise provides.

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, prior to 60 days after the Petition Date, agree to perform all obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court.

The section 1110 deadline for the Debtors was December 26, 2004. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of March 25, 2005, with regards to the 76 leased aircraft, the Company has returned 22 of these aircraft and related engines to the lessor. The Company expects to return 28 additional aircraft and related engines to the lessor between March 31, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 aircraft and related engines. Finally, the Company has elected to cure existing defaults and is paying the contract rates required under the Bankruptcy Code with respect to 16 aircraft and related engines. The Company expects these changes in fleet to result in additional changes to amounts reported in the December 31, 2004 balance sheet associated with the aircraft, including prepaid aircraft rent, and to result in additional significant aircraft rejection charges in 2005.

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claims for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.

The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which have until April 24, 2005. A proof of claim arising from the rejection of an executory contract or lease must be filed no later than thirty days from the effective date of the authorized rejection.

The Bankruptcy Court extended the period during which the Debtors' have an exclusive right to file a plan of reorganization until May 24, 2005. There is no assurance that these exclusivity periods will be further extended by the Bankruptcy Court. If a Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for that Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in a Debtor if
(1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to develop reorganization plans for emergence from Chapter 11 in 2005, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results.

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization could result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The Southwest commitments for post-reorganization financing, equity investment in the Company and codesharing require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

DIP Financing Arrangements. On November 17, 2004, ATA obtained $15.5 million in debtor-in-possession financing from the Indiana Transportation Finance Authority ("ITFA"). ATA sold to the ITFA property consisting primarily of aircraft parts, free and clear of any liens. The ITFA leased the property to the Indianapolis Airport Authority, which in turn subleased the property to ATA. ATA terminated this financing, repurchased the assets, and paid interest to the ITFA on December 30, 2004.

On December 23, 2004, ATA and Southwest entered into a Secured Debtor-in-Possession Credit and Security Agreement (the "DIP Facility") that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7.0 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension (the "Chicago LOC"). The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum. Southwest will also receive an unused commitment fee of 1.0% per annum, paid monthly, for any amounts not drawn pursuant to the DIP Facility and a guaranty fee of 3.0% per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the agreement, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the months of January and February 2005. There is no assurance ATA will be able to comply with these financial covenants in March, 2005, or thereafter, or that Southwest will agree to further amendments to these covenants or to waive ATA's non-compliance. The DIP facility is guaranteed by the Company and its other subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) September 30, 2005, unless otherwise extended.

Asset Sale. On December 23, 2004, the Company and Southwest executed and closed a substantial portion of the transactions contemplated by an Asset Acquisition Agreement (the "Asset Acquisition Agreement") by which ATA agreed to assign to Southwest ATA's leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. Almost all of the funds were recorded as deferred gain on the Company's balance sheet and will be amortized over ATA's remaining lease term of eight years at Chicago-Midway. As of December 31, 2004, the assignment of the leasehold interest in the hangar facility and related assets had not been executed and closed, and the $6.0 million had not been received. It is expected to be received in the first half of 2005 concurrently with a delayed closing of the hanger lease assignment to Southwest.

The completion of the closing under the Asset Acquisition Agreement with Southwest triggered a requirement for ATA to pay AirTran Airways, Inc. a termination fee of $3.25 million related to an earlier agreement with respect to assets at Chicago Midway Airport.

For  further  information  on  the  Filing  and  Southwest   transactions,   see
"Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity Outlook."

Flight Operations and Aircraft Maintenance

Worldwide flight operations are planned and controlled by the Company's Flight Operations group based in Indianapolis, Indiana, which is staffed on a 24-hour basis, seven days a week. Logistical support necessary for extended operations away from ATA's fixed bases is coordinated through its global communications network. ATA has the ability to dispatch maintenance and operational personnel and equipment as necessary to support flight operations around the world.

ATA's Maintenance and Engineering Center is located at the Indianapolis International Airport. This facility is an FAA-certificated repair station and has the capability to perform routine and non-routine maintenance on ATA's aircraft. ATA also has a maintenance facility at Chicago-Midway Airport, which is used to provide line maintenance for the Boeing 757-200, Boeing 757-300 and Boeing 737-800 fleets. On December 23, 2004, the ATA agreed to assign its leasehold rights to this hangar facility and related assets to Southwest. The transaction is expected to close in the first half of 2005, at which time it is anticipated that ATA will sublease a bay of the hangar, or another hanger controlled by Southwest, from Southwest. ATA has entered into hourly engine maintenance agreements on these fleets, and the counterparties to these agreements perform the major overhauls and maintenance on these engines. ATA has approximately 750 employees supporting its aircraft maintenance operations and currently maintains 14 permanent maintenance facilities, including its Indianapolis and Chicago facilities.

Fuel Price Risk Management

Prices and availability of aviation fuel are subject to political, economic and market factors that are generally outside of the Company's control. Prices may be effected by many factors including: the impact of political instability and crude oil production; unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries; unpredicted increases in demand due to weather or the pace of economic growth; inventory levels of crude oil and other petroleum products; and the relative fluctuation between the U.S. dollar and other major currencies.

Although many air carriers enter into fixed price swaps, collar structures and other derivative contracts to reduce the exposure to changes in fuel prices, the Company's financial position has prevented ATA from hedging fuel prices in the past two years.

ATA had fuel reimbursement clauses and guarantees that applied to approximately 27.4%, 29.0%, and 29.4%, respectively, of consolidated revenues in 2004, 2003 and 2002.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation.

The U.S. Government has issued supplemental war-risk coverage to U.S. air carriers, including ATA, as a result of the reduction in coverage offered by the commercial market after the September 11 terrorist attacks, which will continue through August 31, 2005. It is anticipated that after August 31, 2005, a commercial product for war-risk coverage will become available, but ATA expects that it may incur significant additional costs for this coverage.

Employees

As of December 31, 2004, the Company had approximately 6,900 full-time and part-time employees, approximately 2,700 of whom were represented under collective bargaining agreements. On January 26, 2005, ATA announced plans to significantly reduce service out of Indianapolis. By April 11, 2005, ATA expects to have reduced the number of non-stop destinations out of Indianapolis from 19 to four. On February 7, 2005, the Company announced plans to sell or discontinue the Chicago Express Airlines ("Chicago Express") business unit, which employed approximately 600 people as of the date of the announcement. In the absence of a successful sale or a decision by the Company to extend operations beyond that date, Chicago Express's operations will cease on March 28, 2005. These actions will significantly reduce the number of people the Company employs.

ATA's flight attendants are represented by the Association of Flight Attendants ("AFA"). The current AFA collective bargaining agreement became subject to amendment in October 2004. ATA concluded an amendment to the AFA agreement on October 15, 2004. Under the amended AFA agreement, cabin crewmembers will reduce their base hourly pay rate effective October 15, 2004 by 10% through October 15, 2006, resulting in savings of approximately $11.6 million over the same time period. On October 15, 2006, ATA has agreed to return to non-amendable rates of pay for flight attendants who were employed on April 11, 2004.

ATA's cockpit crews are represented by the Air Line Pilots Association ("ALPA"). The current ALPA collective bargaining agreement will become subject to amendment  in June  2006.  During  the third  quarter  of 2004,  ATA  reached an agreement to amend its contract with its cockpit crewmembers. Under the amendment, crewmembers agreed to forego contractual rate increases that otherwise would have become effective July 1, 2004 and July 1, 2005, resulting in savings of approximately $26.0 million. The amendments include new contractual increases effective July 1, 2006 and July 1, 2007. Also, in February 2005, ATA signed a letter of agreement for the time period from January 31, 2005 through May 31, 2005. Under the period of the letter of agreement, the cockpit crewmembers agreed to an approximate 20% pay reduction, certain work rule changes and a 50% reduction in contributions to the Crewmember Money Purchase Plan. ATA expects the letter of agreement to reduce costs approximately by $12.0 million over the duration of the agreement.

ATA's flight dispatchers are represented by the Transport Workers Union ("TWU"). The current TWU collective bargaining agreement became subject to amendment in August 2004. ATA's ramp service agents elected to be represented by the International Association of Machinists ("IAM") in February 2001. On September 10, 2004, the ramp workers ratified a first collective bargaining agreement with ATA. In February 2002, ATA's aircraft mechanics elected to be represented by the Aircraft Mechanics Fraternal Association ("AMFA"). ATA began negotiations with the AMFA in October 2002, but no collective bargaining agreement has been finalized.

While ATA believes that relations with its employees remain good, any prolonged dispute with employees or work stoppages, whether or not represented by a union, could have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

The Aviation and Transportation Security Act ("Aviation Security Act") was signed into law in 2001, creating the Transportation Security Administration ("TSA") within the DOT and requiring substantially all aspects of civil aviation passenger security and screening to be placed under federal control in 2002. The cost of the provisions set forth in the Aviation Security Act are partially funded by a security fee of $2.50 per passenger enplanement, limited to $5 per one-way trip and $10 per round-trip. The Aviation Security Act is also funded by a separate security infrastructure fee assessed to each air carrier. The amount of the air carrier assessment is payable monthly and is equal to the amount each air carrier spent on aviation security in 2000.

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the DOT and FAA. The United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company's subsidiary, ATA Cargo, Inc. ("ATA Cargo"). Employee relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and employee unions arising under collective bargaining agreements. The Company is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws. Also, while ATA's aircraft are in foreign countries, they must comply with the requirements of similar authorities in those countries. The Commerce Department also regulates the export and re-export of the Company's U.S.-manufactured aircraft and equipment.

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

Based upon bilateral aviation agreements between the U.S. and other nations, and, in the absence of such agreements, comity and reciprocity principles, ATA, as a charter carrier, is generally not restricted as to the frequency of its flights to and from most foreign destinations. However, these agreements generally restrict the Company to the carriage of passengers and cargo on flights which either originate in the U.S. and terminate in a single foreign nation, or which originate in a single foreign nation and terminate in the U.S. The civil aeronautics authorities in the relevant countries must generally specifically approve proposals for any additional charter service. Approval of such requests is typically based on considerations of comity and reciprocity and cannot be guaranteed.

The Company believes it is in compliance with all requirements necessary to maintain in good standing its operating authorities granted by the DOT and its air carrier-operating certificates issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

Competition

The scheduled airline industry is highly competitive. Airlines compete to varying degrees with other air carriers and with other forms of transportation.

ATA competes with major airlines and low-cost competitors. Northwest Airlines has steadily increased operations at Indianapolis International Airport over the past year. In the past two years, the Company's profitability has been significantly eroded by competitive pricing and route pressures, unfavorable economic trends, and rising fuel and salary costs. These factors, combined with the front-loaded aircraft leases entered into by ATA prior to the terrorist attacks of September 11, 2001, left the Company with limited cash resources to weather the adverse conditions that have affected the industry in the recent past.

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

At the Company's aircraft maintenance facilities and the airports the Company serves, materials are used such as aircraft deicing fluids, fuel, oils and other materials that are regulated as hazardous under federal, state or local laws. The Company is required to maintain programs to protect the safety of the employees who use these materials and to manage and dispose of any wastes generated by the use of these materials in compliance with applicable laws. The Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States, such as the regulation of the discharge of aircraft emissions exhaust into the environment. The Company believes it has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke-emissions standards. In addition, noise generated by aircraft is subject to regulation by the FAA under the Airport Noise and Capacity Act of 1990 and its implementing regulations. As a result, the Company has been and may continue to be required to reduce its hours of operation at particular airports, to install noise abatement equipment on its aircraft or to change operational procedures during takeoff and landing. At the present time, the Company believes ATA's and Chicago Express's airline equipment and scheduled flights are in material compliance with these and other local noise abatement requirements, and the Company does not believe any such restrictions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Available Information

A copy of this annual report on Form 10-K, as well as other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge on the Company's website (www.ata.com) in the "Investor Relations" section as soon as reasonably practicable after such report has been filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

Aircraft Fleet

At December 31, 2004, ATA and Chicago Express were certified to operate a fleet of 82 aircraft. The following table summarizes the ownership characteristics of each aircraft type as of the end of 2004.


                      Owned(Encumbered-  Operating-Lease  Operating-Lease
                       Pledged on Debt)  (Fixed Buy-out)   (No Buy-out)   Total

Lockheed L-1011-100       -                 -                1                1

Lockheed L-1011-500       4                 -                -                4

Boeing 737-800            -                18               15               33

Boeing 757-200            -                14                1               15

Boeing 757-300            -                12                -               12

SAAB 340B                 2                15                -               17
                 --------------------------------------------------------------

           TOTAL          6                59               17               82
                 ==============================================================


The Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, prior to 60 days after the Petition Date, agree to perform all obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court.

The section 1110 deadline for the Debtors was December 26, 2004. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of March 25, 2005, with regards to the 76 leased aircraft, the Company has returned 22 of these aircraft and related engines to the lessor. The Company expects to return 28 additional aircraft and related engines to the lessor between March 31, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 aircraft and related engines. Finally, the Company has elected to cure existing defaults and is paying the contract rates required under the Bankruptcy Code with respect to 16 aircraft and related engines. The Company expects these changes in fleet to result in additional changes to amounts reported in the December 31, 2004 balance sheet associated with the aircraft, including prepaid aircraft rent, and to result in additional significant aircraft rejection charges in 2005.

ATA is in the process of "regauging" its fleet to meet with its evolving revised business plan. Prior to the Filing, ATA's fleet consisted of 65 jet aircraft of five types. ATA expects to reduce the overall size of the fleet by at least one-third by rejecting non-economic leases and obtaining new leases of more appropriately sized aircraft on more favorable economic terms.

Ground Properties

ATA leases three adjacent office buildings in Indianapolis consisting of approximately 136,000 square feet, under leases that expire in 2010. These buildings are located approximately one mile from the Indianapolis International Airport terminal and are used as principal business offices and for the Indianapolis reservations center.

ATA's Maintenance and Operations Center is located at the Indianapolis International Airport. This 150,000-square-foot facility was designed to meet the base maintenance needs of ATA's operations, as well as to provide support services for other maintenance locations. In addition, ATA utilizes a 120,000-square-foot office building, immediately adjacent to ATA's Indianapolis Maintenance and Engineering Center, which is occupied by its Maintenance and Engineering office staff along with a flight operations center.

ATA leases Hangar No. 2 at Chicago-Midway Airport. On December 23, 2004, ATA agreed to assign its leasehold rights in Hangar No. 2 to Southwest. The transaction is expected to close in the first half of 2005, at which time it is anticipated that ATA will sublease a bay of the hangar, or another hanger controlled by Southwest, from Southwest. This property is used to perform line maintenance on ATA's narrow-body fleets. ATA also leases an 18,700-square-foot reservation facility located near Chicago's O'Hare Airport.

ATA routinely leases various properties at airports for use by passenger service, flight operations and maintenance staffs.

Item 3.    Legal Proceedings

On the Petition Date, the Company and seven of its subsidiaries filed voluntary petitions for reorganization under Charter 11 of the Bankruptcy Code in Bankruptcy Court. As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on the Company's business.

David M. Wing, the Company's former Executive Vice President and Chief Financial Officer, filed a complaint against ATA with the United States Department of Labor (the "DOL"). The complaint resulted from a disagreement concerning the circumstances under which Mr. Wing left his employment with the Company on or about June 24, 2004. In order to settle the dispute, ATA entered into a Settlement Agreement on October 18, 2004 with Mr. Wing, pursuant to which Mr. Wing executed an employment contract with the Company and Mr. Wing resumed his former duties at his previous level of compensation. The employment contract required the Company to pay Mr. Wing a sign up bonus of $157,500. Mr. Wing subsequently resigned on December 21, 2004. On November 15, 2004, the DOL dismissed the complaint.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Stock, Related Stock Matters and Issuer Purchase of Securities

Until November 5, 2004, the Company's common stock was quoted on the NASDAQ National Market ("NASDAQ") under the symbol "ATAH." Following the Filing, on November 8, 2004, the Company's common stock began trading on the over the counter market under the symbol "ATAHQ.PK." As of December 31, 2004, there were approximately 305 shareholders of record. The Company cannot assure that an active trading market for the common stock will exist in the future.

                                   Market Prices of Common Stock
                                   Year Ended December 31, 2004
                                     (Amounts in dollars)

                   First Quarter       Second Quarter        Third Quarter       Fourth Quarter

High                   13.31                8.89                 6.00                 3.33

Low                     7.66                5.13                 1.89                 0.16

Close                   8.35                5.25                 2.44                 1.40

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

The value of the Company's common stock is highly speculative. Any plan of reorganization for the Company could result in holders of common stock receiving no distribution on account of their interests as shareholders and cancellation of the outstanding common stock. The arrangements with Southwest for post-reorganization financing, equity injection and codesharing require that all outstanding pre-petition equity of the Company be cancelled without any distributions under the plan to the holders of that equity. The Company presently intends to seek confirmation of a plan of reorganization which satisfies the requirements of Southwest respecting the cancellation of the existing equity of the Company. Accordingly, the Company urges that caution be exercised with respect to any existing or future investments in the Company common stock.

The Company does not expect to hold an annual meeting of shareholders prior to the confirmation of a plan of reorganization.

The Company has issued and sold 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price and liquidation amount of $100,000 per share and the Company issued and sold 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price and liquidation amount of $100,000 per share. The issuance and sale of the Series A and Series B Preferred was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, which applies to private offerings of securities. Any plan of reorganization for the Company could result in the holders of the Series B Preferred and the Series A Preferred receiving no distribution on account of their interests as holders of this preferred stock, and cancellation of the Series B Preferred and Series A

Preferred which is outstanding. The arrangements with Southwest for post-reorganization financing, equity injection and codesharing require that all outstanding Series B Preferred and Series A Preferred be cancelled without any distributions under the plan to the holders of such preferred stock. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

See Item 12 for Equity Compensation Plan information.


Item 6.   Selected Consolidated Financial Data

The selected consolidated financial data in this table have been derived from the consolidated financial statements of the Company for the respective periods presented. The data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

                                                          Five-Year Summary
                                                       Year Ended December 31,


(Dollars in thousands, except per share data)                   2004             2003           2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:

Operating revenues                                         $   1,532,571   $  1,518,533   $  1,277,370  $  1,275,484  $  1,291,553
Operating expenses (1)                                         1,632,734      1,440,992      1,437,407     1,367,354     1,288,983
Operating income (loss) (1)                                     (100,163)        77,541       (160,037)      (91,870)        2,570
Reorganization expenses (2)                                     (638,479)             -              -             -             -
Income (loss) before taxes                                      (815,729)        21,745       (194,214)     (116,067)      (19,931)
Net income (loss) available to common shareholders (3)          (816,854)        15,792       (174,984)      (81,885)      (15,699)
Net income (loss) per share - basic                               (69.09)          1.34         (14.94)        (7.14)        (1.31)
Net income (loss) per share - diluted                             (69.09)          1.27         (14.94)        (7.14)        (1.31)

Balance Sheet Data (at end of period):
Property and equipment, net                                $     182,759   $    253,482   $    265,627  $    314,943  $    522,119
Total assets                                                     651,065        869,987        848,136     1,002,962     1,032,430
Total debt                                                        41,000        494,696        509,428       497,592       457,949
Liabilities Subject to Compromise (5)                          1,249,676              -              -             -             -
Mandatorily Redeemable preferred stock (4)                             -         56,330         52,110        50,000        50,000
Convertible redeemable preferred stock, subject to compromise     30,000         32,907         30,375        30,000        30,000
Shareholders' equity (deficit)                                  (920,556)      (104,007)      (120,009)       44,132       124,654

Selected Consolidated Operating Statistics (Unaudited):
Revenue passengers carried (thousands)                            11,653.4       11,226.9       10,046.7       8,635.2       8,006.1
Revenue passenger miles (millions)                                14,678.5       14,358.7       12,384.2      11,675.7      11,816.8
Available seat miles (millions)                                   21,242.0       21,125.9       17,600.0      16,187.7      16,390.1
Passenger load factor                                                69.1%          68.0%          70.4%         72.1%         72.1%

(1) Operating results for the years ended December 31, 2004, 2003 and 2002 include the following items:

                                            2004          2003           2002
                                      -----------------------------------------

Aircraft impairments and retirements  $   (7,887)  $    (5,288)   $     (66,787)
U.S. Government grants                         -        37,156          (16,221)
Goodwill impairments                           -             -           (6,893)
                                      -----------------------------------------
Total - income (loss)                 $   (7,887)  $    31,868    $     (89,901)
                                      ==========================================

(2) The accompanying consolidated financial statements, for the period ended December 31, 2004, of the Company have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7) and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Reorganization expenses identify those costs that are not in the ordinary course of business and include aircraft lease rejection charges, impairments and professional fees related to the Filing. See "Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing" for more information.

(3) Preferred stock dividends of $1.1 million, $4.6 million, and $5.7 million were recorded in 2004, 2003 and 2002, respectively. No common stock dividends were paid in any period presented.

(4) Mandatorily redeemable preferred stock of $50.0 million was outstanding as of December 31, 2004 and was classified on the balance sheet as a liability subject to compromise.

(5) Liabilities subject to Compromise refers to liabilities that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. These amounts result from known or potential claims to be resolved through the Chapter 11 process and such claims remain subject to future adjustments. See "Notes to Consolidated Financial
     Statements - Note 5 - Liabilities Subject to Compromise" for more information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 26, 2004, the Company, and seven of its subsidiaries including ATA and Chicago Express, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. In connection with the Filing, the Debtors are developing plans of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations. See "Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing."

The Company, through its principal subsidiary ATA, provides scheduled airline services to leisure, business, and other value-oriented travelers, and is a leading provider of charter services to the U.S. military. The Company, through its principal subsidiary, ATA, has been operating for 33 years and is a major U.S. airline.

For the year ended December 31, 2004, the Company recorded an operating loss of $100.2 million, as compared to an operating income of $77.5 million in the same period of 2003. For the year ended December 31, 2004, the Company had a net loss available to common shareholders of $816.9 million, as compared to a net income available to common shareholders of $15.8 million in 2003. The net income recorded in 2003 includes $37.2 million received in U.S. Government funds, which was recorded as a reduction in operating expenses. The net loss in 2004 includes $638.5 million of expenses related to the Company's reorganization in Chapter 11 and a non-cash charge of $27.3 related to the Company's bond exchange in the first quarter of 2004.

Consolidated revenue per available seat mile ("RASM") increased to 7.21 cents for the year ended December 31, 2004, as compared to 7.19 cents in 2003. However, the Company's scheduled service RASM decreased to 6.30 cents in 2004, from 6.49 cents in 2003, due to increased industry capacity in the markets the Company serves and competitive pricing by several airlines. Consolidated cost per available seat mile ("CASM") increased to 7.68 cents for the year ended December 31, 2004, as compared to 6.82 cents in 2003. The 2003 CASM reflects the benefit from the receipt of $37.2 million, or 0.18 cents, in U.S. Government funds received in the second quarter of 2003. The 2004 CASM was adversely impacted by a 30.6% increase in the price of fuel, as compared to 2003. In addition, the Company experienced higher maintenance costs in 2004 as a result of contractual rate increases in the hourly engine maintenance agreements for the Company's jets.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses the Company's consolidated financial statements. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies used in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Revenue Recognition. Revenue derived from ticket sales is recognized at the time service is provided. Passenger ticket sales are initially recorded as air traffic liability. Tickets that are sold but not flown on the scheduled travel date can be exchanged and reused for another flight, up to a year from the date of sale, or can be refunded if the ticket is sold under a refundable tariff. A small percentage of tickets (or partially used tickets) expire unused. The majority of the Company's tickets sold are nonrefundable in cash, which is the primary source of forfeited tickets. The Company records estimates of earned revenue in the period tickets are originally sold, for a percentage of those sales which are expected to expire unused over the period of ticket validity. These estimates are based upon historical experience over many years, with particular emphasis given to expiration experience in more recent years. The Company has consistently applied this accounting method to estimate revenue from future unused and expired tickets.

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

Impairments of Long-Lived Assets. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which superseded FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"). The Company continues to account for aircraft and related assets that were impaired prior to January 1, 2002, and classified as held for sale, including the investment in BATA Leasing, LLC ("BATA") under the provisions of FAS 121, which is required by FAS 144. Both FAS 144 and FAS 121 require that, whenever events and circumstances indicate that the Company may not be able to recover the net book value of its productive assets, the undiscounted estimated future cash flows from the expected use of those assets must be compared to their net book value to determine if impairment is indicated. FAS 144 and FAS 121 require that assets deemed impaired be written down to their estimated fair value through a charge to earnings. FAS 144 and FAS 121 state that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information.

The Company had been performing impairment reviews in accordance with FAS 121 on the Boeing 727-200 fleet since the end of 2000, and the fleet initially became impaired under FAS 121 subsequent to the terrorist attacks of September 11, 2001. In accordance with FAS 121 and FAS 144, the Company continues to monitor the current value of these previously impaired assets. The Company has used both discounted cash flows and quoted market prices to estimate the fair value of the Boeing 727-200 fleet.

Beginning in 2002, the Company has performed impairment analyses on the Lockheed L-1011-500 fleet and related assets in accordance with FAS 144 based on a common fleet retirement date of December 2010. In the fourth quarter of 2004, due to the Company's financial position, cash constraints and related limitations imposed by the Chapter 11 initiated in the fourth quarter of 2004, the Company determined the likelihood of expending the funds to perform heavy checks on the airframes when they become due in 2005 through 2007 is remote. Therefore, the Company changed its retirement assumptions in its impairment analysis performed in the fourth quarter of 2004 and determined that this fleet was impaired. The Company used discounted cash flow analysis to estimate the fair value of this fleet.

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

Goodwill Accounting. Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, under which goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. A FAS 142 impairment review involves a two-step process. Step one compares the fair value of a reporting unit (determined through market quotes or the present value of estimated future cash flows) with its carrying amount (assets less liabilities, including goodwill). If the estimated fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is then performed, which compares the implied fair value of the reporting unit's goodwill (determined in accordance with purchase accounting) with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If an impairment loss is recognized, the adjusted carrying amount of the goodwill becomes the new accounting basis for future impairment tests.

FAS 142 requires companies to perform annual goodwill impairment reviews. The annual impairment tests are required to be completed in the same fiscal quarter each year. The Company performed its annual tests in the fourth quarter of both 2003 and 2004. As of January 1, 2003, the Company's goodwill related to the ATA Leisure Corp. ("ATALC") brands outsourced to Mark Travel Corporation ("MTC"), Chicago Express and ATA Cargo. The Company determined that all of the goodwill related to the MTC reporting unit was impaired in 2004, mainly due to changes in its route structure and operations. The goodwill related to Chicago Express and ATA Cargo remained unimpaired as of December 31, 2004 and 2003. See "Notes to Consolidated Financial Statements - Note 19 - Subsequent Events" for further information on Chicago Express.

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

Aircraft Lease Rejection Charges. During the period each of the Debtors operates under Chapter 11 Bankruptcy protection, such Debtor has the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the rejecting Debtor of performing its future obligations under such lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the Debtor's estate for such damages. The aircraft leases and aircraft engine leases rejection charges are non-cash charges which are comprised of the Company's estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft that the Company has rejected, committed to return dates with the lessor or intended to reject as part of the Company's business plan as of December 31, 2004. The amount includes the Company's estimate of claims, which are based upon provisions contained in the original leases among other things, resulting from the rejection or return of the aircraft as part of the bankruptcy process. The estimate that the Company recorded is subject to material adjustments as the Debtors proceed through the bankruptcy process.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile.

                                                                        Cents per ASM
                                                                   Year Ended December 31,
                                                       ----------------------------------------------

                                                          2004              2003              2002
                                                       ----------        ----------        ----------
Consolidated operating revenues                           7.21              7.19              7.26

Consolidated operating expenses:
    Salaries, wages and benefits                          1.99              1.89              2.02
    Fuel and oil                                          1.73              1.31              1.17
    Aircraft rentals                                      1.14              1.07              1.08
    Handling, landing and navigation fees                 0.56              0.54              0.63
    Aircraft maintenance, materials and repairs           0.35              0.22              0.30
    Crew and other employee travel                        0.27              0.30              0.31
    Depreciation and amortization                         0.24              0.27              0.44
    Other selling expenses                                0.24              0.24              0.25
    Passenger service                                     0.20              0.19              0.22
    Advertising                                           0.16              0.18              0.23
    Facilities and other rentals                          0.13              0.11              0.13
    Commissions                                           0.12              0.11              0.13
    Insurance                                             0.12              0.14              0.19
    Ground package cost                                   0.06              0.06              0.16
    Aircraft impairments and retirements                  0.04              0.03              0.38
    Goodwill impairment                                     -                 -               0.04
    U.S. Government grants                                  -              (0.18)             0.09
    Other                                                 0.33              0.34              0.40
                                                       ----------        ----------        ----------
Total consolidated operating expenses                     7.68              6.82              8.17
                                                       ----------        ----------        ----------
Consolidated operating income (loss)                     (0.47)             0.37             (0.91)
                                                       ==========        ==========        ==========
ASMs (in thousands)                                    21,242,000        21,125,905        17,599,968


Year Ended December 31, 2004, Versus Year Ended December 31, 2003

Consolidated Flight Operations and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for "Jet" operations include the consolidated operations of Lockheed L-1011, Boeing 737-800, Boeing 757-200 and Boeing 757-300 aircraft in all of the Company's business units. Data shown for "SAAB" operations include the operations of SAAB 340B propeller aircraft by Chicago Express as the ATA Connection.

                                          Twelve Months Ended December 31,

                                   -----------------------------------------------------------
                                       2004           2003         Inc (Dec)       % Inc (Dec)
                                   -----------------------------------------------------------
Departures Jet                          84,768         79,790         4,978           6.24
Departures SAAB                         53,096         52,071         1,025           1.97
                                    ----------     ----------     ----------        -------
   Total Departures                    137,864        131,861         6,003           4.55
                                    ----------     ----------     ----------        -------

Block Hours Jet                        257,959        246,951        11,008           4.46
Block Hours SAAB                        51,310         51,256            54           0.11
                                    ----------     ----------     ----------        -------
    Total Block Hours                  309,269        298,207        11,062           3.71
                                    ----------     ----------     ----------        -------

RPMs Jet (000s)                     14,489,926     14,166,987       322,939           2.28
RPMs SAAB (000s)                       188,549        191,712        (3,163)         (1.65)
                                    ----------     ----------     ----------        -------
    Total RPMs (000s) (a)           14,678,475     14,358,699       319,776           2.23
                                    ----------     ----------     ----------        -------
ASMs Jet (000s)                     20,939,030     20,815,681       123,349           0.59
ASMs SAAB (000s)                       302,970        310,224        (7,254)         (2.34)
                                    ----------     ----------     ----------         ------
    Total ASMs (000s) (b)           21,242,000     21,125,905       116,095           0.55
                                    ----------     ----------     ----------        -------
Load Factor Jet                        69.20          68.06          1.14             1.67
Load Factor SAAB                       62.23          61.80          0.43             0.70
                                    ----------     ----------     ----------         ------
    Total Load Factor (c)              69.10          67.97          1.13             1.66
                                    ----------     ----------     ----------        -------
Passengers Enplaned Jet             10,547,275     10,138,487       408,788           4.03
Passengers Enplaned SAAB             1,106,110      1,088,388        17,722           1.63
                                    ----------     ----------     ----------         ------
     Total Passengers Enplaned (d)  11,653,385     11,226,875       426,510           3.80
                                    ----------     ----------     ----------        -------
Revenue $ (000s)                     1,532,571      1,518,533       14,038            0.92
RASM in cents (e)                       7.21           7.19          0.02             0.28
CASM in cents (f)                       7.68           6.82          0.86            12.61
Yield in cents (g)                     10.44          10.58         (0.14)           (1.32)

Average Aircraft in Service
Lockheed  L-1011                        5.67           7.63         (1.96)          (25.69)
Boeing 737-800                         32.63          30.68          1.95             6.36
Boeing 757-200                         15.21          15.17          0.04             0.26
Boeing 757-300                         12.00          10.94          1.06             9.69
SAAB 340B                              16.10          16.10            -                -

Average Block Hours Flown per day

Lockheed  L-1011                        8.52           7.73          0.79            10.22
Boeing 737-800                         10.85          10.60          0.25             2.36
Boeing 757-200                         11.66          11.55          0.11             0.95
Boeing 757-300                         10.60          10.98         (0.38)           (3.46)
SAAB 340B                               8.73           8.72          0.01             0.11

See footnotes (a) through (g) on page 24.

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

Operating Revenues

Total operating revenues in 2004 increased 0.9% to $1.533 billion, as compared to $1.519 billion in 2003. This increase was due to a $14.5 million increase in scheduled service revenue, a $30.0 million increase in military/government charter revenues and a $6.6 million increase in other revenues, partially offset by a $37.3 million decrease in commercial charter revenues.

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, military/government charter and commercial charter operations of the Company.

                                                          Twelve Months Ended December 31,
                                          _____________________________________________________________
                                              2004             2003         Inc (Dec)       % Inc (Dec)
                                          _____________________________________________________________
Scheduled Service
   Departures                                130,338           122,628          7,710           6.29
   Block Hours                               276,287           258,021         18,266           7.08
   RPMs (000s)  (a)                       12,728,760        12,079,272        649,488           5.38
   ASMs  (000s)  (b)                      17,450,098        16,735,500        714,598           4.27
   Load Factor  (c)                            72.94             72.18           0.76           1.05
   Passengers Enplaned (d)                11,190,961        10,464,348        726,613           6.94
   Revenue $ (000s)                        1,099,944         1,085,420         14,524           1.34
   RASM in cents  (e)                           6.30              6.49          (0.19)         (2.93)
   Yield in cents  (g)                          8.64              8.99          (0.35)         (3.89)
   Revenue per segment $  (h)                  98.29            103.73          (5.44)         (5.24)

Military/Government Charter
   Departures                                  5,993             5,721            272           4.75
   Block Hours                                27,844            27,689            155           0.56
   ASMs  (000s)  (b)                       3,379,282         3,426,275        (46,993)         (1.37)
   Revenue $ (000s)                          326,897           296,893         30,004          10.11
   RASM in cents  (e)                           9.67              8.67           1.00          11.53
   RASM excluding fuel escalation  (j)          9.25              8.56           0.69           8.06

Commercial Charter
   Departures                                  1,373             3,473         (2,100)        (60.47)
   Block Hours                                 4,676            12,368         (7,692)        (62.19)
   ASMs  (000s)  (b)                         376,265           949,375       (573,110)        (60.37)
   Revenue $ (000s)                           31,973            69,314        (37,341)        (53.87)
   RASM in cents  (e)                           8.50              7.30           1.20          16.44
   RASM excluding fuel escalation  (i)          8.36              6.97           1.39          19.94

Percentage of Consolidated Revenues:
   Scheduled Service                            71.8%             71.5%           0.3%          0.42
   Military Charter                             21.3%             19.6%           1.7%          8.67
   Commercial Charter                            2.1%              4.6%         (2.5)%       (54.35)



See footnotes (a) through (g) on page 24.

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

Scheduled Service Revenues. Scheduled service revenues in 2004 increased 1.4% to $1.100 billion from $1.085 billion in 2003. For the year ended December 31, 2004, unit revenues decreased 2.9% and yields decreased 3.9% on 4.3% more capacity, as compared to the year ended December 31, 2003. During 2004, ATA experienced significant pressure from a competitive pricing environment, including extraordinary discounting by several airlines in many of the scheduled service markets ATA serves. The primary reason for the competitive pricing environment has been the industry's added capacity, which especially impacted ATA's transcontinental and other east-west markets in early 2004. As a result, ATA cancelled some of its east-west routes beginning in March and April 2004 while continuing to review its other scheduled service markets. ATA announced additional route changes in late 2004 and early 2005 in response to the competitive pricing environment, which include a significant reduction in the number of flights serving the Indianapolis market.

Military/Government Charter Revenues. Military/government charter revenue increased 10.1% to $326.9 million in 2004 from $296.9 million in 2003. The increase in revenue in 2004, as compared to 2003, was mainly due to an increase in fuel escalation revenues earned from contractual fuel price guarantees and a change in the mix of aircraft flying, as narrow body aircraft replaced the retired wide body aircraft.

Commercial Charter Revenues. Commercial charter revenues decreased 53.8% to $32.0 million in 2004 from $69.3 million in 2003. The majority of the decline in commercial charter revenues continues to reflect the retirement of certain Lockheed L-1011 aircraft that ATA has traditionally used in commercial charter flying. Since aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, ATA's replacement fleets of new Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business because of their higher fixed-ownership cost.

Ground Package Revenues. The Company earns ground package revenues through the sale of hotel, car rental and cruise accommodations in conjunction with the Company's air transportation product. Currently, the Company markets these ground packages through its subsidiary, Ambassadair Travel Club ("Ambassadair"). In 2004, ground package revenues increased 1.4% to $14.9 million, from $14.7 million in 2003.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with operations of the Company, such as cancellation and miscellaneous service fees and cargo revenue. Other revenues increased 12.6% to $58.8 million in 2004 from $52.2 million in 2003.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense increased 5.7% to $422.4 million in 2004 from $399.6 million in 2003.

The increase in salaries, wages and benefits in 2004, as compared to 2003, is partially due to the Company incurring higher costs for employee medical and workers' compensation benefits. In addition, the Company employed additional crewmembers and other operational employees in 2004 to handle its increased scheduled service capacity, as compared to 2003. Also, on July 1, 2003, ATA's cockpit crewmembers received contractual rate increases.

During the third quarter of 2004, ATA reached an agreement to amend its contract with its cockpit crewmembers represented by ALPA. Under the amendments, crewmembers agreed to forego contractual rate increases that otherwise would have become effective July 1, 2004 and July 1, 2005 resulting in savings of approximately $26.0 million. The amendments include new contractual increases effective July 1, 2006 and July 1, 2007. Also, in February 2005, ATA signed a letter of agreement for the time period from January 31, 2005 through May 31, 2005. Under the agreement during this period, the cockpit crewmembers agreed to an approximate 20% pay reduction, certain work rule changes and a 50% reduction in contributions to the Cockpit Member Pension Plan. The Company expects the agreement to reduce costs approximately $12.0 million over the duration of the agreement.

ATA also concluded an amendment to its agreement with cabin crewmembers represented by AFA on October 15, 2004. Under terms of the amended agreement, cabin crewmembers will reduce their base hourly pay rate effective October 15, 2004 by 10% through October 15, 2006, resulting in savings of approximately $11.5 million over the same time period. On October 15, 2006, non-amendable rates of pay return to the rates in force on April 11, 2004.

Fuel and Oil. Fuel and oil expense increased 33.4% to $368.3 million in 2004, as compared to $276.1 million in 2003. During 2004, the average cost per gallon of jet fuel consumed increased by 30.6% compared to 2003, resulting in an increase in fuel and oil expense of approximately $84.6 million between those periods. The Company also benefits from fuel reimbursement clauses and guarantees in its bulk scheduled service, commercial charter and military/government contracts, but the benefit of these price guarantees is accounted for as revenue when realized.

Aircraft Rentals. The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash payments in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit is derived from use of the aircraft. Although the Company restructured many of its operating leases in January 2004, the amount of the cash payments in excess of the aircraft rent expense in these early years generated a significant prepaid aircraft rent amount on the Company's balance sheet. Aircraft rentals expense in 2004 increased 7.1% to $242.6 million from $226.6 million in 2003. These increases were mainly attributable to the delivery of two leased Boeing 737-800s and three leased Boeing 757-300s between mid-2003 and December 2004.

Handling, Landing and Navigation Fees. Handling and landing fees include the costs incurred by the Company at airports to land and service its aircraft and to handle passenger check-in, security, cargo and baggage where the Company elects to use third-party contract services in lieu of its own employees. Where the Company uses its own employees to perform ground handling functions, the resulting cost appears within salaries, wages and benefits. Air navigation fees are incurred when the Company's aircraft fly through certain foreign airspace.

Handling, landing and navigation fees increased by 5.4% to $120.0 million in 2004, as compared to $113.8 million in 2003. This increase was due to a 4.6% increase in system-wide jet departures, as compared to 2003, which resulted in an increase in handling and landing fees of $9.3 million. The Company also incurred an increase in security costs of $3.3 million in 2004, as compared to 2003, partially due to the temporary suspension of the aviation security fee during part of 2003. The Company experienced a decrease in the cost of handling per departure due to negotiation of favorable terms in new contracts, resulting in decreased expenditures of $7.3 million in 2004, as compared to 2003.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200, Boeing 757-300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense increased 64.1% to $75.0 million in 2004, as compared to $45.7 million in 2003, primarily due to contractual rate increases in the jet aircraft hourly maintenance agreements.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 10.3% to $57.5 million in 2004, as compared to $64.1 million in 2003.

The Company was able to realize a reduction in crew and other employee travel expense in 2004, as compared to 2003, due to efficiencies gained from flying a significant amount of military flights on similar routings. Also, the number of incremental new aircraft in 2003 resulted in training costs for crew, cabin and other personnel, which was not repeated in 2004 due to fewer deliveries of new aircraft. In addition, the Company realized a reduction in per diem costs in 2004, as compared to 2003, as a result of contract amendments entered into in 2004 with the cockpit and cabin crewmembers.

Depreciation and Amortization. Depreciation and amortization expense decreased 8.3% to $52.0 million in 2004, as compared to $56.7 million in 2003, primarily due to the retirement of five L-1011-50 and 100 aircraft from revenue service in 2003 and 2004 collectively. These retirements resulted in $5.7 million less in depreciation in 2004, as compared to 2003.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses increased 2.4% to $51.4 million in 2004, as compared to $50.2 million in 2003, primarily due to increased credit card and CRS fees associated with scheduled services passengers.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For 2004 and 2003, catering represented 84.0% and 82.4%, respectively, of total passenger service expense.

The total cost of passenger service increased 4.6% to $42.9 million in 2004, as compared to $41.0 million in 2003, primarily due to an increase in scheduled service passengers enplaned, and the increase in military/government flying between years, as that flying requires a more expensive catering product.

Advertising. Advertising expense decreased 11.6% to $33.5 million in 2004, as compared to $37.9 million in 2003. The Company incurs advertising costs primarily to support single-seat scheduled service sales. The decrease in costs between years is primarily due to the Company reducing its marketing efforts after its Chapter 11 filing.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 12.0% to $27.1 million in 2004, as compared to $24.2 million in 2003. The Company experienced cost increases at certain locations due to increased frequency to those destinations and normal contractual rate increases.

Commissions. The Company incurs commission expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 17.0% to $26.2 million in 2004, as compared to $22.4 million in 2003.

The Company experienced an increase of $5.5 million in military/government commissions in 2004, as compared to 2003, due to both increased revenues in 2004 and the deactivation of the Civil Reserve Air Fleet ("CRAF") in June 2003, as certain of the CRAF flights flown in 2003 were exempt from commissions. Substantially all military flights in 2004 were commissionable. The Company experienced a decrease in scheduled service commissions of $1.7 million in 2004, as compared to 2003, due to the increasing share of non-commissionable ticket purchases made on the Company's own website, as compared to the share of commissionable sales made through travel agents.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance decreased 18.5% to $24.6 million in 2004, as compared to $30.2 million in 2003. The decrease is mainly attributable to the U.S. Government providing increased war-risk coverage in 2004, which was provided at higher rates by the commercial insurance markets in 2003. The U.S. Government currently plans to provide this insurance through August 2005, at which time the Company may experience a rate increase with a commercial provider.

Ground Package Cost. Ground package cost is incurred by the Company through hotels, car rental companies, cruise lines and similar vendors who provide ground and cruise accommodations to Ambassadair customers. Ground package cost increased 3.3% to $12.5 million in 2004, as compared to $12.1 million in 2003 consistent with ground package revenue.

Aircraft Impairments and Retirements. The Company began performing impairment reviews on its 727-200 fleet in 2000 and the fleet became impaired under FAS 121 in 2001, subsequent to the terrorist attacks of September 11. In accordance with FAS 121, the Company continues to monitor current fair market values of previously impaired assets. In 2004, the Company recorded an additional asset impairment charge of $7.9 million against its remaining net book value of Boeing 727-200 aircraft (recorded as an investment in the BATA joint venture) and related  assets,  as compared  to $5.3  million  recorded  in 2003.  The current estimate of this fleet's fair market value is based on discounted cash flow analysis. The carrying amount of approximately $685,000 related to assets of this fleet is classified as long-term assets held for sale and appears in the deposits and other assets line of the accompanying balance sheet. See "Reorganization Expenses" for discussion of the L1011-500 impairments.

U.S Government Grants. In 2003, the U.S. Government enacted the Emergency Wartime Supplemental Appropriations Act ("Supplemental Act"), which made available $2.3 billion in reimbursement to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to the September 11, 2001 terrorist attacks. Pursuant to this legislation, the Company received $37.2 million in cash in May 2003, which was recorded as a credit to operating expenses. The Company does not expect to receive any further material compensatory funds from the U.S. Government, and did not receive such reimbursements in 2004.

Other Operating Expenses. Other operating expenses decreased 4.6% to $69.0 million in 2004, as compared to $72.3 million in 2003, attributable to various changes in other expenses comprising this line item, none of which were individually significant.

Interest Income and Expense. Interest expense in 2004 decreased to $51.1 million, as compared to $56.3 million in 2003. In accordance with SOP 90-7, following its Chapter 11 filing, the Company did not record interest expense with respect to unsecured debt or secured debt in which the collateral value is less than the principal amount of the debt.

Loss on Extinguishment of Debt. On January 30, 2004, the Company completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its $175 million 10 1/2% Senior Notes due August in 2004 ("2004 Notes") and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its $125 million 9 5/8% Senior Notes due in December 2005 ("2005 Notes" and, together with the 2004 Notes, "Existing Notes"). The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in accordance with FASB Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for Modification of Exchange of Debt Terms ("EITF 96-19"). The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during he exchange offers.

Reorganization Expenses. In accordance with SOP 90-7, the Company's revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statement of operations.

For the year ended  December 31, 2004,  the Company had recognized the following
reorganization   expenses  in  the  consolidated  statement  of  operations  (in thousands):




Aircraft lease rejection charges                              $      568,317
Aircraft impairment                                                   44,499
Professional fees                                                      8,747
Goodwill impairment                                                    6,399
Other                                                                 10,517
                                                              --------------
                                                              $      638,479
                                                              ==============


The aircraft leases and aircraft engine leases rejection charges are non-cash charges which are comprised of the Company's estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft leases and aircraft engine leases that the Company has rejected, committed to return dates with the lessor or intended to reject as part of the Company's business plan as of December 31, 2004. The estimate that the Company recorded is subject to material adjustments as the Debtors proceed through the bankruptcy process.

The aircraft impairment charge relates to the Company's L1011-500 fleet. In 2003, the Company began evaluating this fleet and related parts and inventory for impairment under FAS 144 assuming a common fleet retirement date of December 2010 and the fleet remained unimpaired through 2003. In 2004, given the Company's financial position, cash constraints and related limitations imposed by the Chapter 11 filing initiated in the fourth quarter of 2004, the Company determined the likelihood of expending the funds to perform heavy checks on the airframes when they become due in late 2005 through mid 2007 is remote. Therefore, the Company evaluated the fleet and related parts and inventory for impairment assuming the aircraft would be retired at the date of their next required airframe heavy check. This evaluation indicated that the aircraft were impaired and the Company recorded a related impairment charge of $44.5 million in the fourth quarter of 2004. The Company estimates this fleet's fair market value using discounted cash flow analysis. In accordance with SOP 90-7, because the 2004 impairment charge was directly related to the Company's reorganization under Chapter 11, the charge was recorded as a reorganization expense on the Company's statement of operations. The carrying amount of these assets is classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheets, as the Company is still flying these aircraft. The assets are being depreciated in accordance with the planned fleet retirement schedule.

The goodwill impairment charge relates to the Company's MTC product. In the fourth quarter of 2004, the Company determined that due to route structure and operational changes related to the Company's reorganization under Chapter 11, the fair market value of this reporting unit, based on discounted cash flow analysis, had declined.

Income Tax Expense. No income tax benefit was recorded applicable to the $816.0 million pre tax loss in 2004 as a full valuation allowance was established by the Company. In 2003, the Company recorded income tax expense of $1.3 million, representing an estimate of the income taxes to be paid, applicable to $21.7 million in pre-tax income.

As of December 31, 2004, the Company has incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company recorded a full valuation allowance against its net deferred tax asset.

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

                                                       Twelve Months Ended December 31,
                                   -----------------------------------------------------------
                                      2003           2002          Inc (Dec)       % Inc (Dec)
                                   -----------------------------------------------------------
Departures Jet                         79,790         66,903         12,887           19.26
Departures SAAB                        52,071         42,105          9,966           23.67
                                   ----------     ----------      ---------           -----
Total Departures                      131,861        109,008         22,853           20.96
                                   ----------     ----------      ---------           -----
Block Hours Jet                       246,951        199,290         47,661           23.92
Block Hours SAAB                       51,256         40,008         11,248           28.11
                                   ----------     ----------      ---------           -----
 Total Block Hours                    298,207        239,298         58,909           24.62
                                   ----------     ----------      ---------           -----
RPMs Jet (000s)                    14,166,987     12,231,661      1,935,326           15.82
RPMs SAAB (000s)                      191,712        152,576         39,136           25.65
                                   ----------     ----------      ---------           -----
   Total RPMs (000s) (a)           14,358,699     12,384,237      1,974,462           15.94
                                   ----------     ----------      ---------           -----

ASMs Jet (000s)                    20,815,681     17,362,835      3,452,846           19.89
ASMs SAAB (000s)                      310,224        237,133         73,091           30.82
                                   ----------     ----------      ---------           -----
    Total ASMs (000s) (b)          21,125,905     17,599,968      3,525,937           20.03
                                   ----------     ----------      ---------           -----

Load Factor Jet                         68.06          70.45         (2.39)           (3.39)
Load Factor SAAB                        61.80          64.34         (2.54)           (3.95)
                                   ----------     ----------      ---------           -----
   Total Load Factor (c)                67.97          70.37         (2.40)           (3.41)
                                   ----------     ----------      ---------           -----

Passengers Enplaned Jet            10,138,487      9,139,770        998,717           10.93
Passengers Enplaned SAAB            1,088,388        906,909        181,479           20.01
                                   ----------     ----------      ---------           -----
   Total Passengers Enplaned (d)   11,226,875     10,046,679      1,180,196           11.75
                                   ----------     ----------      ---------           -----

Revenue $ (000s)                    1,518,533      1,277,370        241,163           18.88
RASM in cents (e)                        7.19           7.26         (0.07)           (0.96)
CASM in cents (f)                        6.82           8.17         (1.35)          (16.52)
Yield in cents (g)                      10.58          10.31          0.27             2.62

Average Aircraft in Service
  Lockheed  L-1011                       7.63          10.54         (2.91)          (27.61)
  Boeing 737-800                        30.68          22.37          8.31            37.15
  Boeing 757-200                        15.17          15.96         (0.79)           (4.95)
  Boeing 757-300                        10.94           7.96          2.98            37.44
  SAAB 340B                             16.10          13.33          2.77            20.78

Average Block Hours Flown per day
  Lockheed  L-1011                       7.73           5.86          1.87            31.91
  Boeing 737-800                        10.60           9.84          0.76             7.72
  Boeing 757-200                        11.55          10.73          0.82             7.64
  Boeing 757-300                        10.98           9.82          1.16            11.81
  SAAB 340B                              8.72           8.22          0.50             6.08


See footnotes (a) through (g) on page 24.

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

                                          ----------------------------------------------------------------------------------
                                                         Twelve Months Ended December 31,
                                          ----------------------------------------------------------------------------------

                                             2003                      2002               Inc (Dec)             % Inc (Dec)
Scheduled Service
    Departures                                122,628                  98,877                23,751                 24.02
    Block Hours                               258,021                 201,077                56,944                 28.32
    RPMs (000s)  (a)                       12,079,272               9,911,884             2,167,388                 21.87
    ASMs  (000s)  (b)                      16,735,500              13,608,326             3,127,174                 22.98
    Load Factor  (c)                            72.18                   72.84                (0.66)                 (0.91)
    Passengers Enplaned (d)                10,464,348               8,859,044             1,605,304                 18.12
    Revenue $ (000s)                        1,085,420                 886,579               198,841                 22.43
    RASM in cents  (e)                           6.49                    6.51                (0.02)                 (0.31)
    Yield in cents  (g)                          8.99                    8.94                 0.05                   0.56
    Revenue per segment $  (h)                 103.73                  100.08                 3.65                   3.65

Military/Government Charter
    Departures                                  5,721                   3,650                 2,071                 56.74
    Block Hours                                27,689                  15,975                11,714                 73.33
    ASMs  (000s)  (b)                       3,426,275               2,103,874             1,322,401                 62.86
    Revenue $ (000s)                          296,893                 177,901               118,992                 66.89
    RASM in cents  (e)                           8.67                    8.46                  0.21                  2.48
    RASM excluding fuel escalation  (i)          8.56                    8.48                  0.08                  0.94

Commercial Charter
    Departures                                  3,473                   6,459               (2,986)               (46.23)
    Block Hours                                12,368                  22,159               (9,791)               (44.19)
    ASMs  (000s)  (b)                         949,375               1,875,885             (926,510)               (49.39)
    Revenue $ (000s)                           69,314                 131,341              (62,027)               (47.23)
    RASM in cents  (e)                           7.30                    7.00                  0.30                  4.29
    RASM excluding fuel escalation  (j)          6.97                    6.89                  0.08                  1.16

Percentage of Consolidated Revenues:
    Scheduled Service                           71.5%                   69.4%                  2.1%                  3.03
    Military Charter                            19.6%                   13.9%                  5.7%                 41.01
    Commercial Charter                           4.6%                   10.3%                (5.7)%                (55.34)



See footnotes (a) through (j) on pages 24 - 25.

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

Although the scheduled service RASM for the entire year 2003 was down only slightly as compared to 2002, the Company noted significant fluctuations in unit revenue performance during the course of 2003. Unit revenues in the first quarter of 2003 were down almost 8%, as compared to the first quarter of 2002. The Company believes that first quarter 2003 traffic was significantly affected by the elevated risk of terrorist attack noted before the beginning of Operation Iraqi Freedom in February 2003, and by the war itself, which began in March 2003. Unit revenues in the second quarter of 2003 were down slightly more than 2%, as compared to the second quarter of 2002, which the Company believes was affected by the speedy end of the Iraqi invasion and by seasonal spring travel demand. In the third quarter of 2003, unit revenues were almost 7% higher than in the third quarter of 2002, which the Company believes reflected a very strong summer travel season rebound from the first half of 2003. However, in the fourth quarter of 2003 unit revenues were only slightly higher than in the fourth quarter of 2002, and the Company noted in particular a decline in year-over-year RASM performance in November and December of 2003.

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

The increase in salaries, wages and benefits between years primarily reflects the impact of the Company's amended collective bargaining agreement (which was ratified in July 2002) with the Company's cockpit crewmembers, who are represented by ALPA. Initial cockpit crewmember contract salary rate increases became effective July 1, 2002, and cockpit crewmembers received an additional salary rate increase in July 2003 per this contract. Additionally, the amended contract provides for expanded defined-contribution benefits for cockpit crewmembers effective January 1, 2003, which resulted in additional salaries, wages and benefits expense between periods. In addition, the Company incurred higher salary costs as a result of employing additional crewmembers and other operations employees to handle its increased capacity in 2003 as compared to 2002. The Company also incurred increasing costs in 2003 for employee medical and workers' compensation benefits.

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

Aircraft Rentals. Aircraft rentals expense in 2003 increased 19.2% to $226.6 million from $190.1 million in 2002. These increases were mainly attributable to the delivery of seven leased Boeing 737-800s, three leased Boeing 757-300s and one leased 757-200 aircraft between late 2002 and December 2003.

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

Aircraft Maintenance, Materials and Repairs. Aircraft maintenance, materials and repairs expense decreased 12.6% to $45.7 million in 2003, as compared to $52.3 million in 2002. The decrease was mainly attributable to the retirement by mid-2002 of the Company's entire Boeing 727-200 fleet and the retirement of certain Lockheed L-1011 aircraft, all of which were replaced with new Boeing 737-800 and 757-300 aircraft.

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

Depreciation and Amortization. Depreciation and amortization expense decreased 26.1% to $56.7 million in 2003, as compared to $76.7 million in 2002.The decrease in depreciation and amortization expense is mainly attributable to the L-1011-50 and 100 fleet. The Company retired four of these aircraft from revenue service in 2002 and four more from revenue service in 2003. In addition, the Company recorded a reduction in the carrying value of the L-1011-50 and 100 aircraft and related assets in the fourth quarter of 2002, in accordance with FAS 144. Due to the reduced-cost basis of the remaining assets and the retirements in 2002 and 2003, the Company recorded $13.8 million less in depreciation and amortization in 2003, as compared to 2002. The decrease in depreciation and amortization is also due to fluctuations associated with other fleet owned airframes and owned engines, along with fluctuations in expenses related to other property and equipment, none of which are individually significant.

Other Selling Expenses. Other selling expenses increased 14.4% to $50.2 million in 2003, as compared to $43.9 million in 2002. The Company experienced increases in all areas of other selling expenses due to the increase in scheduled service passengers enplaned in 2003 as compared to 2002.

Passenger Service. For 2003 and 2002, catering represented 82.4% and 82.1%, respectively, of total passenger service expense. The total cost of passenger service increased 7.0% to $41.0 million in 2003, as compared to $38.3 million in 2002. The increase was mainly attributable to an increase in military/government flying which requires a significantly more expensive catering product than scheduled service.

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

Facilities and Other Rentals. The cost of facilities and other rentals increased 7.1% to $24.2 million in 2003, as compared to $22.6 million in 2002. The growth in facilities costs is due to added airport locations in 2003 to support new scheduled service destinations and expanded services at existing locations.

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

Insurance. The total cost of insurance decreased 11.2% to $30.2 million in 2003, as compared to $34.0 million in 2002. The decrease is mainly attributable to the U.S. Government providing increased war-risk coverage in 2003. This coverage was provided at higher rates by the commercial insurance markets in 2002.

Ground Package Cost. Ground package cost decreased 56.6% to $12.1 million in 2003, as compared to $27.9 million in 2002, approximately proportional to the decrease in ground package revenues. See "Ground Package Revenues" above for an explanation of the decline in both ground package sales and related costs for the period.

Aircraft Impairments and Retirements. Aircraft impairment and retirement costs decreased 92.1% to $5.3 million in 2003, as compared to $66.8 million in 2002. The following tables summarize the Company's aircraft impairments and retirements expense in 2003 and 2002:


                                                        2003           2002
                                                     --------       ----------
                                                          (in thousands)

Boeing 727-200 impairment charge                     $  5,288       $   35,871
Lockheed L-1011-50 and 100 impairment charge                -            7,638
Lockheed L-1011-50 retirement                               -            9,029
Lockheed L-1011-500 retirement                              -           14,249

                                                     --------       ----------
Aircraft impairments and retirements                 $  5,288       $   66,787
                                                     ========       ==========


Goodwill Impairment. The Company began annual goodwill impairment reviews under FAS 142 in 2002. In accordance with FAS 142, the Company determined that no goodwill impairment had occurred in 2003.

U.S. Government Grants. The Supplemental Act made $2.3 billion in reimbursement available to U.S. air carriers for expenses incurred and revenue foregone related to enhanced aviation security subsequent to September 11, 2001. Pursuant to this legislation, the Company received $37.2 million in cash in May 2003, which was recorded as a credit to operating expenses.

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

Interest  Income  and  Expense.  Interest  expense  in 2003  increased  to $56.3 million, as compared to $35.7 million in 2002. The Company recorded $12.1 million in interest expense in 2003 related to the secured term loan acquired in November 2002. In accordance with FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"), the Company reclassified its Series A Preferred as a liability on the Company's balance sheet beginning July 1, 2003, and the related dividends of $2.1 million recognized thereafter were recorded as interest expense.

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

Liquidity and Capital Resources

The Company ended 2004 with unrestricted cash of $139.7 million and a restricted cash balance of $38.6 million of which $6.2 million is classified as prepaid expenses and other current assets, primarily securing letters of credit. In addition, $60.1 million of cash on advance ticket sales had been withheld by the Company's bank card processors and was recorded as a receivable on the Company's balance sheet as of December 31, 2004. The Company had $4.9 million in aircraft pre-delivery deposits at the end of 2004. The Company had no revolving credit facility and had no funds available through other unused financing options. As of February 28, 2005, the Company's unrestricted cash balance was $104.6 million.

On October 26, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Based on current projections and with the cash resources currently available to the Company, including the DIP Facility, the Company believes that it has sufficient liquidity to continue operations and develop a plan of reorganization into the fourth quarter of 2005. However, no assurance can be given as to the Company's ability to continue as a going concern, both during and after the Chapter 11 cases, which will depend upon, among other things: the development of a plan of reorganization for a restructured company which generates sufficient cash from operations on a sustained basis and secures additional equity; the confirmation of a plan or plans of reorganization under the Bankruptcy Code; the obtaining of sufficient aircraft and aircraft engine financing (by leases or loans) to fund acquisition or leasing of aircraft and aircraft engines needed to support planned air transportation services; and the availability of adequate and appropriate emergence financing. The accompanying audited consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the audited consolidated financial statements.

The potential for continuing adverse publicity associated with the Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business operations and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and maintain key employees; limiting the Company's ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. See "Liquidity Outlook" section below for further details regarding the Filing.

Statement of Cash Flow Overview

In 2004, net cash used in operating activities was $26.2 million, as compared to net cash provided by operating activities in 2003 of $93.8 million and net cash used in operating activities of $59.0 million in 2002. The change in cash provided by or used in operating activities between 2004 and 2003 primarily resulted from a decrease in 2004 earnings and unfavorable changes in operating assets and liabilities. In addition, in 2003, the Company received $37.2 from the U.S. Government pertaining to the Supplemental Act.

In 2004, due to the Filing, net cash provided by reorganization activities was $66.2 million. On December 22, 2004 the Company received $40.0 million from Southwest under the DIP Facility. On November 17, 2004, the Company received $15.0 million, net of legal costs, of debtor-in-possession financing from the IFTA. This amount was repaid in full upon the completion of the Southwest DIP Facility. The Company also received $34.0 million related to the assignment of its leasehold interest in six specified gates and related assets at Chicago Midway Airport on December 22, 2004. Other items include the payment of a $3.25 million breakup fee to AirTran and payments of $5.5 million to various professionals and advisors related to the Filing.

Net cash provided by investing activities was $0.5 million in 2004, while net cash used in investing activities was $98.7 million and net cash provided by investing activities was $88.9 million, respectively, in the years ended

December 31, 2003 and 2002. Such amounts included a decrease in non-current prepaid aircraft rent of $34.0 million in 2004, as compared to an increase of $75.3 million and $12.3 million in 2003 and 2002, respectively, reflecting the effects of the lease restructuring in January 2004 as compared to significant cash rents paid in 2003 and 2002 for prior aircraft deliveries. In 2003 and 2002, respectively, the Company had $16.6 million, and $149.5 million of net aircraft pre-delivery deposits returned upon delivery of the related aircraft. There were no deposits returned in 2004. In addition, the Company had capital expenditures totaling $26.7 million, $42.5 million and $59.3 million in 2004, 2003, and 2002, respectively. The declining trend in capital expenditures is due primarily to the replacement of older aircraft with new aircraft, which require less maintenance-related capital spending than the aging fleets they replaced and the phase-in of hourly engine maintenance agreements.

Net cash used in financing activities was $62.0 million in 2004, while net cash used in financing activities was $34.6 million, and $14.2 million, for the years ended December 31, 2003 and 2002, respectively. In all years, borrowings and repayments on short-term and long-term debt impacted cash used in or provided by financing activities. In 2004, the Company made net repayments of $63.3 million. In 2003, and 2002, respectively, the Company made net repayments of $8.4 million and $109.9 million on pre-delivery deposit facilities related to deposits returned on aircraft deliveries net of borrowings. In 2002, the Company obtained a $168.0 million loan, a portion of which was guaranteed by the ATSB. In 2002, the Company borrowed and repaid $192.5 million in temporary debt, respectively, related to the purchase of certain Boeing 737-800 and Boeing 757-300 aircraft. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million in the first quarter of 2004. In 2004, the Company reduced restricted cash $11.0 million primarily due to the cancellation of a surety bond relating to the DOT charter obligations. In contrast, the Company provided $17.9 and $30.4 million to collateralize additional letters of credit which was recorded as an increase in restricted cash in 2003 and 2002, respectively.

Liquidity Outlook

Chapter 11 Reorganization. On the Petition Date, each of the Debtors filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

The Debtors continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of the Bankruptcy Procedure and applicable court orders. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

On October 29, 2004 the Bankruptcy Court entered an interim order which permits ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's ATSB Loan, a significant portion of which is guaranteed by the ATSB. The interim order has the effect of giving the ATSB Loan lenders a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral. This interim order has been extended for successive short periods, currently through April 7, 2005, and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors. The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each of the Debtor's cases. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay or the Bankruptcy Code otherwise provides.

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, prior to 60 days after the Petition Date, agree to perform all obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court.

The section 1110 deadline for the Debtors was December 26, 2004. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of March 25, 2005, with regards to the 76 leased aircraft, the Company has returned 22 of these aircraft and related engines to the lessor. The Company expects to return 28 additional aircraft and related engines to the lessor between March 31, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 aircraft and related engines. Finally, the Company has elected to cure existing defaults and is paying the contract rates required under the Bankruptcy Code with respect to 16 aircraft and related engines. The Company expects these changes in fleet to result in additional changes to amounts reported in the December 31, 2004 balance sheet associated with the aircraft, including prepaid aircraft rent, and to result in additional significant aircraft rejection charges in 2005.

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claims for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.

The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which have until April 24, 2005. A proof of claim arising from the rejection of an executory contract or lease must be filed no later than thirty days from the effective date of the authorized rejection.

The Bankruptcy Court extended the period during which the Debtors' have an exclusive right to file a plan of reorganization until May 24, 2005. There is no assurance that these exclusivity periods will be further extended by the Bankruptcy Court. If a Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for that Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in a Debtor if
(1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to develop reorganization plans for emergence from Chapter 11 in 2005, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results.

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization could result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The Southwest commitments for post-reorganization financing, equity investment in the Company and codesharing require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

DIP Financing Arrangements. On November 17, 2004, ATA obtained $15.5 million in debtor-in-possession financing from the ITFA. ATA sold to the ITFA property consisting primarily of aircraft parts, free and clear of any liens. The ITFA leased the property to the Indianapolis Airport Authority, which in turn subleased the property to ATA. ATA terminated this financing, repurchased the assets, and paid interest to the ITFA on December 30, 2004.

On December 23, 2004, ATA and Southwest entered into a DIP Facility that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7.0 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension. The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum. Southwest will also receive an unused commitment fee of 1.0% per annum, paid monthly, for any amounts not drawn pursuant to the DIP Facility and a guaranty fee of 3.0% per annum paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the agreement, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the months of January and February 2005. There is no assurance ATA will be able to comply with these financial covenants in March, 2005, or thereafter, or that Southwest will agree to further amendments to these covenants or to waive ATA's non-compliance. The DIP facility is guaranteed by the Company and its other subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) September 30, 2005, unless otherwise extended.

Asset Sale. On December 23, 2004, the Company and Southwest executed and closed a substantial portion of the transactions contemplated by an Asset Acquisition Agreement by which ATA agreed to assign to Southwest ATA's leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. Almost all of the funds were recorded as deferred gain on the Company's balance sheet and will be amortized over ATA's remaining lease term of eight years at Chicago-Midway. As of December 31, 2004, the assignment of the leasehold interest in the hangar facility and related assets had not been executed and closed, and the $6.0 million had not been received. It is expected to be received in the first half of 2005 concurrently with a delayed closing of the hanger lease assignment to Southwest.

The completion of the closing under the Asset Acquisition Agreement with Southwest triggered a requirement for ATA to pay AirTran Airways, Inc. a termination fee of $3.25 million related to an earlier agreement with respect to assets at Chicago Midway Airport.

Exit Facility and Equity Purchase. On December 23, 2004, Southwest committed to provide an exit facility (the "Exit Facility") to the reorganized Company ("New ATA") of $47 million upon the effective date of a plan of reorganization approved by Southwest. The Exit Facility, under which a reorganized ATA would be the borrower, will provide for (a) long-term financing, at a base interest rate of 9.5% per annum, paid semi-annually, consisting of one or more five-year notes to refinance up to $40.0 million under the DIP Facility, and (b) a replacement letter of credit (the "Replacement Chicago LOC") for up to $7.0 million to secure loan obligations to the City of Chicago now secured by the Chicago LOC. The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of the New ATA.

A closing fee of 2.5% of the Exit Facility is payable by the Company to Southwest. Southwest will also receive an unused commitment fee of 1.0% per annum, paid monthly, for any amounts not drawn pursuant to the Exit Facility and a guaranty fee of 3.0%, per annum, paid monthly, for any amounts secured but not drawn under the Replacement Chicago LOC.

In addition, upon the effective date of a plan of reorganization, Southwest has committed to purchase, through an additional cash investment of $30 million, non-voting senior convertible preferred equity of the New ATA (the "Preferred Equity"). The Preferred Equity will be convertible into 27.5% of the fully diluted economic ownership interest of the New ATA, subject to pro rata dilution for management interests. The Preferred Equity will (a) have voting rights only upon certain events of default, (b) be senior to the common equity of New ATA, and (c) be convertible into common equity of New ATA, at Southwest's option, upon Southwest's sale or transfer of the Preferred Equity to a third party or certain other specified major liquidity events. In addition, the Preferred Equity will earn dividends at the rate of 4.0% per annum and have certain rights to require registration for resale under the securities laws. If not converted within 10 years after the effective date of the plan of reorganization, the Preferred Equity shall, at Southwest's option, either convert into common equity of New ATA or be redeemed.

Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Southwest-ATA Codeshare Agreement, related to air transportation service to and from Chicago-Midway and additional airports. Under a codeshare arrangement between two air carriers, the codesharing air carriers have permission to book and sell tickets on each other's flights. ATA is the only domestic air carrier with which Southwest, perhaps the strongest U.S. airline presently, has a codesharing agreement. Under this arrangement both carriers have expanded their flight offerings to customers without the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights. The initial term of the Codeshare Agreement is one year, which will be automatically extended seven additional years once a plan of reorganization in the Company's Chapter 11 case, which is acceptable to Southwest, is confirmed and becomes effective. ATA and Southwest began servicing the codeshare flights on February 4, 2005.

Restructuring of Fixed Obligations. On January 30, 2004, the Company completed exchange offers and issued 2009 Notes and cash consideration for certain of its 2004 Notes and issued 2010 Notes and cash consideration for certain of its 2005 Notes. In completing the exchange offers, the Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of 2005 Notes. In addition to the New Notes issued, $19.7 million in aggregate principal amount of the 2004 Notes and $20.0 million in aggregate principal amount of the 2005 Notes remained outstanding after the completion of the exchange offers. The remaining 2004 Notes were subsequently paid on August 1, 2004. In connection with the exchange offers, the Company also obtained the consent of the holders of the Existing Notes to amend or eliminate certain of the restrictive operating covenants and certain default provisions of the indentures governing the Existing Notes. In accordance with EITF 96-19, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers. In accordance with EITF 96-19, the New Notes are recorded in the Company's balance sheet at fair value at the date of the exchange offers, which closely approximated their face value. As a result of the Filing, the Company is in default under the terms of the agreements of its unsecured senior notes. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

On January 30, 2004, ATA also completed the amendments of certain aircraft operating leases with its three major lessors, Boeing Capital Services Corporation ("BCSC"), General Electric Capital Aviation Services ("GECAS") and International Lease Finance Corporation ("ILFC"). The original terms of many of these aircraft operating leases were determined before September 11, 2001, and many were structured to require significant cash payments in the first few years of each lease in order to reduce the total rental cost over the entire lease terms. The effect of the lease amendments was to delay the payment of portions of the amounts due under those operating leases, primarily between September 30, 2003 and March 31, 2005, and to extend the leases generally for two years. Most of the payments delayed during this time period are to be subsequently paid at various times throughout the remaining life of the leases. ATA received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. The amendments resulted in approximately $69.6 million in lower cash payments during 2004, under these operating leases, as compared to payments that would have been due under the original lease terms.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. The Company is obligated on a number of long-term operating leases, which are considered financing and not recorded on the balance sheet under GAAP. The
Company does not guarantee the debt of any other party which is not a subsidiary. The following table summarizes the Company's contractual debt principal payments and operating lease obligations and their currently scheduled impact on liquidity and cash flows. This information does not include cash payments for amounts classified as liabilities subject to compromise.

                                                                 Cash Payments Currently Scheduled (2)
                                                                 -------------------------------------


                                                                                                           2008-           After
                                           Total            2005           2006            2007            2009            2009
                                    ------------        ------------   ------------    ------------    ------------   -------------
                                                                            (in thousands)

Current and long-term debt (1)      $      41,000         $   41,000     $       -       $      -      $        -     $          -

Lease obligations (2)                   2,132,556            158,121        167,962        185,656         354,886        1,265,931

Total contractual cash obligations   ------------        ------------   ------------    ------------    ------------   ------------
                                    $   2,173,556         $  199,121     $  167,962      $ 185,656    $    354,886    $   1,265,931
                                     ============        ============   ============    ============    ============   ============


(1) Represents repayment of DIP Facility to Southwest.

(2) The Company leases aircraft and aircraft engines, ground facilities, including terminal space and maintenance facilities, and ground equipment. As allowed under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, the Company anticipates that its liabilities pertaining to these leases, and the amounts related thereto as discussed below, will change significantly as the Company progresses through reorganization.

Aircraft and Fleet Transactions. ATA has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. ATA's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if the Company does not have permanent financing for these aircraft suitable to ATA, and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit finance facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit finance facilities or permanent financing for any future aircraft purchases. As of December 31, 2004, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

ATA also has an agreement to purchase four spare engines CFM56-7B27 engines, which are currently scheduled for delivery between 2005 and 2008.

ATSB Financing. In November 2002, ATA obtained the $168.0 million ATSB Loan. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.6% of the outstanding guaranteed principal balance in 2004, escalating to 9.5% of the outstanding guaranteed principal balance in 2005 through 2008, are payable quarterly.

The ATSB Loan is subject to certain restrictive covenants and is collateralized primarily by a substantial portion of ATA's unrestricted cash, certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, two SAAB 340B aircraft, 21 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables, which had a combined carrying amount of approximately $33.0 million as of December 31, 2004.

As a result of the Filing, ATA is in default and subject to immediate acceleration of all balances under the ATSB Loan, as well as its unsecured senior notes and certain other debt instruments. Subject to certain exceptions under the Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay.

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment and spare parts defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. Further, creditors holding security interests or liens in property of the Debtors may be entitled to adequate protection for the continued use or consumption of their collateral. The Debtors have entered into stipulations which have been approved by the Bankruptcy Court providing such adequate protection to the ATSB Lenders. These stipulations are for a stated period of time, and include performance requirements which the Company is to achieve as a condition of the continued use of the ATSB Loan collateral. Expiration of the stipulations by the passage of time or a termination thereof by reason of a breach of these performance requirements, without the Debtors obtaining an extension or a new authorization from the Bankruptcy Court for use of the collateral, could very materially impair the ability of the Company to continue operations. Please refer to the discussion of the Chapter 11 filing and the requirements of section 1110 of the Bankruptcy Code in "Liquidity Outlook - Chapter 11 Reorganization" for a more detailed discussion of the rights of creditors.

Card Agreements. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. Approximately 90% of scheduled service and vacation package sales are purchased using these cards. The Company maintains an agreement with a bank for the processing and collection of charges for Visa and Mastercard as well as agreements with American Express Travel Related Services Company, Inc for the American Express Card and Discover Card Services, Inc. for the Discover Card (collectively referred to as the "Credit Card Providers"). Under these agreements, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days or weeks of the date of purchase, although the Company may provide the purchased transportation days, weeks or months later.

According to the agreements, the Credit Card Providers can retain cash collected by them on processed card charges as a deposit. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the Credit Card Providers. The deposit secures this potential obligation of the Credit Card Providers to make such refunds. The Credit Card Providers have exercised their rights to withhold distributions and as of December 31, 2004 had retained $60.1 million of the Company's unflown sales as compared to $57.5 million at December 31, 2003.

ATA Credit Card. On March 31, 2004, ATA entered into agreements with a credit card issuer and Visa to introduce a consumer credit card ("the Card") bearing redemption benefits on ATA. Holders of the Card accumulate points through purchases on the Card, which will allow them to earn free travel on the airline once certain point thresholds are attained. ATA launched the Card in the third quarter of 2004. ATA earns revenue from the credit card issuer as consideration for issuing the Card with ATA's logo, providing free transportation, and certain cooperative advertising activities. Upon signing the agreement, ATA received a prepayment for future revenue to be earned from the issuer, almost all of which remained unearned by ATA, as of December 31, 2004. Restructuring of the Company's operations may entitle the credit card issuers to a repayment of the unearned portion of the prepayment amount.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. As of December 31, 2004, the Company's restricted cash pledged to secure its letter of credit for all surety bonds totaled $31.4 million and is classified as non-current restricted cash on the Company's balance sheet.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the

Company for future transportation. On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of December 31, 2004, the Company has $6.3 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company's balance sheet as of that date. The surety bond of $12.9 million relating to the DOT charter obligations was released in the first quarter of 2004, and the restricted cash securing the letter of credit was returned to the Company.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

o the ability to develop and execute a revised business plan for profitable operations, including restructuring flight schedules, maintaining the support of employees and regauging the fleet of aircraft;
o the ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;
o risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period, to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert one or more of the cases to a Chapter 7 case;
o the ability to obtain and maintain normal terms with vendors and service providers;
o    the ability to maintain contracts that are critical to its operations;
o the potential adverse effects of the Chapter 11 reorganization on liquidity or results of operations;
o    the ability to attract and retain customers;
o    demand for transportation in markets in which the Company operates;
o    economic conditions;
o    the effects of any hostilities or act of war;
o    salary costs;
o    aviation fuel costs;
o    competitive pressures on pricing (particularly from low-cost competitors);
o    weather conditions;
o    government legislation and regulation; and
o other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission.

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

Aircraft Fuel Prices. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2004, aircraft fuel accounted for approximately 22.5% of the Company's operating expenses, as compared to 19.2% in 2003. The Company obtains fuel price fluctuation protection from escalation clauses in certain commercial charter, military charter and bulk scheduled service. During 2002, the Company entered into fuel hedge contracts to reduce the volatility of fuel prices, using heating oil swap agreements. Using these contracts, the Company hedged approximately 12% of its total gallons consumed in 2002. During 2003 and 2004, the Company had no fuel hedge agreements.

Market risk is estimated as a hypothetical 10% increase in the December 31, 2004, cost per gallon of fuel. Based on projected 2005 fuel usage, excluding anticipated protection from escalation clauses, such a change would result in an increase in aircraft fuel expense of approximately $24.0 million. As of December 31, 2003, that risk was $26.5 million.

Interest Rates. The Company's results of operations are affected by fluctuations in market interest rates. As of December 31, 2004, the majority of the Company's variable-rate debt was comprised of approximately $41 million of variable-rate debt through the DIP financing. As of December 31, 2003, the majority of the Company's variable-rate debt was comprised of approximately $161.0 million of variable-rate debt through the secured term loan. This debt is reported in liabilities subject to compromise at December 31, 2004. If interest rates average 100 basis points more on variable-rate debt in 2005, as compared to 2004 average rates, the Company's interest expense would increase by approximately $0.4 million. In comparison, if interest rates averaged 100 basis points more on variable-rate debt in 2004, as compared to 2003 average rates, the Company's interest expense would have increased by approximately $1.6 million.

The Company earns interest income from investing excess cash in short-term investments. If average short-term interest rates decreased by one percent in 2005, as compared to 2004 rates, the Company's interest income from short-term investments would decrease by approximately $0.7. In comparison, the Company estimated that if average short-term interest rates decreased to zero percent as compared to 2003 average rates, the Company's interest income from short-term investments would have decreased by approximately $1.4 million as of December 31, 2004.

All estimated changes in interest income and expense are determined by considering the impact of hypothetical changes in interest rates on the Company's debt and cash balances at December 31, 2004 and 2003.

Item 8.        Financial Statements and Supplementary Data


             Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of ATA Holdings Corp. and Subsidiaries (Debtor and Debtors-In-Possession as of October 26, 2004) as of December 31, 2004 and 2003, and the related consolidated statements of operations, preferred stock (subject to compromise), and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATA Holdings Corp. and Subsidiaries (Debtor and Debtors-In-Possession as of October 26, 2004) at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning these matters is also discussed in Note 1. The 2004 financial statements do not include adjustments that might result from the outcome of this uncertainty.

                                                               Ernst & Young LLP
Indianapolis, Indiana
February 11, 2005, except for the seventh paragraph in Note 1 and last paragraph in Note 19, as to which the date is March 25, 2005

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                      (Debtor and Debtors-in-Possession as of October 26, 2004)
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                                December 31,              December 31,
                                                                                   2004                      2003
                                                                                ----------                 ----------
                      ASSETS
Current assets:
          Cash and cash equivalents                                             $  139,652                 $  160,644
     Receivables, net of allowance for doubtful accounts
     (2004 - $2,608; 2003 - $1,388).                                               118,807                    118,745
     Inventories, net                                                               43,802                     47,604
     Prepaid expenses and other current assets                                      39,160                     21,406
                                                                                ----------                 ----------
Total current assets                                                               341,421                    348,399

Property and equipment:
     Flight equipment                                                              198,888                    324,697
     Facilities and ground equipment                                               147,420                    142,032
                                                                                ----------                 ----------
                                                                                   346,308                    466,729
     Accumulated depreciation                                                     (163,549)                  (213,247)
                                                                                ----------                 ----------
                                                                                   182,759                    253,482

Restricted cash                                                                     32,355                     48,301
Goodwill                                                                             8,488                     14,887
Prepaid aircraft rent                                                               52,031                    144,088
Investment in BATA                                                                   6,930                     14,672
Deposits and other assets                                                           27,081                     46,158
                                                                                ----------                 ----------
Total assets                                                                    $  651,065                 $  869,987
                                                                                ==========                 ==========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

    Current maturities of long-term debt                                        $        -                 $   51,645
    Short-term debt                                                                 41,000                          -
    Accounts payable                                                                 7,563                     25,327
    Air traffic liabilities                                                         89,887                    102,831
    Accrued expenses                                                               122,031                    154,689
                                                                                ----------                 ----------
Total current liabilities                                                          260,481                    334,492


Long-term debt, less current maturities                                                  -                    443,051
Deferred gains from sale and leaseback of aircraft                                       -                     55,392
Other deferred items                                                                31,464                     51,822
Redeemable preferred stock; authorized and issued 500 shares                             -                     56,330
                                                                                ----------                 ----------
Total long-term liabilities                                                         31,464                    606,595

Liabilities subject to compromise                                                1,249,676                          -

Commitments and contingencies

Convertible redeemable preferred stock; authorized and issued 300 shares,
subject to compromise                                                               30,000                     32,907

Shareholders' deficit:

    Preferred stock; authorized 9,999,200 shares; none issued                            -                          -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,535,304- 2004; 13,502,593 - 2003                                   66,013                     65,711
    Treasury stock; 1,711,440 shares - 2004; 1,711,440 shares - 2003               (24,778)                   (24,778)
    Additional paid-in capital                                                      18,166                     18,163
    Accumulated deficit                                                           (979,957)                  (163,103)
                                                                                ----------                 ----------
Total shareholders' deficit                                                       (920,556)                  (104,007)
                                                                                ----------                 ----------
Total liabilities and shareholders' deficit                                     $  651,065                 $  869,987
                                                                                ==========                 ==========

See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                      (Debtor and Debtors-in-Possession as of October 26, 2004)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Dollars in thousands, except per share data)

                                                                              Year Ended December 31,
                                                                    2004                2003               2002
                                                               -----------          ------------      -----------
Operating revenues:

   Scheduled service                                           $ 1,099,944          $ 1,085,420       $   886,579
   Charter                                                         358,870              366,207           309,242
   Ground package                                                   14,921               14,682            35,687
   Other                                                            58,836               52,224            45,862
                                                               -----------          ------------      -----------
Total operating revenues                                         1,532,571            1,518,533         1,277,370
                                                               -----------          ------------      -----------
Operating expenses:
  Salaries, wages and benefits                                     422,430              399,622           355,201
  Fuel and oil                                                     368,273              276,057           206,574
  Aircraft rentals                                                 242,602              226,559           190,148
  Handling, landing and navigation fees                            119,963              113,781           110,528
  Aircraft maintenance, materials and repairs                       74,992               45,741            52,254
  Crew and other employee travel                                    57,466               64,055            54,774
  Depreciation and amortization                                     52,013               56,729            76,727
  Other selling expenses                                            51,352               50,150            43,934
  Passenger service                                                 42,861               41,000            38,345
  Advertising                                                       33,533               37,932            40,028
  Facilities and other rentals                                      27,072               24,162            22,624
  Commissions                                                       26,156               22,445            23,326
  Insurance                                                         24,617               30,214            33,981
  Ground package cost                                               12,496               12,089            27,882
  Aircraft impairments and retirements                               7,887                5,288            66,787
  Goodwill impairment                                                    -                    -             6,893
  U.S. Government grants                                                 -              (37,156)           16,221
  Other                                                             69,021               72,324            71,180
                                                               -----------          ------------      -----------
Total operating expenses                                         1,632,734            1,440,992         1,437,407
                                                               -----------          ------------      -----------
Operating income (loss)                                           (100,163)              77,541          (160,037)

Other income (expense):
  Reorganization expenses                                         (638,479)                   -                 -
  Interest income                                                    2,283                2,878             2,829
  Loss on extinguishment of debt                                   (27,314)                   -                 -
  Interest expense                                                 (51,145)             (56,324)          (35,746)
  Other                                                               (911)              (2,350)           (1,260)
                                                               -----------          ------------      -----------
Other expense                                                     (715,566)             (55,796)          (34,177)
                                                               -----------          ------------      -----------
Income (loss) before income taxes                                 (815,729)              21,745          (194,214)
Income taxes (credits)                                                   -                1,311           (24,950)
                                                               -----------          ------------      -----------
Net income (loss)                                                 (815,729)              20,434          (169,264)

Preferred stock dividends                                           (1,125)              (4,642)           (5,720)
                                                               -----------          ------------      -----------
Income (loss) available to common shareholders                 $  (816,854)         $    15,792      $   (174,984)
                                                               ===========          ============      ===========

Basic earnings per common share:
Average shares outstanding                                      11,823,769           11,773,713        11,711,906
Net income (loss) per common share                             $    (69.09)         $      1.34      $     (14.94)
                                                               ===========          ============      ===========

Diluted earnings per common share:
Average shares outstanding                                      11,823,769            14,468,836       11,711,906
Net income (loss) per common share                             $    (69.09)         $       1.27      $    (14.94)
                                                               ===========          ============      ===========

See accompanying notes.

                                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                                      (Debtor and Debtors-in-Possession as of October 26, 2004)
                              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, SUBJECT TO COMPROMISE ,
                                                 AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                       (Dollars in thousands)

                                    Redeemable
                                    Preferred                           Additional         Other      Retained           Total
                                  Stock, subject   Common   Treasury    Paid-in      Comprehensive    Earnings       Shareholders'
                                  to compromise    Stock     Stock      Capital         Income       (Deficit)     Equity (Deficit)
                                  _____________   ________  __________  ___________  __________     _____________   _______________
Balance as of December 31, 2001   $     80,000    $ 61,964  $ (24,768)  $  11,534    $    (687)     $    (3,911)   $        44,132
                                  =============   ========  ==========  ===========  ==========     =============   ===============

Net loss                                    -           -          -            -            -         (169,264)          (169,264)

Net gain on derivative
instruments, net of tax                     -           -          -            -           687               -                687
                                                                                     __________     _____________  ________________
Total comprehensive loss                    -           -          -            -           687         (169,264)         (168,577)
                                                                                     __________     _____________  ________________
Preferred dividends paid                    -           -          -            -            -           (3,235)            (3,235)

Restricted stock grants                     -           13       (10)           4            -                -                  7

Payment of liability with stock             -        2,445         -         (295)           -                -              2,150

Stock options exercised                     -          868         -         (419)           -                -                449

Warrants issued with ATSB loan              -           -          -        7,424            -                -              7,424

Disqualifying disposition of stock          -           -          -          126            -                -                126

Accrued preferred stock dividends        2,485          -          -            -            -           (2,485)            (2,485)
                                  _____________   ________  __________  ___________  __________     _____________  ________________
Balance as of December 31, 2002   $     82,485    $ 65,290  $ (24,778)  $   18,374   $       -      $  (178,895)   $      (120,009)
                                  =============   ========  ==========  ===========  ==========     =============  ================

Net income                                  -          -          -             -            -           20,434             20,434


Stock options exercised                     -         421         -         (211)            -                -                210

Reclassification to long-term
debt                                   (54,220)
Accrued preferred stock
dividends                                4,642         -          -             -            -           (4,642)            (4,642)
                                  _____________   ________  __________  ___________  __________     _____________  ________________
Balance as of December 31, 2003   $     32,907    $ 65,711  $ (24,778)  $   18,163   $       -      $  (163,103)   $      (104,007)
                                  =============   ========  ==========  ===========  ==========     =============  ================

Net loss                                    -          -           -            -            -         (815,729)          (815,729)

Stock options exercised                     -         302          -            3            -               -                 305

Preferred stock dividends               (2,907)        -           -            -            -           (1,125)            (1,125)
                                  _____________   ________  __________   ___________ __________     _____________  ________________
Balance as of December 31, 2004   $     30,000    $ 66,013  $ (24,778)  $   18,166   $       -     $  (979,957)   $       (920,556)
                                  =============   ========  ==========  ============ ==========     =============  ================
 See accompanying notes.


                                        ATA HOLDINGS CORP. AND SUBSIDIARIES
                             (Debtor and Debtors-in-Possession as of October 26, 2004)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)


                                                                             Year Ended December 31,
                                                                       2004              2003             2002
                                                                 ---------------------------------------------------
Operating activities:
Net income (loss) before reorganization expenses                 $ (177,250)         $  20,434         $  (169,264)
Adjustments to reconcile net income (loss before
reorganization expenses to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                     52,013             56,729              76,727
   Loss on extinguishment of debt                                    27,314                 -                   -
   Aircraft impairments and retirements                               7,887              5,288              66,787
   Goodwill impairments                                                  -                  -                6,893
   Deferred income tax credit                                            -                  -               (8,697)
   Other non-cash items                                              23,697             31,686              39,817
Changes in operating assets and liabilities:
   U.S. Government grant receivable                                      -               6,158              16,221
   Other receivables                                                    (62)           (38,526)            (27,552)
   Inventories                                                       (5,322)                38              (7,411)
   Prepaid expenses and other current assets                         (8,348)            17,808             (24,701)
   Accounts payable                                                   5,811              1,639              (3,260)
   Air traffic liabilities                                          (12,944)             8,138              (6,265)
   Liabilities subject to compromise                                (14,126)                -                   -
   Accrued expenses                                                  55,130            (15,613)            (18,309)
   Other deferred items                                              20,000                 -                   -
                                                                 ---------------     --------------    -------------
   Net cash provided by (used in) operating activities              (26,200)            93,779             (59,014)
                                                                 ---------------     --------------    -------------
Reorganization activities:
Reorganization expenses, net                                       (638,479)                -                   -
Impairment losses, reported as reorganization items                  55,301                 -                   -
Prepaid expenses and other current assets                            (4,395)                -                   -
Liabilities subject to compromise                                   507,311                 -                   -
Accrued expenses                                                      6,710                 -                   -
Other non-cash items                                                  6,657                 -                   -
Proceeds from Debtor-in-Possession financing                         56,500                 -                   -
Payments on Debtor-in-Possession financing                          (15,500)                -                   -
Proceeds from sales of property and equipment                        34,000                 -                   -
Noncurrent prepaid aircraft rent                                     58,089                 -                   -
                                                                 ---------------     --------------    -------------
   Net cash provided by reorganization activities                    66,194                 -                   -
                                                                 ---------------     --------------    -------------

Investing activities:
Aircraft pre-delivery deposits                                            -             16,582             149,510
Capital expenditures                                                (26,660)           (42,534)            (59,346)
Noncurrent prepaid aircraft rent                                     33,968            (75,260)            (12,304)
Investment in BATA                                                       -                  -               18,632
(Additions) reductions to other assets                               (7,339)             2,206              (7,985)
Proceeds from sales of property and equipment                           562                312                 424
                                                                 ---------------     --------------    -------------
  Net cash provided by (used in) investing activities                   531            (98,694)             88,931
                                                                 ---------------     --------------    -------------

Financing activities:
Preferred stock dividends                                            (9,987)                -               (3,235)
Proceeds from sale/leaseback transactions                                -                  -                2,253
Proceeds from short-term debt                                            -                  -               56,858
Payments on short-term debt                                              -              (8,384)           (167,839)
Proceeds from long-term debt                                          1,500              5,729             363,040
Payments on long-term debt and exchange offers                      (64,813)           (14,215)           (235,352)
(Increase) decrease in other restricted cash                         10,978            (17,941)            (30,360)
Proceeds from stock option exercises                                    305                210                 449
Purchase of treasury stock                                               -                  -                  (10)
                                                                 ---------------     --------------    -------------
   Net cash (used in) financing activities                          (62,017)           (34,601)            (14,196)
                                                                 ---------------     --------------    -------------
Increase (decrease) in cash and cash equivalents                    (21,492)           (39,516)             15,721
Cash and cash equivalents, beginning of year                        160,644            200,160             184,439
                                                                 ---------------     --------------    -------------
Cash and cash equivalents, end of year                           $  139,152          $ 160,644         $   200,160
                                                                 ===============     ==============    =============

See accompanying notes.

                                        ATA HOLDINGS CORP. AND SUBSIDIARIES
                             (Debtor and Debtors-in-Possession as of October 26, 2004)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)

                                                                                Year Ended December 31,

                                                                          2004            2003            2002
                                                                   __________________________________________________
Supplemental disclosures:
Cash payments for:
   Interest                                                        $    42,575      $    47,088        $     42,102
   Income taxes (refunds), net                                     $   (6,502)      $   (10,992)       $      1,572
Financing and investing activities not affecting cash:
   Accrued capitalized interest                                    $       491      $       343        $    (10,487)
   Notes payable                                                   $         -      $         -        $      2,427
   Issuance of warrants                                            $         -      $         -        $      7,424
   Accrued preferred stock dividends                               $       375      $     4,642        $      2,485

See accompanying notes.



Notes to Consolidated Financial Statements

1.  The Company and the Chapter 11 Filing

Chapter 11 Reorganization. On October 26, 2004 (the "Petition Date"), ATA Holdings Corp. (the "Company"), and seven of its subsidiaries including ATA Airlines, Inc. ("ATA") and Chicago Express Airlines, Inc. ("Chicago Express") (collectively, the "Debtors"), filed a voluntary petition for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the "Bankruptcy Court").

The Debtors continue to operate their respective business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

On October 29, 2004 the Bankruptcy Court entered an interim order which permits ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's secured term loan (the "ATSB Loan"), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the "ATSB"). The interim order has the effect of giving the ATSB Loan lenders a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral. This interim order has been extended for successive short periods, currently through April 7, 2005, and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each of the Debtor's cases. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay or the Bankruptcy Code otherwise provides.

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, prior to 60 days after the Petition Date, agree to perform all obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court.

The section 1110 deadline for the Debtors was December 26, 2004. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of March 25, 2005, with regards to the 76 leased aircraft, the Company has returned 22 of these aircraft and related engines to the lessor. The Company expects to return 28 additional aircraft and related engines to the lessor between March 31, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 aircraft and related engines. Finally, the Company has elected to cure existing defaults and is paying the contract rates required under the Bankruptcy Code with respect to 16 aircraft and related engines. The Company expects these changes in fleet to result in additional changes to amounts reported in the December 31, 2004 balance sheet associated with the aircraft, including prepaid aircraft rent, and to result in additional significant aircraft rejection charges in 2005.

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claim for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.

The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which have until April 24, 2005. A proof of claim arising from the rejection of executory contracts and expired leases must be filed no later than thirty days from the effective date of the authorized rejection.

The Bankruptcy court extended the period during which the Debtors' have an exclusive right to file a plan of reorganization until May 24, 2005. There is no assurance that these exclusivity periods will be further extended by the Bankruptcy Court. If a Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for that Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in a Debtor if
(1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the

Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to develop reorganization plans for emergence from Chapter 11 in 2005, there can be no assurance that any reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results.

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization could result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The Southwest Airlines Co. ("Southwest") commitments for post-reorganization financing, equity investment in the Company and codesharing require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

Financial  Statement  Presentation.   The  accompanying  consolidated  financial
statements, for the year ended December 31, 2004, of the Company have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7, which is applicable to companies in Chapter 11, generally does not require filers to change the manner in which their financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Generally, the Company's revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the reorganization plan must be reported at the amounts expected to be allowed, even if they may be settled for different amounts.

For the year ended  December 31, 2004,  the Company had recognized the following
reorganization   expenses  in  the  consolidated  statement  of  operations  (in thousands):

Aircraft lease rejection charges         $      568,317
Aircraft impairment                              44,499
Professional fees                                 8,747
Goodwill impairment                               6,399
Other                                            10,517
                                         --------------
                                         $      638,479
                                         ==============


The aircraft leases and aircraft engine leases rejection charges are non-cash charges which are comprised of the Company's estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft leases and aircraft engine leases that the Company has rejected, committed to return dates with the lessor or intended to reject as part of the Company's business plan as of December 31, 2004. The estimate that the Company recorded is subject to material adjustments as the Debtors proceed through the bankruptcy process.

For information on the aircraft and goodwill impairment, see "Note 15- Fleet Impairment" and "Note 16 - Goodwill."

The disposition of assets and liquidation or settlement of liabilities in the Chapter 11 cases are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to the Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in these consolidated financial statements, which do not give effect to any adjustments to the carrying value or amounts of liabilities that might result as a consequence of confirmation of a plan of reorganization.

Pursuant to the Bankruptcy code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 cases. The deadline for filing proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which have until April 24, 2005 to file proofs of claim. The ultimate numbers and allowed amounts of such claims are not presently known.

DIP Financing Arrangements. On November 17, 2004, ATA obtained $15 million in debtor-in-possession financing from the Indiana Transportation Finance Authority ("ITFA"). ATA sold to the ITFA property consisting primarily of aircraft parts, free and clear of any liens. The ITFA leased the property to the Indianapolis Airport Authority, which in turn subleased the property to ATA. ATA terminated this financing, repurchased the assets, and paid interest to the ITFA on December 30, 2004.

On December 23, 2004, ATA and Southwest entered into a Secured Debtor-in-Possession Credit and Security Agreement (the "DIP Facility") that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension (the "Chicago LOC"). The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum, paid monthly. Southwest will also receive an unused commitment fee of 1.0% per annum, paid monthly, for any amounts not drawn pursuant to the DIP Facility and a guaranty fee of 3.0%, per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the agreement, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the months of January and February 2005. There is no assurance ATA will be able to comply with these financial covenants in March, 2005, or thereafter, or that Southwest will agree to further amendments to these covenants or to waive ATA's non-compliance. The DIP facility is guaranteed by the Company and its other subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) September 30, 2005, unless otherwise extended.

Asset Sale. On December 23, 2004, the Company and Southwest executed and closed a substantial portion of the transactions contemplated by an Asset Acquisition Agreement (the "Asset Acquisition Agreement") by which ATA agreed to assign to Southwest ATA's leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. Almost all of the funds were recorded as deferred gain on the Company's balance sheet and will be amortized over ATA's remaining lease term of eight years at Chicago-Midway. As of December 31, 2004, the assignment of the leasehold interest in the hangar facility and related assets had not been executed and closed, and the $6.0 million had not been received. It is expected to be received in the first half of 2005 concurrently with a delayed closing of the hanger lease assignment to Southwest.

The completion of the closing under the Asset Acquisition Agreement with Southwest triggered a requirement for ATA to pay AirTran Airways, Inc. a termination fee of $3.25 million, which is recorded in reorganization expense in the consolidated statement of operations, related to an earlier agreement with respect to assets at Chicago-Midway Airport.

Exit Facility and Equity Purchase. On December 23, 2004, Southwest committed to provide an exit loan facility (the "Exit Facility") to the reorganized Company ("New ATA") of $47 million upon the effective date of a plan of reorganization approved by Southwest. The Exit Facility, under which a reorganized ATA would be the borrower, will provide for (a) a long-term financing, at a based interest rate of 9.5% per annum, paid semi-annually, consisting of one or more five-year notes to refinance up to $40.0 million under the DIP Facility, and (b) a replacement letter of credit (the "Replacement Chicago LOC") for up to $7.0 million to secure loan obligations to the City of Chicago now secured by the Chicago LOC. The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of the New ATA. As of December 31, 2004, no amounts had been received under the Exit Facility.

A closing fee of 2.5% of the Exit Facility is payable by the Company to Southwest. Southwest will also receive an unused commitment fee of 1.0% per annum, paid monthly, for any amounts not drawn pursuant to the Exit Facility and a guaranty fee of 3.0%, per annum, paid monthly, for any amounts secured but not drawn under the Replacement Chicago LOC.

In addition, upon the effective date of a plan of reorganization, Southwest has committed to purchase, through an additional cash investment of $30 million, non-voting senior convertible preferred equity of the New ATA (the "Preferred Equity"). The Preferred Equity will be convertible into 27.5% of the fully diluted economic ownership interest of the New ATA, subject to pro rata dilution for management interests. The Preferred Equity will (a) have voting rights only upon certain events of default, (b) be senior to the common equity of New ATA, and (c) be convertible into common equity of New ATA, at Southwest's option, upon Southwest's sale or transfer of the Preferred Equity to a third party or certain other specified major liquidity events. In addition, the Preferred Equity will earn dividends at the rate of 4.0% per annum and have certain rights to require registration for resale under the securities laws. If not converted within 10 years after the effective date of the plan of reorganization, the Preferred Equity shall, at Southwest's option, either convert into common equity of New ATA or be redeemed.

Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Southwest-ATA Codeshare Agreement (the "Codeshare Agreement"), related to air transportation service to and from Chicago-Midway and additional airports. Under a codeshare arrangement between two air carriers, the codesharing air carriers have permission to book and sell tickets on each other's flights. ATA is the only domestic air carrier with which Southwest, perhaps the strongest U.S.
airline presently, has a codesharing agreement. Under this arrangement both carriers have expanded their flight offerings to customers without the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights. The initial term of the Codeshare Agreement is one year, which will be automatically extended seven additional years once a plan of reorganization in the Company's Chapter 11 case, which is acceptable to Southwest, is confirmed and becomes effective. ATA and Southwest began servicing the codeshare flights on February 4, 2005.

2.  Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates principally in one business segment through ATA, its principal subsidiary, which accounts for approximately 90% of the Company's operating revenues. ATA is a U.S.-certificated air carrier providing domestic and international charter and scheduled passenger air services. Refer to "Note 1 - the Company and the Chapter 11 Filing" for financial statement presentation related to the Filing.

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

Inventories

Inventories consist primarily of expendable aircraft spare parts, fuel and other supplies. Aircraft parts inventories are stated at cost and are reduced by an allowance for obsolescence. The obsolescence allowance is provided by amortizing the cost of the aircraft parts inventory, net of an estimated residual value, over the related fleet's estimated useful service life. The obsolescence allowance at December 31, 2004 and 2003 was $17.3 million and $21.2 million, respectively. Inventories are charged to expense when consumed.

Investment in BATA Leasing, LLC

The Company has a limited liability agreement with Boeing Capital Corporation - Equipment Leasing Corporation forming BATA Leasing LLC ("BATA"), a 50/50 joint venture. Because the Company does not control BATA, the Company's investment is accounted for under the equity method of accounting. BATA is remarketing the

Company's fleet of Boeing 727-200 aircraft in cargo configurations. In exchange for supplying the aircraft, the Company has and expects to continue to receive both cash and its share of the income or loss, after satisfaction of certain loan obligations by BATA, of BATA. As of December 31, 2004, the Company had transferred 23 of its fleet of Boeing 727-200 aircraft to BATA, and expects to transfer no more aircraft in the future.

Prepaid Aircraft Rent

The Company's operating leases require periodic cash payments that vary in amount and frequency. Many of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The Company accounts for aircraft rentals expense in equal monthly amounts over the term of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. The amount of the cash payments in excess of the aircraft rent expense in these early years generated a significant prepaid aircraft rent amount on the Company's balance sheet.

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

In addition, the Company has a travel awards program that allows customers to earn points for travel on ATA. As points accumulate to certain levels, the passenger can redeem them for free travel. The Company had a liability of $1.4 million and $0.7 million at December 31, 2004 and 2003, respectively, related to free travel earned by the travel award customers, but not yet redeemed.

Passenger Traffic Commissions

Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid in advance and not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment, including owned aircraft, are recorded at cost and are depreciated to residual values over their estimated useful service lives using the straight-line method. Leasehold improvements and rotable parts related to the Company's aircraft are depreciated over the period of benefit or the terms of the related leases, whichever is less. The Company's other property and equipment is generally depreciated over lives of three to seven years. The estimated useful service lives of the Company's property and equipment are subject to changes as the Company progresses through its Chapter 11 reorganization.

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

Airframe and Engine Overhauls

The Company has entered into engine manufacturers' maintenance agreements for engines that power the Boeing 737-800, Boeing 757-200, Boeing 757-300 and SAAB 340B fleets, which provide for the Company to pay a monthly fee per engine flight hour in exchange for major overhaul and maintenance of those engines. The Company expenses the cost per flight hour under these agreements as incurred. The cost of engine overhauls for remaining fleet types, and the cost of airframe overhauls for all fleet types other than the SAAB 340B, are capitalized when performed and amortized over estimated useful lives based upon usage, or to earlier fleet or aircraft retirement dates, for both owned and leased aircraft. This accounting treatment was also applied to Boeing 757-200 engine overhauls completed prior to October 2001, the effective date of the engine manufacturers' maintenance agreement for this fleet. Airframe overhauls for SAAB 340B aircraft are expensed as incurred.

Restricted Cash

Restricted cash primarily consists of deposits held to secure outstanding stand-by letters of credit currently provided by the Company. While the existing letters of credit mature within the next 12 months, management believes it is likely that the letters of credit will be renewed and has classified the restricted cash as a long-term asset on the consolidated balance sheets.

Goodwill

The Company annually tests for impairment of goodwill in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142). See "Note 16 - Goodwill."

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

There were no options granted by the Company in the years ended December 31, 2004, 2003 and 2002. Pro forma net income (loss) and per share amounts do not differ significantly from historical amounts presented.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:


                                                December 31,
                                                2004             2003
                                            ---------------------------
                                                   (in thousands)
Cash and money market funds                 $   131,478    $   158,100
Treasury repurchase agreements                    8,174          2,544
                                            ---------------------------
                                            $   139,652    $   160,644
                                            ===========================

4. Accrued Expenses

Accrued expenses consist of the following:

                                                                                        December 31,
                                                                                    2004           2003
                                                                                _________________________
                                                                                        (in thousands)
Accrued salaries                                                                $    12,630   $    12,990
Accrued vacation pay                                                                 19,697        19,899
Other accrued expenses (individually less than 5% of total current liabilities)      89,704        21,800
                                                                                -----------    ----------
                                                                                $   122,031    $  154,689
                                                                                ===========    ==========

5.  Liabilities Subject to Compromise

Liabilities subject to compromise refers to liabilities that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. These amounts result from known or potential claims to be resolved through the Chapter 11 process and such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claims or other events. To date, such adjustments, as reflected in reorganization expense, have been material and the Company anticipates that future adjustments will be material as well. Settlement of these amounts will be established through the plan of reorganization.

At December 31, 2004, the Company has liabilities subject to compromise consisting of the following:

                                                                                   December 31,
                                                                                      2004
                                                                                 (in thousands)
                                                                                ---------------
Aicraft-related accruals and deferred gains                                     $      640,788
Long-term debt, including accrued interest, net of unamoritized issuance costs         456,334
Mandatorily redeemable preferred stock                                                  50,000
Accounts payable                                                                        32,136
Other accrued expenses and liabilities                                                  70,418
                                                                                --------------
                                                                                $    1,249,676
                                                                                ==============

6.  Debt

As of December 31, 2004, the Company's long-term debt consisted only of the DIP Facility, which is described more fully in "Note 1 - The Company and the Chapter 11 Filing." All of the DIP Facility is classified as current as of December 31, 2004.

All of the Company's pre-petition debt is in default due to the Chapter 11 filing. In general, the Company is not permitted to make payments on pre-petition debt including interest while in Chapter 11 and the stated contractual terms are all pre-petition. The Company's pre-petition debt, which is included in liabilities subject to compromise as of December 31, 2004, consisted of the following:


                                                                              December 31,

                                                                              2004                 2003
                                                                           ----------           ----------
                                                                                 (in thousands)

Partially guaranteed term loan from ATSB, variable rate of LIBOR plus a     $ 139,900           $  161,000
margin, averaging 2.5% in 2004 and 2.2% in 2003, payable in varying installments through November 2008

Unamortized discount on partially guaranteed term loan                         (3,655)              (5,350)

Unsecured Senior Notes, fixed rate of 10.5%, partially refinanced in
2004, repaid in August, 2004.                                                       -              175,000

Unsecured Senior Notes, fixed rate of 9.625%, partially refinanced in
2004, payable in December, 2005.                                               20,005              125,000

Unsecured Senior Notes, fixed rate of 13.0% through July 31, 2006 and
14.0% thereafter, payable in February 2009                                    163,064                    -

Unsecured Senior Notes, fixed rate of 12.125% through June 14, 2006 and
13.125% thereafter, payable in June 2010                                      110,233                    -

Secured note payable to institutional lender, variable rate of LIBOR plus 2.0%, averaging 3.7% in 2004 and 3.5% in 2003, payable in varying
installments through October 2005                                               4,700                5,975

Secured note payable to institutional lender, variable rate of LIBOR plus 2.0%, averaging 3.7% in 2003 and 3.5% in 2003, payable in varying
installments through March 2005                                                 3,708                4,983

Mortgage note payable to institutional lender, fixed rate of 8.75%,
payable in varying installments through June 2014                               7,637                8,322

Mortgage note payable to institutional lender, fixed rate of 8.30%,
payable in varying installments through June 2014                               5,671                6,260

City of Chicago variable rate (averaging 1.3% in 2004 and 1.7% in 2003)
special facility revenue bonds, paid in November 2004                               -                6,000

City of Chicago construction financing agreement, rate averaging 5.75%,
payable monthly                                                                 6,978                5,673

Other                                                                           1,266                1,833
                                                                           ----------           ----------
                                                                              459,507              494,696

Less current maturities and short-term debt                                         -               51,645
                                                                           ----------           ----------
                                                                           $  459,507           $  443,051
                                                                           ==========           ==========


The Company has a partially guaranteed secured term loan, a significant portion of which is guaranteed by the ATSB (the "ATSB Loan"). The original terms of the ATSB loan provided interest payable monthly at LIBOR plus a margin. It also provided for guarantee fees payable quarterly at 5.75% of the outstanding guaranteed principal balance in 2004, escalating to 9.5% of the outstanding guaranteed principal balance in 2005 through 2008. The ATSB Loan is subject to certain restrictive covenants and is collateralized primarily by certain receivables, aircraft, spare engines, and rotable parts. The receivables had a carrying amount of approximately $37.6 million as of December 31, 2004. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, two Saab 340B aircraft, 21 Rolls-Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotable parts, which had a combined carrying amount of approximately $33.0 million as of December 31, 2004. In conjunction with obtaining the ATSB Loan, the Company issued a warrant to the ATSB to purchase up to 1,478,059 shares of its common stock, and additional warrants to other loan participants to purchase up to 194,089 shares of its common stock, in each case at an exercise price of $3.53 per share over a term of ten years. The Company allocated $7.4 million to the total value of warrants issued, accounted for as a discount on the loan. The amortization of the discount resulted in an increase in the effective rate of interest on the secured term loan, which was 3.6% as of December 31, 2004 and 3.4% as of December 31, 2003.

The Company had outstanding $175.0 million principal amount of 10.5% unsecured senior notes, $100.0 million of which were sold in 1997 and $75.0 million of which were sold in 1999. Under the original terms, interest on these notes is payable on February 1 and August 1 of each year. In completing the exchange offers on January 30, 2004, the Company issued $163.1 million in aggregate principal amount of 2009 Notes and delivered $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered. The 2009 Notes mature February 1, 2009, with a payment of $7.8 million due on August 1, 2005, bearing interest at 13% through July 31, 2006 and 14% thereafter through maturity. The $19.7 million principal amount of the original notes remained outstanding after the exchange and was paid according to the original terms in August 2004.

The Company also had outstanding $125.0 million principal amount of 9.625% unsecured senior notes. Under the original terms, interest on these notes is payable on June 15 and December 15 of each year. In completing the exchange offers on January 30, 2004, the Company issued $110.2 million in aggregate principal amount of 2010 Notes and delivered $5.2 million in cash in exchange for $105.0 million in aggregate principal amount of the 2005 Notes tendered. The 2010 Notes mature June 15, 2010, with a payment of $5.3 million due on June 15, 2005, bearing interest at 12 1/8% through June 14, 2006 and 13 1/8% thereafter through maturity. The $20.0 million principal amount of the original notes remained outstanding after the exchange and is due according to the original terms in December 2005.

In accordance with FASB emerging Issues Task Force No. 96-19, Debtor's Accounting for Modification or Exchange of Debt Terms ("EITF 96-19"), the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004, related to the exchange of notes described above. The loss is primarily related to the accounting for the $13 million cash consideration paid at closing on the exchange and the $13 million of incremental notes issued.

The Company has outstanding two variable rate five-year notes, each collateralized by one Lockheed L-1011-500 aircraft. The loans have a combined balance of $8.4 million and the related aircraft have a combined carrying amount of $6.8 million as of December 31, 2004.

The Company has outstanding a 14-year loan at 8.75%, secured by a mortgage on its Maintenance and Operations Center at the Indianapolis International Airport. The loan has a balance of $7.6 million and the maintenance facility building has a carrying amount of $7.4 million as of December 31, 2004.

The Company has outstanding a 15-year loan at 8.30% secured by a mortgage on the Maintenance and Operations Center. The loan has a balance of $5.7 million and the operations center building has a carrying amount of $7.7 million as of December 31, 2004.

The Company has outstanding a note payable to the City of Chicago for funds borrowed to finance construction costs for a gate extension at Midway Airport. As of December 31, 2004, the loan has a balance of approximately $7.0 million and is secured by a letter of credit issued for the account of Southwest.

Interest capitalized in connection with long-term asset purchase agreements and construction projects was $0.5 million, $2.8 million and $7.8 million in 2004, 2003 and 2002, respectively. The capitalized interest includes $0.6 million,

$1.9 million and $1.4 million in 2004, 2003 and 2002, respectively, of interest paid to Boeing upon delivery of certain Boeing 737-800 and Boeing 757-300 aircraft in lieu of the Company making additional pre-delivery deposits, as allowed by the purchase agreement. In conjunction with the Filing, the Company no longer capitalizes interest on these pre-delivery deposits in accordance with SOP 90-7.

7.  Lease Commitments

The Company leases aircraft and aircraft engines, ground facilities, including terminal space and maintenance facilities, and ground equipment. As allowed under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, the Company anticipates that its liabilities pertaining to these leases, and the amounts related thereto as discussed below, will change significantly as the Company progresses through its reorganization.

At December 31, 2004, scheduled future minimum lease payments under operating leases having initial non-cancelable lease terms of more than one year were as follows:




                                                Facilities
                            Flight              and Ground
                          Equipment              Equipment             Total
                    ------------------------------------------------------------
                                               (in thousands)
2005                $       144,554           $    13,567          $     158,121

2006                        155,476                12,486                167,962

2007                        173,222                12,434                185,656

2008                        171,425                10,193                181,618

2009                        165,113                 8,155                173,268

Thereafter                1,243,935                21,996              1,265,931
                    ---------------           -----------          -------------
                    $     2,053,725           $    78,831          $   2,132,556
                    ===============           ===========          =============

The Company's aircraft operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Certain of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years has created a prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent schedule to be realized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Certain of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. The portion of the accrued liability scheduled to be paid in the next twelve months is recorded as short- term accrued expenses while the remainder is recorded as long-term deferred items as of December 31, 2003. However, as of December 31, 2004, the entire liability has been recorded as a liability subject to compromise.

The table below summarizes the prepaid and accrued aircraft rents for 2004 and 2003 that result from straight-line expense recognition as reported under the following captions on the Company's balance sheet. The amounts are as of December 31, 2004, and relate to aircraft for which the Company had not yet committed to accept the lease or reject the lease and return the aircraft. The amounts do not give any effect to the potential future impact of the Filing and the plan of reorganization, including the possible rejection or restructuring of the related leases. These events could have a material impact on the amounts and classifications listed below.



                                                                        2004                  2003
                                                                   -------------          -------------
                                                                           (In thousands)

Assets:

Prepaid expenses and other current assets (short-term)             $       7,350          $       3,879
Prepaid aircraft rent (long-term)                                         52,031                144,088
                                                                   -------------          -------------
Total prepaid aircraft rent                                        $      59,381          $     147,967
                                                                   =============          =============
Liabilities:

Accrued expenses (short-term)                                      $          -           $      11,529
Other deferred items (long-term)                                              -                  27,976
Liabilities subject to compromise                                        21,931                      -
                                                                   -------------          -------------

Total accrued aircraft rent                                        $      21,931          $      39,505
                                                                   =============          =============



8. Income Taxes

The provision for income tax expense (credit) consisted of the following:


                                                                   December 31,

                                                     2004             2003              2002
                                               __________________________________________________
                                                                   (In thousands)
Federal:
    Current                                    $      -            $       418       $  (15,743)
    Deferred                                          -                      -           (6,888)
                                               ----------         --------------     -----------
                                                      -                    418          (22,631)
State:
    Current                                           -                    893              306
    Deferred                                          -                      -           (2,625)
                                               ----------           ------------     -----------
                                                      -                    893           (2,319)
                                               ----------           ------------     -----------
Income tax expense (credit)                    $      -            $      1,311      $  (24,950)
                                               ==========          =============     ===========

The income tax expense (credit) differed from the amount obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:




                                                                           December 31,
                                                             2004              2003                2002
                                                    _____________________________________________________
                                                                          (In thousands)

Federal income tax (credit) at statutory rate       $     (285,590)       $      7,611       $    (67,975)

State income tax (credit) net of federal benefit           (18,197)                580             (4,108)

Non-deductible expenses                                      5,881               3,031              2,393

Valuation allowance                                        297,857              (9,871)            43,324

Other, net                                                      49                 (40)             1,416
                                                    --------------        ------------       ------------
Income tax expense (credit)                         $          -          $      1,311       $    (24,950)
                                                    ==============        ============       ============


Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax liability and asset components are as follows:

                                                                                        December 31,
                                                                                   2004                   2003
                                                                           --------------------------------------
                                                                                       (In thousands)
Deferred tax liabilities:

     Property and equipment                                                $    11,975               $    22,325
                                                                           -----------               -----------
     Deferred tax                                                               11,975                    22,325
                                                                           -----------               -----------
Deferred tax assets:

     Aircraft rejection charges                                                215,256                        -

     Tax benefit of net operating loss carryforwards                            81,397                    29,554

     Deferred gain on sale of Chicago-Midway gates                              12,607                        -

     Vacation pay accrual                                                        7,343                     7,418

     Deferred rent expense                                                       7,327                     7,549

     Alternative minimum tax and other tax credit carryforwards                  1,628                     1,689

     Other deductible temporary differences                                     16,849                     9,568
                                                                           -----------               -----------
     Deferred tax assets                                                       342,407                    55,778
                                                                           -----------               -----------
Valuation allowance                                                           (330,432)                  (33,453)
                                                                           -----------               -----------


     Net deferred tax asset                                                $      -                  $        -
                                                                           ===========               ===========


Because of the cumulative losses incurred by the Company, the deferred tax assets have been fully reserved. The Company recorded a full valuation allowance against its net deferred asset of $330.4 million at December 31, 2004 and $33.5 million at December 31, 2003.

As of December 31, 2004, the Company had a $218.1 million federal net operating loss carryforward expiring starting in 2022. As discussed in Note 1 - "The Company and the Chapter 11 Filing", the Company filed for bankruptcy protection on October 26, 2004. As a result, the long-term utilization of the net operating loss carryforwards are expected to be substantially reduced or even eliminated by liabilities and obligations affected by the reorganization plan. Additionally, the Company may have a change in ownership upon emergence from bankruptcy, in which case the U.S. Tax Code would substantially limit the annual usage of any remaining net operating loss carryforwards.

9.  Retirement Plan

The Company has a defined contribution 401(k) savings plan which provides for participation by substantially all the Company's employees immediately upon hire. The Company has elected to contribute an amount equal to 60.0% in 2004, 2003, and 2002, of the amount contributed by each participant up to the first six percent of eligible compensation. Company matching contributions expensed in 2004, 2003 and 2002 were $7.3 million, $6.8 million and $5.2 million, respectively. The Company deferred its scheduled contributions between April and December 2004 to employees not covered under a collective bargaining agreement and expects to make the contribution in early 2005.

Effective January 1, 2003, the Company implemented a defined contribution plan for cockpit crewmember employees that will be fully funded by the Company. In the 2004 and 2003 plan years, the Company contributed between 4.5% and 7.5%, and 4.0% and 6.5%, respectively, of each cockpit crewmember's eligible earnings, depending on years of service with the Company. The contribution percentages increase in future plan years, escalating to between 5.5% and 12.0% of each cockpit crewmember's eligible earnings in 2006. New cockpit crewmembers are eligible for the plan immediately upon hire. Contributions vest after five years of service. The contribution expense for this plan in 2004 and 2003 were $7.3 million and $6.1 million, respectively. In February 2005, the Company entered into a letter agreement with its cockpit crewmember's in which, among other things, the cockpit crewmember's agreed to a 50% reduction in the Company's contributions to the plan between January 31, 2005 and May 31, 2005.

10. Stock Option Plans

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

A summary of common stock option changes follows:


                                                        Number             Weighted-Average
                                                        of Shares            Exercise Price
                                                       -------------        -----------------
Outstanding at December 31, 2001                          2,714,049                   14.14
                                                       -------------        -----------------
    Granted                                                       -                      -
    Exercised                                               (54,261)                   8.27
    Canceled                                               (272,013)                  19.13
                                                       -------------        -----------------
Outstanding at December 31, 2002                          2,387,775         $         13.71
                                                       =============        =================
    Granted                                                       -                      -
    Exercised                                               (26,400)                   8.01
    Canceled                                               (592,676)                  14.88
                                                       -------------        -----------------

Outstanding at December 31, 2003                          1,768,699         $         13.40
                                                       =============        =================
     Granted                                                      -                      -
     Exercised                                              (32,711)                   9.12
     Canceled                                              (521,545)                  10.53
                                                       -------------        -----------------

Outstanding at December 31, 2004                          1,214,443         $         14.75
                                                       =============        =================

Options exercisable at December 31, 2002                  2,329,076         $         13.69
                                                       =============        =================
Options exercisable at December 31, 2003                  1,761,033         $         13.40
                                                       =============        =================
Options exercisable at December 31, 2004                  1,214,443         $         14.75
                                                       =============        =================


Options outstanding at December 31, 2004, expire from January 2005 to November 2011. A total of 3,567,009 shares are reserved for future grants as of December 31, 2004, under the 1993, 1996 and 2000 Plans. The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:


Range of Exercise Prices                                  $6 - $8             $9 - $14           $15 - $19          $20 - $27
                                                      _______________________________________________________________________

Options outstanding:
 Weighted-Average Remaining Contractual Life                 3.17                 2.69                4.97              3.99

 Weighted-Average Exercise Price                      $      7.92          $      9.68       $       15.63     $       26.20
 Number                                                    83,000              585,543             257,350           288,550
Options exercisable:
  Weighted-Average Exercise Price                     $      7.92          $      9.68       $       15.63     $       26.20
  Number                                                   83,000              585,543             257,350           288,550


Any plan of reorganization for the Company could result in holders of common stock receiving no distribution on account of their interests as shareholders and cancellation of the outstanding common stock and options. The arrangements with Southwest for post-reorganization financing, equity injection and codesharing require that all outstanding pre-petition equity of the Company be cancelled without any distributions under the plan to holders of that equity.

As of December 31, 2004, the Company had 6,671,631 common stock shares reserved for issuance in relation to its outstanding stock options, warrants, and convertible redeemable preferred stock. See "Note 11 - Redeemable Preferred Stock" for additional information.

11.  Redeemable Preferred Stock

The Company has outstanding 300 shares of Series B convertible redeemable preferred stock, without par value ("Series B Preferred"), at a price of $100,000 per share. The Series B Preferred is to be redeemed no later than September 20, 2015. The purchaser of the Series B Preferred is entitled to cumulative quarterly dividends at an annual rate of 5.0% on the liquidation amount ($100,000 per share) of the Series B Preferred. The annual rate is subject to an increase to 8.44% on the liquidation amount ($100,000 per share) if the Company fails to pay any quarterly dividend within ten days of the due date. Once dividends in arrears have been paid in full, the rate returns to the original annual rate of 5.0%. The Series B Preferred is classified between liabilities and equity on the Company's accompanying balance sheets because it is convertible into the Company's common stock. The dividends related to the Series B Preferred are recorded below net income or loss on the Company's statements of operations.

The Company also has outstanding 500 shares of Series A redeemable preferred stock, without par value ("Series A Preferred"), at a price of $100,000 per share. The purchaser of the Series A Preferred is entitled to cumulative semiannual dividends at an annual rate of 8.44% on the liquidation amount ($100,000 per share) of the Series A Preferred. The Series A Preferred is optionally redeemable by the Company under certain conditions, but the Company must redeem the Series A Preferred in equal semiannual payments beginning December 28, 2010, and ending December 28, 2015. As of July 1, 2003, per the provisions of FASB Statement of Financial Accounting Standards No. 150,
Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"), the Series A Preferred was classified as a liability on the Company's balance sheet as of December 31, 2003, because it is mandatorily redeemable and not convertible. However, as of December 31, 2004, the Series A Preferred has been recorded as a liability subject to compromise on the Company's balance sheet. The dividends related to the Series A Preferred are recorded as interest expense on the Company's statements of operations.

On January 30, 2004, the Company paid accrued preferred dividends in arrears, including interest, totaling $9.7 million on the Series A Preferred and Series B Preferred due to elimination of a covenant restriction. The Company did not pay, but accrued as a liability subject to compromise, the Series B Preferred dividends due September 15, 2004. Subject to certain exceptions under the

Bankruptcy Code, the Filing provides an automatic stay against the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date until the Bankruptcy Court lifts the stay. In addition, as a result of the Filing, the Company did not accrue or pay the Series A Preferred or Series B Preferred dividends due December 15, 2004.

12.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                    2004                   2003                  2002
                                                             __________________________________________________________________
Numerator:
   Net income (loss)                                         $    (815,729,000)     $      20,434,000      $      (169,264,000)
   Preferred stock dividends                                        (1,125,000)            (4,642,000)              (5,720,000)
                                                             ------------------     ------------------     --------------------
Numerator:
   Income (loss) available to common shareholders -
   numerator for basic earnings per share
                                                                  (816,854,000)            15,792,000             (174,984,000)
                                                             ------------------     ------------------     --------------------
   Effect of dilutive securities:

     Convertible redeemable preferred stock dividend                       -                2,532,000                       -
                                                             ------------------     ------------------     --------------------
   Numerator for diluted earnings per share                  $    (816,854,000)     $      18,324,000      $     (174,984,000)
                                                             ==================     ==================     ====================
Denominator:
   Denominator for basic earnings per share - adjusted
   weighted average shares                                          11,823,769             11,773,713              11,711,906
                                                             ==================     ==================     ====================
   Effect of dilutive securities:
     Employee stock options                                                  -                    119                       -
      Warrants                                                               -                780,518                       -
      Convertible redeemable preferred stock                                 -              1,914,486                       -
                                                             ------------------     ------------------     --------------------
      Dilutive potential securities                                          -              2,695,123                       -
   Denominator for diluted earnings per share - adjusted
   weighted average shares                                          11,823,769             14,468,836              11,711,906
                                                             ==================     ==================     ====================
Basic income (loss) per share                                $           (69.09)    $            1.34         $        (14.94)
                                                             ==================     ==================     ====================
Diluted income (loss) per share                              $           (69.09)    $            1.27         $        (14.94)
                                                             ==================     ==================     ====================


In accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share," 1,914,486 common stock equivalent shares, upon conversion of convertible redeemable preferred stock in 2004 and 2002, have been excluded from the computation of diluted earnings per share because their effect would be antidilutive. In addition, the impact of 11 and 553,025 employee stock options in 2004 and 2002, respectively, was not included in the computation of diluted earnings per share because their effect would be antidilutive. In 2004 and 2002, the impact of 556,097 and 1,002,112 incremental shares from the assumed exercise of warrants issued in conjunction with the guaranteed term loan were not included in the computation of diluted earnings per share because their effect would be antidilutive.

13.  Commitments and Contingencies

The following commitments and contingencies are as of December 31, 2004. The full effect of the Chapter 11 filing and subsequent reorganization plan on these commitments and contingencies is not yet known.

ATA has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. ATA's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of December 31, 2004, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

ATA also has an agreement to purchase four spare engines CFM56-7B27 engines, which are currently scheduled for delivery between 2005 and 2008.

As allowed under section 365 on the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts subject to the approval of the Bankruptcy Court and certain other conditions. The Company's ability to obtain financing at rates and terms similar to historical agreements, if at all, is not known. Therefore, the future obligations for these deliveries cannot be reasonably estimated.

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

The U.S. Government is the only customer that accounted for more than 10.0% of consolidated revenues. U.S. Government revenues accounted for 21.3%, 19.6% and 13.9% of consolidated revenues for 2004, 2003 and 2002, respectively.

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

The Company began performing impairment reviews on its 727-200 fleet in 2000 and the fleet became impaired under FAS 121 in 2001, subsequent to the terrorist attacks of September 11. In accordance with FAS 121, the Company continues to monitor the current fair market value of these previously impaired assets. In 2004, the Company recorded an additional asset impairment charge of $7.9 million against its remaining net book value of Boeing 727-200 aircraft (recorded as an investment in the BATA joint venture) and related assets, as compared to recording a $5.3 million and a $35.9 million impairment charge in 2003 and 2002, respectively. The Company's current estimate of this fleet's fair market value was based on future cash flow analysis. The carrying amount of related assets to this fleet is classified as long-term assets held for sale and appears in the deposits and other assets line of the accompanying balance sheet.

In 2002, the Company recorded a charge of $14.2 million related to the retirement of one owned L-1011-500 aircraft. As a result, the Company began evaluating this fleet and related parts and inventory for impairment under FAS 144 assuming a common fleet retirement date of December 2010 and the fleet remained unimpaired through 2003. In 2004, given the Company's financial position, cash constraints and related limitations imposed by the Chapter 11 filing initiated in the fourth quarter of 2004, the Company determined the likelihood of expending the funds to perform heavy checks on the airframes when they become due in late 2005 through mid 2007 is remote. Therefore, the Company evaluated the fleet and related parts and inventory for impairment assuming the aircraft would be retired at the date of their next required airframe heavy check. This evaluation indicated that the aircraft were impaired and the Company recorded a related impairment charge of $44.5 million in the fourth quarter of 2004. The Company estimates this fleet's fair market value using discounted cash flow analysis. In accordance with SOP 90-7, because the 2004 impairment charge was directly related to the Company's reorganization under Chapter 11, the charge was recorded as a reorganization expense on the Company's statement of operations. The carrying amount of these assets is classified as assets held for use and appears in the property and equipment section of the accompanying consolidated balance sheets, as the Company is still flying these aircraft. The assets are being depreciated in accordance with the planned fleet retirement schedule.

16.   Goodwill

The Company's goodwill is related to its ATA Leisure Corp. ("ATALC"), ATA Cargo and Chicago Express subsidiaries, which were acquired in 1999.

As required by FAS 142, the Company performed its first goodwill impairment test in the fourth quarter of 2002. The Company identified two FAS 142 reporting units for ATALC. The ATALC brands outsourced to MTC were one reporting unit. The other reporting unit related to the Key Tours brands ("KTI") that sold Canadian rail packages and ground packages in Las Vegas. In the 2002 goodwill impairment review, the Company determined that the goodwill related to Chicago Express, ATA Cargo and the Mark Travel Corporation (the "MTC") reporting unit was not impaired. However, the estimated fair value of the KTI reporting unit was lower than the carrying amount, and an impairment loss of $6.9 million, reflecting the total goodwill balance for KTI, was recorded in the fourth quarter of 2002. As of July 1, 2003, the Company ceased marketing the KTI brands.

The Company's 2003 annual goodwill impairment test resulted in no additional goodwill impairment expense. In its 2004 annual goodwill impairment test, the Company determined that goodwill related to Chicago Express and ATA Cargo remained unimpaired, but that the estimated fair value of the MTC product was lower than the carrying amount resulting in an impairment loss of $6.4 million. The Company determined that the impairment was directly related to its reorganization efforts, including route and operating changes, and recorded the charge as a reorganization expense on its statement of operations.

In all three years, the fair values of all of the Company's reporting units were estimated using discounted future cash flows since market quotes were not readily available.

17.    Related Party Transactions

J. George Mikelsons, the Company's Chairman and Chief Executive Officer, is the sole owner of Betaco, Inc., a Delaware corporation ("Betaco"). Betaco currently owns two airplanes, a Cessna Citation II and a Lear Jet, and two helicopters, a Bell 206B Jet Ranger III and a Bell 206L-3 LongRanger. The two airplanes are leased or subleased to ATA. The LongRanger helicopter is leased to American
Trans Air ExecuJet, Inc. ("ExecuJet"), a subsidiary of ATA Holdings Corp. ExecuJet subleases the LongRanger to an Indianapolis television station. During a portion of 2004, Betaco leased a Jet Ranger III helicopter to ExecuJet for specialty charter flying during 2004, but rejected this lease in January 2005 as part of the Chapter 11 proceedings.

The lease for the Cessna Citation currently requires a monthly payment of $27,600 for a term beginning April 1, 2004, and ending on March 31, 2007. The lease for the Lear Jet requires a monthly payment of $27,600 for a term beginning April 1, 2004, and ending March 31, 2007. The lease for the LongRanger requires a monthly payment of $15,000 for a term beginning April 1, 2004, and ending March 31, 2007. Pursuant to various stipulations, the Company has made payments in respect of the Cessna Citation, the Lear Jet and the LongRanger at the pre-bankruptcy lease rates in exchange for extensions of the 60-day election period under section 1110 of the Bankruptcy Code. As a result, the Company has preserved its right to assume or reject the leases. The Company believes that the current terms of the leases and subleases with Betaco for this equipment are no less favorable to the Company than those that could be obtained from third parties.

Since 1996, the Company and Mr. Mikelsons had an arrangement pursuant to which the Company provided certain domestic employees of Mr. Mikelsons with salary, health insurance and other non-cash benefits. The Company invoiced Mr. Mikelsons quarterly for the full amount of such benefits. Prior to 2003, the timing of payments from Mr. Mikelsons to the Company had been inconsistent, but beginning in 2003, Mr. Mikelsons reimbursed the Company prior to the date of each salary payment for these employees. This arrangement ended in October 2004.

In 2004, the Company paid approximately $236,000 in associated compensation, plus associated benefits, to five employees who served as the crew for a boat owned by another company owned by Mr. Mikelsons. Under an agreement dated as of July 1, 2002, the Company agreed to pay for these employees in exchange for its use of the boat for business purposes (e.g., the entertainment of clients, customers and vendors of the Company). To the extent that for any fiscal year the crew's compensation, plus associated non-cash benefits, exceeds 75% of the amount that would have been charged by an outside third party under a fair market rental contract for the Company's actual business use of the boat, Mr. Mikelsons is responsible for paying the difference. In 2004, the Company's use of the boat resulted in no payments by Mr. Mikelsons to the Company. In October 2004, the agreement was discontinued.

As of December 31, 2004, Mr. Mikelsons owes $653,225 to the Company pursuant to the arrangements relating to the domestic employees and the crew. On October 26, 2004, the Company and Mr. Mikelsons signed an agreement for the repayment of the debt which requires quarterly installments of $19,403 beginning January 26, 2005 through October 26, 2009 and bears interest at 3.6% per annum. The remaining balance becomes due and payable on October 26, 2009.

18. Subsidiary Guarantees

ATA Holdings Corp. has issued unsecured senior note indentures which are fully and unconditionally and jointly and severally guaranteed on an unsecured basis by the following subsidiaries: ATA, Ambassadair Travel Club Inc., ATALC, Amber Travel Inc., ExecuJet, Chicago Express and ATA Cargo. The subsidiary guarantors are 100%-owned subsidiaries of the Company. ATA Holdings Corp. has no independent assets or operations and the guarantor subsidiaries generated 99.9% and 100.0% of the consolidated revenues and net profits of the Company, respectively, for the years ended December 31, 2003 and 2004. Therefore, condensed consolidating financial information is not presented.

19.  Subsequent Events

On February 7, 2005, the Company announced it intends to sell or discontinue Chicago Express' business, including its DOT and FAA certificates, as part of the Company's continuing reorganization effort. The sale decision resulted from a recent determination to change the Company's route network, including reducing its flight schedules in the Indianapolis market. The Company presently intends to discontinue all flights serviced by Chicago Express by March 28, 2005. Chicago Express is a regional feeder carrier operating as ATA Connection and connecting small and medium-sized cities with either Chicago-Midway or Indianapolis. Chicago Express has a non-unionized workforce employing 400 people in Chicago and another 200 people in various other cities Chicago Express serves. The Company can make no guarantees that it will find a suitable buyer for Chicago Express. As of December 31, 2004, the Company had made no change in the presentation of assets and liabilities related to Chicago Express on the accompanying balance sheets and depending on the outcome of the sale process, may incur a charge against future earnings related to a write-down of certain Chicago Express assets, including goodwill.

As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. For the period from January 1, 2005 to March 25, 2005, with regards to the 76 leased aircraft, the Company has returned 22 of these aircraft and related engines to the lessor. The Company expects to return 28 additional aircraft and related engines to the lessor between March 31, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 aircraft and related engines. Finally, the Company has elected to cure existing defaults and is paying the contract rates required under the Bankruptcy Code with respect to 16 aircraft and related engines. The Company expects these changes in fleet to result in additional changes to amounts reported in the December 31, 2004 balance sheet associated with the aircraft, including prepaid aircraft rent, and to result in additional significant aircraft rejection charges in 2005.

20. Selected Supplemental Quarterly Data (Unaudited)


                                  Financial Statements and Supplementary Data
                                      ATA Holdings Corp. and Subsidiaries
                                       2004 Quarterly Financial Summary
                                                  (Unaudited)



__________________________________________________________________________________________________________________
(In thousands,  except per share data)              3/31             6/30             9/30              12/31
__________________________________________________________________________________________________________________
Operating revenues                             $       387,333    $    390,774     $   401,219      $      353,245
Operating expenses (1)                                 409,684         401,297         417,397             404,356
Operating loss                                         (22,351)        (10,523)        (16,178)            (51,111)
Reorganization expenses (2)                                  -              -                -            (638,479)
Other expenses                                         (41,993)        (15,139)        (14,726)             (5,530)
Loss before income taxes                               (64,344)        (25,662)        (30,904)           (695,120)
Income taxes (credits)                                       -               -               -                (301)
Preferred stock dividends                                  375             375             375                   -
Loss available to common shareholders          $       (64,719)   $    (26,037)    $   (31,279)     $     (694,819)
Net loss per common share - basic              $         (5.47)   $      (2.20)    $     (2.65)     $       (58.76)
Net loss per common share - diluted            $         (5.40)   $      (2.20)    $     (2.65)     $       (58.76)


                                    Financial Statements and Supplementary Data
                                        ATA Holdings Corp. and Subsidiaries
                                        2003 Quarterly Financial Summary
                                                    (Unaudited)

____________________________________________________________________________________________________________________
(In thousands,  except per share data)                    3/31              6/30            9/30            12/31
____________________________________________________________________________________________________________________
Operating revenues                                $       373,629     $     388,122   $     387,703   $     369,079
Operating expenses (1)                                    372,109           332,177         358,237         378,469
Operating income (loss)                                     1,520            55,945          29,466          (9,390)
Other expenses                                            (12,512)          (12,630)        (14,432)        (16,222)
Income (loss) before income taxes                         (10,992)           43,315          15,034         (25,612)
Income taxes (credits)                                         -                -             7,311          (6,000)
Preferred stock dividends                                     375             2,485           1,149             633
Income (loss) available to common shareholders    $       (11,367)    $      40,830   $       6,574   $     (20,245)
Net income (loss) per common share - basic        $         (0.97)    $        3.47   $        0.56   $       (1.72)
Net income (loss) per common share - diluted      $         (0.97)    $        2.93   $        0.53   $       (1.72)




(1) Operating income (loss) for the years ended December 31, 2004 and 2003 include the following items:

                                                                        2004
Quarter Ended                                    3/31       6/30        9/30    12/31       Total
                                                 _____________________________________________________
Aircraft impairments and retirements             $  -    $     -        $  -    $  (7,887)  $  (7,887)
                                                 ----    -------        ----    ---------   ---------
Total - income (loss)                            $  -    $     -        $  -    $  (7,887)  $  (7,887)
                                                 ====    =======        ====    =========   =========


                                                                        2003
Quarter Ended                                    3/31       6/30        9/30    12/31       Total
                                                 _____________________________________________________
Aircraft impairments and retirements             $  -    $     -        $  -    $  (5,288)  $  (5,288)

U.S. Government grants                              -     37,156           -            -      37,156
                                                 ----    -------        ----    ---------   ---------
Total - income (loss)                            $  -    $37,156        $  -    $  (5,288)  $  31,868
                                                 ====    =======        ====    =========   =========


(2) The accompanying consolidated financial statements, for the period ended December 31, 2004, of the Company have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7) and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Reorganization expenses identify those costs not in the ordinary business and include aircraft lease rejection charges, impairments and professional fees related to the Filing. See "Notes to Consolidated Financial Statements
     - Note 1 - The Company and the Chapter 11 Filing" for more information.

Item 9. Changes in and Disagreements with Accountants on Accounting and + Financial Disclosure

No change of auditors or disagreements on accounting methods has occurred which would require disclosure hereunder.

Item 9A.  Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the quarter ended December 31, 2004, there were no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors and Officers of the Registrant

Directors:

J. GEORGE  MIKELSONS                                       Director  since 1993
J. George Mikelsons, age 68, is the founder, Chairman of the Board, Chief Executive Officer and, prior to the Company's initial public offering in May 1993, was the sole shareholder of the Company. Mr. Mikelsons founded ATA and Ambassadair Travel Club, Inc. in 1973. Mr. Mikelsons serves on the Board of Directors and is a member of the Executive Committee of the Air Transport Association. Mr. Mikelsons also serves on the Board of Directors of The Indianapolis Zoo, the Indianapolis Convention and Visitors Association (where he is a member of the Executive Committee) and the Central Indiana Corporate Partnership. Mr. Mikelsons has been an airline captain since 1966 and remains current on several jet aircraft. Mr. Mikelsons is a citizen of the United States.

JAMES W. HLAVACEK                                           Director since 1993
James W. Hlavacek, age 68, joined ATA in 1983 and served as Executive Vice President from 1989 to 2005. In 1995, he was appointed Chief Operating Officer for the carrier, and in May 2003, he was appointed Vice Chairman. In addition, he oversees the Company's regional commuter airline, Chicago Express Airlines, Inc. (doing business as ATA Connection), which is based at Chicago-Midway International Airport. From 1983 through 1989, he served ATA in various capacities, including Fleet Chief Pilot, System Chief Pilot and Vice President of Operations. He has served as a member of the National Air Carrier Association
(NACA) Board of Directors since 1997. He is also a member of the Chicagoland Chamber of Commerce Board of Directions, the Chicago Convention and Tourism Bureau Board of Directors, and the Military Airlift and Security Practices Committee for the National Defense Transportation Association. Mr. Hlavacek began his aviation career as a pilot in the U.S. Air Force. He is a native of Chicago and a graduate of the University of Illinois. Mr. Hlavacek is a citizen of the United States.

GILBERT F. VIETS                                            Director since 2003
Gilbert F. Viets, age 61, is the Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, Mr. Viets was a clinical professor in the Systems and Accounting Graduate Program of the Kelley School of Business at Indiana University, Bloomington, Indiana. Mr. Viets, a Certified Public Accountant, was with Arthur Andersen LLP for 35 years before retiring in 2000. He graduated from Washburn University of Topeka, Kansas. He has been active in numerous civic organizations and presently serves on the finance committees of St. Vincent Hospital and Healthcare Center, Inc. and St. Vincent Health, both located in Indianapolis, Indiana. Mr. Viets is a citizen of the United States.

ROBERT A. ABEL                                              Director since 1993
Robert A. Abel, age 52, is a director in the public accounting firm of Blue & Co., LLC. Mr. Abel is a magna cum laude graduate of Indiana State University with a B.S. Degree in Accounting. He is a Certified Public Accountant with over 25 years of public accounting experience in the areas of auditing and corporate tax. He has been involved with aviation accounting and finance since 1976. Blue & Co., LLC provides tax and accounting services to the Company in connection with selected matters. Mr. Abel's principal business address is 12800 N. Meridian Street, Carmel, Indiana 46032. Mr. Abel is a citizen of the United States.

ANDREJS P.  STIPNIEKS                                       Director since 1993
Andrejs P. Stipnieks, age 64, is an international aviation consultant. He graduated from the University of Adelaide, South Australia, and is a Barrister and Solicitor of the Supreme Courts of South Australia, the Australian Capital Territory and of the High Court of Australia. Until 1998, Mr. Stipnieks was a Senior Government Solicitor in the Australian Attorney General's Department, specializing in aviation and surface transport law and practice. He has represented Australia on the Legal Committee of the International Civil Aviation Organization at Montreal. Mr. Stipnieks' principal business address is Gleznotaju Iela 5-6, Riga 1050, Latvia. Mr. Stipnieks is a citizen of Australia.

CLAUDE E. WILLIS,  D.D.S.                                   Director since 2001
Claude E. Willis, age 59, has been in private dental practice in Indianapolis for 29 years. He is a member of the American Dental Association, the Indianapolis District Dental Society and was named on a list of "Top Dentists in America" by the Consumers Research Council of America. A 1968 graduate of Purdue University's School of Science, Dr. Willis completed his graduate studies earning a Doctor of Dental Surgery Degree from Indiana University School of Dentistry in 1972. Dr. Willis' principal business address is 5938 W. State Road 135, Trafalgar, Indiana 46181. Dr. Willis is a citizen of the United States.

BYRON F. JOHNSON                                           Director  since 2004
Byron F. Johnson, age 64, is Chairman of the Audit Committee of the Company's Board of Directors. Johnson, a Certified Public Accountant, worked for Arthur Andersen L.L.P. for 38 years. He served as Director of the firm's Utility
Industry Program for the Central Region of the U.S. for many years and the Director of the firm's Airline Industry Program. He had overall responsibility for several well-known public companies in the regulated utility and airline industries and participated on the American Institute of Certified Public Accountants (AICPA) committees supporting the development of appropriate accounting and financial reporting initiatives in the utility and airline industries. He became a retired partner in April 2000. Johnson graduated from Iowa Wesleyan College in Mount Pleasant, Iowa in 1962 where he continues on the Board of Trustees after serving 18 years as Chairman of the Board. He served in U.S. Marine Corps Reserve from 1963 to 1969. Johnson currently performs consulting services on a limited basis and assists in various local community projects. Mr. Johnson's principal business address is 36 Ridge Road, Barrington Hills, Illinois. 60010. Mr. Johnson is a citizen of the United States.

Executive Officers:

J. GEORGE MIKELSONS   Chairman and Chief Executive Officer of ATA Holdings Corp.

JOHN G. DENISON       Co-Chief Restructuring Officer of ATA Holdings Corp. and
                              Chief Executive Officer of ATA Airlines, Inc.

Mr. Denison retired from Southwest Airlines as Executive Vice President of Corporate Services in 2001, after 15 years with the low-cost carrier. Denison also previously held the position of Vice President Finance and Chief Financial Officer. Prior to joining Southwest Airlines, Mr. Denison held various finance positions with The LTV Corporation (May 1980-March 1986) and Chrysler
Corporation (August 1969-May 1980). Mr. Denison graduated from Oakland University in Rochester, Michigan, with a B.A. in economics and received an M.B.A. in finance from Wayne State University in Detroit, Michigan.

GILBERT F. VIETS      Chief Financial Officer of ATA Holdings Corp.

JAMES W. HLAVACEK     Vice Chairman of ATA Holdings Corp.

JOHN GRABER           Senior Vice President of Flight Operations and Maintenance

John W. Graber, age 48, joined ATA in 1993 as a pilot. From 1996 to 2005, he served ATA in various capacities, including Director of Flight Standards & Training, System Chief Pilot & Director of Line Operations, Captain, and Check Airman. In January 2005, he was appointed Senior Vice President, Flight Operations and Maintenance. Captain Graber is qualified to fly Boeing 737 aircraft. An officer and pilot in the Army Reserve, he has held numerous command and flight operations posts as a reservist and on active duty. He has served as a member of the Air Transport Association's Training Committee, and Chairman of the Air Transport Association's National Crew Resource Management Conference. He is a member of the Advisory Board of the American Red Cross of Greater Indianapolis. He graduated from Edison State University of Trenton, New Jersey, and is a cum laude Master of Business Administration graduate of the University of Notre Dame. He is a citizen of the United States.

Audit Committee Composition

The Company has a separately designated standing Audit Committee comprised of Byron Johnson, Andrejs Stipnieks and Claude E. Willis. The Chairman of the Audit Committee, Byron Johnson, meets the "independence test" of the SEC and NASDAQ Listing Standards and is a "financial expert" as defined in Item 401 of Regulation S-K. The other members of the Audit Committee also meet the "independence test."

Code of Ethics

The Company has a Corporate Code of Business Conduct and Ethics which is posted on the Company's web site (www.ata.com) in the "Investor Relations" section. The Code is applicable to all members of the Company's Board of Directors, as well as the Company's executive officers. The Company intends to disclose any amendments to, or waivers from, any of the provisions of the Code by posting such information on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Company's shares to file with the Securities and Exchange Commission reports on their ownership of shares of the Company. Based solely on its review of copies of such reports, the Company believes that all filing requirements were satisfied by each such person during 2004.

Item 11.   Executive Compensation


                                S U M M A R Y   C O M P E N S A T I O N   T A B L E
---------------------------------------------------------------------------------------------------------------------------

This table shows the  compensation  paid or accrued to the Chief  Executive  Officer and Chairman of the Board,  the Executive  Vice
President and Chief Financial Officer,  the next four (4) most highly compensated  executive officers of the Company in 2004 and the former Senior Vice President,  Strategic  Sourcing and Process  Improvement (the "named executive  officers") for services  rendered during the last three fiscal years.

                                                                                  Long-Term
                                                Annual Compensation              Compensation
                                                -------------------              ------------


                                                                                   Securities
      Name and                                                                    Underlying           All Other
 Principal Position             Year           Salary($)     Bonus($)             Options (#)      Compensation($)
 ------------------             ----           ---------     --------             -----------      ---------------

J. George Mikelsons             2004           629,708         None                None                 5,715(1)
Chief Executive Officer and     2003           687,916         None                None                 7,200(2)
Chairman of the Board           2002           681,443         None                None                 6,600(3)

James W. Hlavacek               2004           269,231         None                None                 1,745(1)
Vice Chairman                   2003           280,000         None                None                 7,200(2)
                                2002           346,635         None                None                 6,600(3)

Gilbert Viets4                  2004           152,115         None                None                   None
Executive Vice President and    2003              None         None                None                   None
Chief Financial Officer         2002              None         None                None                   None

David M. Wing5                  2004           399,672         None                None                 2,908(1)
Former Executive Vice President 2003           319,846         None                None                 7,200(2)
And Chief Financial Officer     2002           207,981         None                None                 6,600(3)

William D. Beal6                2004           262,308         None                None                 1,904(1)
Former Sr. Vice President,      2003           248,500         None                None                 7,200(2)
Operations                      2002           207,981         None                None                 7,229(3)

John Happ7                      2004           252,769         None                None                   None
Former Sr. Vice President,      2003           122,308         None                None                   None
Marketing And Sales             2002              None         None                None                   None

Randy E. Marlar8                2004           199,298         None                None                 2,160(1)
Former Sr. Vice President,      2003           230,923         None                None                 7,200(2)
Strategic Sourcing and Process  2002           188,173         None                None                 7,494(3)
Improvement

1 Represents the amount of the Company's matching contribution to its 401(k) Plan for the first quarter of 2004. The Company has not made a matching contribution for the second, third and fourth quarters of 2004, but plans to do so in early 2005.

2 Represents the amount of the Company's matching contribution to its 401(k) Plan in 2003.

3 Represents the amount of the Company's matching contribution to its 401(k) Plan in 2002.

4    Mr. Viets became an employee of the Company in June 2004.

5    Mr. Wing resigned December 21, 2004.

6    Mr. Beal retired on January 24, 2005.

7    Mr. Happ resigned on February 3, 2005.

8    Mr. Marlar resigned on May 21, 2004.


                                                  O P T I O N  E X E R C I S E S  AND
                                           Y E A R-E N D  O P T I O N  V A L U E S  T A B L E
---------------------------------------------------------------------------------------------------------------------------

This table shows the number and value of stock options (exercised and unexercised) for the named executive officers during 2004.


                                                                                                     Value of
                                                                                                    Unexercised
                                                             Number of Securities                   In-The-Money
                             Shares                         Underlying Unexercised                 Options At Fiscal
                             Acquired         Value       Options At Fiscal Year-End                 Year-End
                            On Exercise     Realized                                                Exercisable (E)/
 Name                        (#)               ($)      Exercisable     Unexercisable               Unexercisable(U)($)
-------------------------------------------------------------------------------------------------------------------

J. George Mikelsons             -0-             -0-           -0-           -0-                    -0-      (E)
                                                                                                   -0-      (U)

James W. Hlavacek               -0-             -0-         270,098         -0-                    -0-      (E)
                                                                                                   -0-      (U)

David M. Wing                   -0-             -0-          59,558         -0-                    -0-      (E)
                                                                                                   -0-      (U)

William D. Beal                 -0-             -0-          39,333         -0-                    -0-      (E)
                                                                                                   -0-      (U)

Gilbert Viets                   -0-             -0-           -0-           -0-                    -0-      (E)
                                                                                                   -0-      (U)

John Happ                       -0-             -0-           -0-           -0-                    -0-      (E)
                                                                                                   -0-      (U)

Randy E. Marlar                 -0-             -0-           -0-           -0-                    -0-      (E)
                                                                                                   -0-      (U)


Compensation Committee Composition

The objectives of ATAH's executive compensation programs are to: (i) attract and retain talented and experienced executives with compensation that is competitive with other U.S. airlines within a range of sizes, both smaller and larger than ATA; (ii) reward outstanding performance and provide incentives based on individual and corporate performance; and (iii) use equity-based compensation (in the form of either restricted stock or stock options) to align the interests of management with those of the shareholders.

The  Compensation  Committee is  responsible  for  administering  the  Company's compensation policies and programs. The Compensation Committee currently consists of three (3) independent non-employee directors: Claude E. Willis (Chairman), Andrejs P. Stipnieks, and Robert A. Abel. Mr. Abel is a director in the accounting firm of Blue & Co., LLC. Mr. Abel's firm provided tax and accounting services to the Company in 2004.

Compensation Committee Interlocks and Insider Participation

None of the Company's executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company's Board of Directors.

Employment Agreements

In connection with the appointment of John G. Denison as the Chief Executive Officer of ATA, ATA entered into an employment agreement with Mr. Denison on March 7, 2005. The agreement is for an indefinite period of time until the earlier of such time as Mr. Denison resigns or voluntarily terminates his employment or ATA's Board of Directors terminates his employment, removes him form office or appoints him to another position. The agreement provides for the payment of the sum of $25,000 for the period from January 20, 2005 (the date Mr. Denison's employment with ATA commenced) to February 20, 2005 and a beginning salary, commencing February 21, 2005, of $315,000 per year. Mr. Denison is also eligible to be considered for a discretionary bonus upon the earlier to occur of: (a) termination of his employment; (b) a transaction involving the Company and/or ATA such as a merger, recapitalization, acquisition of the Company's stock or assets by a purchaser or confirmation of a Chapter 11 reorganization plan for ATA or the Company or both of them; or (c) December 31, 2005.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

                                           B E N E F I C I A L  O W N E R S H I P  T A B L E
---------------------------------------------------------------------------------------------------------------------------

       This table indicates the number of shares of common stock owned by (i) the named executive officers (ii) the directors; (iii)
any person known by management to beneficially own more than 5% of the outstanding shares of common stock; and (iv) all directors and executive officers of the Company as a group as of March 4, 2005.

                                                                                                       Percent of
                                                        Number of Shares               Right to        Outstanding
Name and Address of Individual/Group                         Owned 1                   Acquire 2          Shares 3
------------------------------------                         -------                   ---------          --------

J. George Mikelsons                                         8,210,214                       --                 70
7337 West Washington Street
Indianapolis, IN 46231

James W. Hlavacek                                                  --                   264,098                --

Robert A. Abel                                                  4,000                     4,000                --

Gilbert F. Viets                                                4,000                        --                --

Andrejs P. Stipnieks                                           15,320                     4,000                --

Claude E. Willis                                                  300                     2,500                --

Byron F. Johnson                                                   --                        --                --

David M. Wing4                                                  1,074                        --                --

William D. Beal5                                                  57                     39,333                --

John Happ6                                                         --                        --                --

Randy E. Marlar7                                                  272                        --                --

Dimensional Fund Advisors, Inc.8                              683,379                        --               5.8

Air Transportation Stabilization Board9                     1,478,059                        --              12.5

All directors and executive officers
as a group 10 (excluding J. George Mikelsons)                  25,023                   313,931                --

1 Includes shares for which the named person has shared voting and investment power with a spouse.

2 Shares that can be acquired through presently exercisable stock options or stock options which will become exercisable by their terms within 60 days.

3    If more than 1%.

4    Mr. Wing resigned on December 21, 2004.

5    Mr. Beal retired on January 24, 2005.

6    Mr. Happ resigned on February 3, 2005.

7    Mr. Marlar resigned on May 21, 2004.

8 Dimensional Fund Advisors Inc. ("Dimensional"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. (These investment companies, trusts and accounts are referred to as the "Funds.") In its role as investment adviser and investment manager, Dimensional possesses voting and/or investment power over the shares of common stock described in this table that are owned by the Funds. Such shares of common stock are owned by the Funds, and Dimensional disclaims beneficial ownership of such securities. The information in the table and this footnote is based on information supplied by Dimensional on Schedule 13G filed with the SEC on February 9, 2005.

9 The ATSB beneficially owns 1,478,059 shares of common stock through its ownership of a warrant. The warrant has an exercise price of $3.53 per share and is immediately exercisable.

10 Group consists of 10 persons (Messers. Hlavacek, Abel, Stipnieks, Viets, Willis, Johnson, Wing, Beal, Happ and Marlar).

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004:

                            Number  of  securities
                             to be  issued  upon                           Number of  securities
                               exercise  of                              remaining available for
                           outstanding  options,   Weighted-average       future issuance under
                           warrants and rights   exercise price of       equity  compensation  plans
                                 (a)(#)             outstanding            (excluding securities
                                --------         options,  warrants        reflected in column (a))
Plan Category                                     and rights(b)($)              (c) (#)
------------                                     ----------------               -------
Equity compensation
plans approved by
security holders(1)          1,214,443               $14.75                   3,000,000

Equity compensation
plans not approved by
security holders

              Total          1,214,443               $14.75                   3,000,000

1 Includes the 1993 Incentive Stock Plan for Key Employees, the 1996 Incentive Stock Plan for Key Employees and the 2000 Incentive Stock Plan for Key Employees.


Item 13.   Certain Relationships and Related Transactions

J. George Mikelsons, the Company's Chairman and Chief Executive Officer, is the sole owner of Betaco, Inc., a Delaware corporation ("Betaco"). Betaco currently owns two airplanes, a Cessna Citation II and a Lear Jet, and two helicopters, a Bell 206B Jet Ranger III and a Bell 206L-3 LongRanger. The two airplanes are leased or subleased to ATA. The LongRanger helicopter is leased to American
Trans Air ExecuJet, Inc. ("ExecuJet"), a subsidiary of ATA Holdings Corp. ExecuJet subleases the LongRanger to an Indianapolis television station. During a portion of 2004, Betaco leased a Jet Ranger III helicopter to ExecuJet for specialty charter flying during 2004, but rejected this lease in January 2005 as part of the Chapter 11 proceedings.

The lease for the Cessna Citation currently requires a monthly payment of $27,600 for a term beginning April 1, 2004, and ending on March 31, 2007. The lease for the Lear Jet requires a monthly payment of $27,600 for a term beginning April 1, 2004, and ending March 31, 2007. The lease for the LongRanger requires a monthly payment of $15,000 for a term beginning April 1, 2004, and ending March 31, 2007. Pursuant to various stipulations, the Company has made payments in respect of the Cessna Citation, the Lear Jet and the LongRanger at the pre-bankruptcy lease rates in exchange for extensions of the 60-day election period under section 1110 of the Bankruptcy Code. As a result, the Company has preserved its right to assume or reject the leases. The Company believes that the current terms of the leases and subleases with Betaco for this equipment are no less favorable to the Company than those that could be obtained from third parties.

Since 1996, the Company and Mr. Mikelsons had an arrangement pursuant to which the Company provided certain domestic employees of Mr. Mikelsons with salary, health insurance and other non-cash benefits. The Company invoiced Mr. Mikelsons quarterly for the full amount of such benefits. Prior to 2003, the timing of payments from Mr. Mikelsons to the Company had been inconsistent, but beginning in 2003, Mr. Mikelsons has reimbursed the Company prior to the date of each salary payment for these employees. This arrangement ended in October 2004.

In 2004, the Company paid approximately $236,000 in associated compensation, plus associated benefits, to five employees who served as the crew for a boat owned by Betaco and another company owned by Mr. Mikelsons. Under an agreement dated as of July 1, 2002, the Company agreed to pay for these employees in exchange for its use of the boat for business purposes (e.g., the entertainment of clients, customers and vendors of the Company). To the extent that for any fiscal year the crew's compensation, plus associated non-cash benefits, exceeds 75% of the amount that would have been charged by an outside third party under a fair market rental contract for the Company's actual business use of the boat, Mr. Mikelsons is responsible for paying the difference. In 2004, the Company's use of the boat resulted in no payments by Mr. Mikelsons to the Company. In October 2004, the agreement was discontinued.

ATA received a $168.0 million ATSB Loan in November 2002, $148.5 million of which is guaranteed by the ATSB. As of December 31, 2004, $139.9 million was outstanding under the ATSB Loan. In connection with the ATSB Loan, ATA Holdings Corp. issued 1,478,059 warrants to the ATSB to purchase the Company's stock. During 2004, the Company made principal payments of $21.0 million against the $168.0 million ATSB loan and also made interest payments of $8.2 million. On January 30, 2004, the ATSB granted a waiver to the loan agreement that allowed the Company to exchange its 2004 Notes for 2009 Notes and its 2005 Notes for 2010 Notes. See "Notes to Consolidated Financial Statements - Note 6 - Debt" for more information.

On October 29, 2004 the Bankruptcy Court entered an interim order which permits ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's ATSB Loan, a significant portion of which is guaranteed by the ATSB. The interim order has the effect of giving the ATSB Loan lenders a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral. This interim order has been extended for successive short periods, currently through April 7, 2005, and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11 of the U. S. Bankruptcy Code.

As of December 31, 2004, Mr. Mikelsons owes $653,225 to the Company pursuant to the arrangements relating to the domestic employees and the crew. On October 26, 2004, the Company and Mr. Mikelsons signed an agreement for the repayment of the debt which requires quarterly installments of $19,403 beginning January 26, 2005 through October 26, 2009 and bears interest at 3.6% per annum. The remaining balance becomes due and payable on October 26, 2009.

In 2004, Gordon Moebius, Director of ExecuJet and brother-in-law to Mr. Mikelsons, received annual compensation of approximately $87,000. In addition, Eugene Moebius and Alan Moebius, ATA airframe & powerplant aircraft mechanics and brothers-in-law to Mr. Mikelsons, received approximately $63,500 and $58,500, respectively, in compensation from ATA in 2004.

David M. Wing, the Company's former Executive Vice President and Chief Financial Officer, filed a complaint against ATA with the United States Department of Labor ("DOL"). The complaint resulted from a disagreement concerning the circumstances under which Mr. Wing left his employment with the Company on or about June 24, 2004. In order to settle the dispute, ATA entered into a Settlement Agreement on October 18, 2004 with Mr. Wing, pursuant to which Mr. Wing executed an employment contract with the Company and Mr. Wing resumed to his former duties. The employment contract required the Company to pay Mr. Wing a sign up bonus of $157,500. Mr. Wing subsequently resigned on December 21, 2004. On November 15, 2004, the DOL dismissed the claim.

Item 14.  Principal Accountant Fee and Services

Audit Fees

The aggregate fees billed by Ernst & Young for professional services rendered for the years ended December 31, 2004 and 2003 were $610,619 and $770,541, respectively. Audit fees include the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during the year 2004, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

Audit-Related Fees

The aggregate fees billed by Ernst & Young for professional services rendered for audit-related services for the years ended December 31, 2004 and 2003 were $79,597 and $204,641, respectively. The fees consisted primarily of consultations on accounting matters, consultation related to preparation for Sarbanes-Oxley 404 requirements and services for other filings.

Tax Fees

The aggregate fees billed by Ernst & Young for professional services rendered for tax fees for the years ended December 31, 2004 and 2003 were $39,460 and $202,285, respectively. The fees consisted primarily of preparation and review of federal and state tax returns and tax advice.

In 2004, the Audit Committee: (1) reviewed all services provided by Ernst & Young to ensure that they were within the scope previously pre-approved by the Audit Committee; and (2) concluded that the non-audit services performed by Ernst & Young for the Company and its subsidiaries did not impair its independence as the Company's accountants.

PART IV

Item 15.   Exhibit and Financial Statement Schedules

         (a)    (1) Financial Statements

               The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

          o Consolidated Balance Sheets for the years ended December 31, 2004 and 2003

          o    Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 2004, 2003 and 2002

          o Consolidated Statements of Redeemable Preferred Stock, subject to compromise, Shareholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

          o Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          o    Notes to Consolidated Financial Statements

                 (2) Financial Statement Schedules

               The following consolidated financial information for the years 2004, 2003 and 2002 is included on page 91 of this report:

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

Schedule II  Valuation and Qualifying Accounts

                                                              (Dollars in thousands)


COLUMN A                                                  COLUMN B               COLUMN C              COLUMN D       COLUMN E
-------------------------------------------------------   ----------------   ---------------------    ------------    -------------
                                                                                 Additions
                                                                                ----------

                                                                                         Charged to
                                                          Balance at      Charged to     Other
                                                          Beginning of    Costs and      Accounts -    Deductions -   Balance at
Description                                               Period          Expenses       Describe      Describe       End of Period
-------------------------------------------------------   ------------    ----------   -----------    ------------    -------------




Year ended December 31, 2002:
     Deducted from asset accounts:
         Allowance for doubtful accounts . . . . . . . . .       1,526        2,605           -             1,756   (1)      2,375
         Allowance for obsolescence - Inventory . . . . . .     10,905        4,258           -               433   (2)     14,730
         Valuation allowance for net deferred tax asset. .           -       43,324           -                -            43,324
                                                          --------------  ----------    -----------    ------------     -----------
     Totals . . . . . . . . . . . . . . . . . . . . . . . $     12,431    $  50,187      $    -        $    2,189       $   60,429
                                                          ==============  ==========    ===========    ============     ===========

Year ended December 31, 2003:
     Deducted from asset accounts:
         Allowance for doubtful accounts . . . . . . . . .       2,375         1,383          -             2,370   (1)      1,388
         Allowance for obsolescence - Inventory . . . . . .     14,730         6,493          -                -            21,223
         Valuation allowance for net deferred tax asset. .      43,324            -           -             9,871   (3)     33,453
                                                          --------------   ---------    -----------    ------------     -----------
     Totals . . . . . . . . . . . . . . . . . . . . . . . $     60,429    $    7,876     $    -        $   12,241       $   56,064
                                                          ==============  ==========    ===========    ============     ===========
Year ended December 31, 2004:
     Deducted from asset accounts:
         Allowance for doubtful accounts . . . . . . . . .       1,388         3,083          -             1,863   (1)      2,608
         Allowance for obsolescence - Inventory . . . . . .     21,223         3,240          -             7,207   (2)     17,256
         Valuation allowance for net deferred tax asset. .      33,453            -        (878)         (297,857)  (3)    330,432
                                                          --------------   ---------    -----------    ------------     -----------
     Totals . . . . . . . . . . . . . . . . . . . . . . . $     56,064    $    6,323     $ (878)       $ (288,787)      $ (288,787)
                                                          ==============  ==========    ===========    ============     ===========
(1)             Uncollectible accounts net of recoveries
(2)             Reduction of obsolesence allowance in 2004 of $7.2 million resulted from the FAS 144 impairment writedown of Lockheed L-1011-500 inventory. The reduction in 2002 related to inventory items transferred to flight equipment or sold.
(3)             The Company recorded a full valuation allowance against its net deferred tax assets as it had incurred a three-year cumulative loss.  The net increase in the valuation allowance in 2004 resulted from the net increase in deferred tax assets.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     ATA Holdings Corp.

                                                            (Registrant)


Date:   March 30, 2005              by /s/ J. George Mikelsons
                                    --------------------------------------------
                                    J. George Mikelsons Chairman and Chief
                                    Executive Officer On behalf of the
                                    Registrant and as Director

Date:   March 30, 2005              /s/ James W. Hlavacek
                                    --------------------------------------------
                                    James W. Hlavacek
                                    Vice Chairman
                                    Director

Date:   March 30, 2005              /s/ Gilbert F. Viets
                                    --------------------------------------------
                                    Gilbert F. Viets
                                    Executive Vice President and
                                    Chief Financial Officer
                                    Director

Date:   March 30, 2005              /s/ Robert A. Abel
                                    --------------------------------------------
                                    Robert A. Abel
                                    Director

Date:   March 30, 2005              /s/ Claude E. Willis
                                    --------------------------------------------
                                    Claude E.Willis
                                    Director

Date:   March 30, 2005              /s/ Andrejs P. Stipnieks
                                    --------------------------------------------
                                    Andrejs P. Stipnieks
                                    Director

Date:   March 30, 2005              /s/ Byron F.  Johnson
                                    --------------------------------------------
                                    Byron F. Johnson
                                    Director

Date:  March 30, 2005               /s/ Wisty B. Malone
                                    --------------------------------------------
                                    Wisty B. Malone
                                    Vice President and Controller/Treasurer

                                                    Index to Exhibits

                Exhibit No.

3 (i)(a) Restated Articles of Incorporation of Amtran, Inc. (incorporated by reference to Exhibit 3(a) to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).

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

10.1 1993 Incentive Stock Plan for Key Employees of Amtran, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10(r)(r) to Amtran, Inc.'s Registration Statement on S-1 dated March 16, 1993, File No. 33-59630).**

10.2 1996 Incentive Stock Plan for Key Employees of Amtran, Inc. and its Subsidiaries (incorporated by reference to Amtran, Inc.'s Registration Statement on S-8 dated June 20, 1997, File No. 333-29715).**

10.3 2000 Incentive Stock Plan for Key Employees of Amtran, Inc. and its Subsidiaries (incorporated by reference to Exhibit A to Amtran, Inc.'s Proxy Statement dated April 5, 2000).**

10.4 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to Amtran, Inc.'s Proxy Statement dated April 15, 1994).**

10.5 Aircraft General Terms Agreement dated as of June 30, 2000, between The Boeing Company ("Boeing") and American Trans Air, Inc.; Purchase Agreement Number 2285 dated as of June 30, 2000, between Boeing and American Trans Air, Inc.; Purchase Agreement Number 2262 dated as of June 30, 2000, between Boeing and American Trans Air, Inc. (incorporated by reference to
     Exhibit 10.5 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(a) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(a) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(b) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(b) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(c) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(c) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(d) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(d) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(e) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(e) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(f) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(f) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(g) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(g) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(h) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(h) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(i) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(i) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(j)  Aircraft  Lease  Agreement  dated as of September  20, 2000,  between
     Amtran, Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(j) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(k) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(k) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(l) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(l) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(m) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(m) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.6(n) Aircraft Lease Agreement dated as of September 20, 2000, between Amtran,
     Inc. and International Lease Finance Corporation (incorporated by reference to Exhibit 10.6(n) to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.7 Aircraft Financing Agreement dated as of December 6, 2000, between Amtran, Inc. and General Electric Capital Corporation (incorporated by reference to
     Exhibit 10.7 to Amtran, Inc.'s Annual Report on 10-K dated April 2, 2001, File No. 000-21642).*

10.8 Limited Liability Company Agreement dated as of March 13, 2001, between Amtran, Inc. and Boeing Capital Corporation to form BATA Leasing LLC. (incorporated by reference to Exhibit 10.1.1 to Amtran, Inc.'s Quarterly Annual Report on 10-Q dated May 15, 2001, File No. 000-21642).*

10.9 Purchase and Voting Agreement dated as of May 16, 2001, between Amtran, Inc., and ILFC (incorporated by reference to Exhibit 99.2 to the 8-K dated May 16, 2001).

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

10.12 Mortgage and Security Agreement dated as of November 20, 2002, made by American Trans Air, Inc. in favor of Citibank, N.A., as the Collateral Agent. (incorporated by reference to Exhibit 10.12 to ATA Holdings Corp. Annual Report on 10-K dated March 31, 2003, File No. 000-21642).

10.13 Employment Agreement dated as of October 18, 2004 by and among David M. Wing and ATA Holdings. Corp.**

10.14 Settlement Agreement dated as of October 18, 2004 by and among David M. Wing, ATA Holdings Corp., J. George Mikelsons, and Gilbert F. Viets.**

10.15 Employment Agreement dated March 7, 2005 between ATA Airlines, Inc.and John G. Denison (incorporated by reference to Exhibit 10.1 to ATA Holdings Corp. Current Report on Form 8-K dated March 7, 2005).**

10.16 Summary Sheet of 2005 Compensation.**

10.17 Bid Proposal to Purchase Assets from, Provide a DIP Facility and Exit Facility to, and Codeshare with ATA Holdings Corp. dated December 15, 2004 by Southwest Airlines Co in connection with ATA Holdings Corp. and its debtor affiliates and subsidiaries.

10.18 Asset Acquisition Agreement dated December 22, 2004 among Southwest Airlines Co. as Purchaser and Assignee and ATA Holdings Corp. and ATA Airlines Inc. as Sellers.

10.19 First Amendment to Asset Acquisition Agreement dated January 31,2005 among Southwest Airlines Co. as Purchaser and Assignee and ATA Holdings Corp. and ATA Airlines Inc. as Sellers.

10.20 Second Amendment to Asset Acquisition Agreement dated February 15,2005 among Southwest Airlines Co. as Purchaser and Assignee and ATA Holdings Corp. and ATA Airlines Inc. as Sellers.

10.21 Third Amendment to Asset Acquisition Agreement dated February 28, 2005 among Southwest Airlines Co. as Purchaser and Assignee and ATA Holdings Corp. and ATA Airlines Inc. as Sellers.

10.22 Secured Debtor-In-Possession Credit and Security Agreement ("Credit Agreement") dated as of December 22, 2004 between ATA Airlines Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air ExecuJet, Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.23 First Amendment to Credit Agreement dated as of January 30, 2005 between ATA Airlines Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air ExecuJet, Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.24 Second Amendment to Credit Agreement dated as of February 25, 2005 between ATA Airlines Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air ExecuJet, Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

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

**Represents  a  management   contract  or   compensatory   plan,   contract  or
arrangement.