Form 10-Q
period 2005-03-31
ATA HOLDINGS CORP
filed 2005-05-13
CIK 898904

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2005

                                      or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From____________ to __________


Commission file number  000-21642


                               ATA HOLDINGS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                        35-1617970

 (State or other jurisdiction of                    (I.R.S.  Employer
  incorporation or organization)                    Identification No.)


   7337 West Washington Street
       Indianapolis, Indiana                               46251
(Address of principal executive offices)                 (Zip Code)


                               (317) 282-4000
--------------------------------------------------------------------------------

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

Common Stock, Without Par Value - 11,824,287 shares outstanding as of April 30, 2005

Part I - Financial Information
Item 1 - Financial Statements

                                 ATA HOLDINGS CORP. AND SUBSIDIARIES
                      (Debtor and Debtors-in-Possession as of October 26, 2004)
                                     CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands)

                                                                        March 31,        December 31,
                                                                          2005               2004
                                                                   -----------------   ----------------
                               ASSETS (Unaudited)
Current assets:
     Cash and cash equivalents                                      $       101,513    $       139,652
     Receivables, net of allowance for doubtful accounts
     (2005 - $3,195; 2004 - $2,608)                                         118,108            118,807
     Inventories, net                                                        34,990             43,802
     Assets held for sale                                                     3,250                -
     Prepaid expenses and other current assets                               41,342             39,160
                                                                    ----------------   ----------------
Total current assets                                                        299,203            341,421

Property and equipment:
     Flight equipment                                                       174,018            198,888
     Facilities and ground equipment                                        141,635            147,420
                                                                    ----------------   ----------------
                                                                            315,653            346,308
     Accumulated depreciation                                              (163,503)          (163,549)
                                                                    ----------------   ----------------
                                                                            152,150            182,759

Restricted cash                                                              31,300             32,355
Goodwill                                                                      6,987              8,488
Prepaid aircraft rent                                                           220             52,031
Investment in BATA                                                            6,379              6,930
Deposits and other assets                                                    25,102             27,081
                                                                    ----------------   ----------------

Total assets                                                        $       521,341    $       651,065
                                                                    ================   ================

           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Short term debt                                                 $        41,000    $        41,000
    Accounts payable                                                          5,089              7,563
    Air traffic liabilities                                                  80,747             89,887
    Accrued expenses                                                        128,453            122,031
                                                                    ----------------   ----------------
Total current liabilities                                                   255,289            260,481

Deferred items                                                               34,563             31,464
Liabilities subject to compromise                                         1,484,726          1,249,676
Commitments and contingencies
Convertible redeemable preferred stock,
   subject to compromise; authorized and issued 300 shares                   30,000             30,000
Shareholders' deficit:
    Preferred stock; authorized 9,999,200 shares; none issued                   -                  -
    Common stock, without par value; authorized 30,000,000 shares;
       issued 13,535,727 - 2005 and 2004                                     66,013             66,013
    Treasury stock; 1,711,440 shares - 2005 and 2004                        (24,778)           (24,778)
    Additional paid-in capital                                               18,166             18,166
    Accumulated deficit                                                  (1,342,638)          (979,957)
                                                                    ----------------   ----------------
Total shareholders' deficit                                              (1,283,237)          (920,556)
                                                                    ----------------   ----------------

Total liabilities and shareholders' deficit                         $       521,341    $       651,065
                                                                    ================   ================

See accompanying notes.



                                ATA HOLDINGS CORP. AND SUBSIDIARIES
                     (Debtor and Debtors-in-Possession as of October 26, 2004)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands, except per share data)

                                                               Three Months Ended March 31,
                                                                2005                  2004
                                                        -------------------------------------------
                                                             (Unaudited)          (Unaudited)
Operating revenues:
   Scheduled service                                    $             174,222    $         277,167
   Charter                                                            118,171               91,690
   Ground package                                                       5,236                4,895
   Other                                                               10,647               13,581
                                                        ---------------------    ------------------
Total operating revenues                                              308,276              387,333
                                                        ---------------------    ------------------
Operating expenses:
   Salaries, wages and benefits                                        91,173              107,668
   Fuel and oil                                                        83,178               82,290
   Aircraft rentals                                                    46,269               59,545
   Handling, landing and navigation fees                               27,905               33,355
   Aircraft maintenance, materials and repairs                         15,149               19,902
   Depreciation and amortization                                       12,200               13,631
   Crew and other employee travel                                      12,062               17,017
   Passenger service                                                   10,247               11,336
   Other selling expenses                                               8,143               12,544
   Commissions                                                          8,063                6,820
   Facilities and other rentals                                         7,002                6,384
   Insurance                                                            5,581                5,498
   Ground package cost                                                  4,328                4,063
   Advertising                                                          2,958                9,827
   Aircraft impairments and retirements                                   403                  -
   Other                                                               16,363               19,804
                                                        ---------------------    ------------------
Total operating expenses                                              351,024              409,684
                                                        ---------------------    ------------------
Operating loss                                                        (42,748)             (22,351)
Other income (expense):
   Reorganization expenses                                           (318,483)                 -
   Interest income                                                        457                  543
   Interest expense                                                    (1,671)             (14,989)
   Loss on extinguishment of debt                                         -                (27,314)
   Other                                                                 (236)                (233)
                                                        ----------------------   ------------------
Other expense                                                        (319,933)             (41,993)
                                                        ----------------------   ------------------
Loss before income taxes                                             (362,681)             (64,344)
Income taxes                                                              -                    -
                                                        ----------------------   ------------------
Net loss                                                             (362,681)             (64,344)
Preferred stock dividends                                                 -                   (375)
                                                        ----------------------   ------------------
Loss available to common shareholders                   $            (362,681)   $         (64,719)
                                                        ======================   ==================

Basic and diluted earnings per common share:
Average shares outstanding                                         11,824,287           11,822,770
Net loss per share                                      $              (30.67)   $           (5.47)
                                                        ======================   ==================


See accompanying notes.




                                            ATA HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK (SUBJECT TO COMPROMISE)
                                                 AND SHAREHOLDERS' DEFICIT
                                                   (Dollars in thousands)

                                         Redeemable                            Additional                            Total
                                         Preferred      Common      Treasury    Paid-in        Accumulated       Shareholders'
                                           Stock        Stock        Stock      Capital          Deficit            Deficit
                                        (Subject to
                                        Compromise)
                                       ------------   ---------    ----------   ---------     -------------     --------------
Balance as of December 31, 2004        $   30,000     $  66,013    $ (24,778)   $  18,166     $   (979,957)     $    (920,556)

Loss available to common shareholders         -             -            -            -           (362,681)          (362,681)
                                       ----------     ---------    ----------   ---------     -------------     --------------
Balance as of March 31, 2005           $   30,000     $  66,013    $ (24,778)   $  18,166     $ (1,342,638)     $  (1,283,237)
                                       ==========     =========    ==========   =========     =============     ==============

See accompanying notes.


                                           ATA HOLDINGS CORP. AND SUBSIDIARIES
                                 (Debtor and Debtors-in-Possession as of October 26, 2004)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)

                                                                            Three Months Ended March 31,
                                                                             2005                    2004
                                                                      ------------------      -----------------
                                                                         (Unaudited)             (Unaudited)

Operating activities:
Net loss before reorganization expenses                               $        (44,198)       $        (64,344)
Adjustments to reconcile loss before reorganization expenses to net cash provided by (used in) operating activities:

     Depreciation and amortization                                              12,200                  13,631
     Loss on extinguishment of debt                                                -                    27,314
     Aircraft impairments and retirements                                          403                     -
     Other non-cash items                                                       (1,155)                 (2,377)
Changes in operating assets and liabilities:
     Other receivables                                                             699                  (5,614)
     Inventories                                                                 6,101                     955
     Prepaid expenses and other current assets                                  (5,998)                (17,304)
     Accounts payable                                                           (2,474)                  6,290
     Air traffic liabilities                                                    (9,140)                 21,202
     Liabilities subject to compromise                                          (3,532)                    -
     Accrued expenses                                                            7,720                  16,690
     Other deferred items                                                          -                    20,000
                                                                      -----------------       -----------------
    Net cash provided by (used in) operating activities                        (39,374)                 16,443
                                                                      -----------------       -----------------


Reorganization activities:
Reorganization expenses, net                                                  (318,483)                    -
Impairment of assets held for sale                                              11,280                     -
Prepaid expenses and other current assets                                       15,607                     -
Liabilities subject to compromise                                              208,835                     -
Accrued expenses                                                                (1,298)                    -
Other non-cash items                                                            15,277                     -
Proceeds from sales of property and equipment                                    6,000                     -
Assets held for sale                                                            (3,250)                    -
Noncurrent prepaid aircraft rent                                                66,120                     -
                                                                      -----------------       -----------------
    Net cash provided by reorganization activities
                                                                                    88                     -
                                                                      -----------------       -----------------
Investing activities:

Capital expenditures                                                            (2,907)                 (4,428)
Noncurrent prepaid aircraft rent                                                 1,521                 (13,925)
Additions to other assets                                                         (975)                 (7,437)
Proceeds from sales of property and equipment                                      327                     -
                                                                      -----------------       -----------------
   Net cash (used in) investing activities                                      (2,034)                (25,790)
                                                                      -----------------       -----------------

Financing activities:
Preferred stock dividends                                                          -                    (9,612)
Payments on long-term debt and exchange offers                                     -                   (21,434)
Decrease in other restricted cash                                                 3,181                 11,680
Proceeds from stock option exercises                                               -                       300
                                                                      -----------------       -----------------
   Net cash provided by (used in) financing activities                            3,181                (19,066)
                                                                      -----------------       -----------------

Decrease in cash and cash equivalents                                          (38,139)                (28,413)
Cash and cash equivalents, beginning of period                                 139,652                 160,644
                                                                      -----------------       -----------------

Cash and cash equivalents, end of period                              $        101,513        $        132,231
                                                                      =================       =================
See accompanying notes.



                                           ATA HOLDINGS CORP. AND SUBSIDIARIES
                                 (Debtor and Debtors-in-Possession as of October 26, 2004)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)

                                                                            Three Months Ended March 31,
                                                                             2005                    2004
                                                                      ------------------      -----------------
                                                                         (Unaudited)             (Unaudited)


Cash payments (receipts) for:
   Interest                                                           $          1,121        $         15,401
   Income tax                                                                       67                  (4,264)

Financing and investing activities not affecting cash:
   Accrued capitalized interest                                                    -                       415
   Additional new notes                                                            -                    12,991

See accompanying notes.

                       ATA HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and the Chapter 11 Filing

     Chapter 11 Reorganization. On October 26, 2004 (the "Petition Date"), ATA Holdings Corp. (the "Company") and seven of its subsidiaries including ATA Airlines, Inc. ("ATA") and Chicago Express Airlines, Inc. ("Chicago Express") (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the "Bankruptcy Court"). In connection with the Filing, the Debtors are developing plans of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations.

     The Debtors continue to operate their respective businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and pursuant to the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, except for Chicago Express which ceased operations in March, 2005. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

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

     On October 29, 2004 the Bankruptcy Court entered an interim order which permitted ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's secured term loans (the "ATSB Loan"), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the "ATSB"). On December 10, 2004, the Bankruptcy Court entered a final order authorizing ATA's continued use of the cash collateral through December 17, 2004. This final order has been extended for successive short periods. The final order has the effect of giving the ATSB Loan lenders and ATSB (collectively, the "ATSB Loan Lenders") a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. On April 19, 2005, the Bankruptcy Court approved a settlement agreement among the Debtors, the Official Committee and the ATSB Loan Lenders (the "Settlement Agreement") under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments will reduce the amount of the ATSB Loan Lenders' secured claim.

     The Settlement Agreement requires that the ATSB's secured claim be satisfied in ATA's plan of reorganization, in a manner to be agreed upon by the parties not less than 30 days prior to the filing of any plan of reorganization. On April 19, 2005, the Bankruptcy Court approved another extension of the final order authorizing ATA's continued use of the cash collateral through the earlier of June 15, 2005 or the occurrence of a material breach of the Settlement Agreement. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11.

     The  Filing  triggered   defaults  on  substantially  all  debt  and  lease
     obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless the Bankruptcy Court lifts the automatic stay or the Bankruptcy Code otherwise provides.

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

     The section 1110 deadline for the Debtors was December 26, 2004. After the expiration of the original 1110 deadline, the Debtors must either perform under the leases, reject the leases, or reach negotiated agreements with the lessors. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of April 30, 2005, the Company had returned 35 of the 76 leased aircraft and related engines to the lessors. The Company expects to return an additional 15 aircraft and related engines to the lessors between May 1, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 of the leased aircraft and related engines. Finally, the Company has cured existing defaults and is currently paying the contract rates required under the Bankruptcy Code with respect to the remaining 16 leased aircraft and related engines.

     Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claim for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert certain liabilities subject to compromise to liabilities not subject to compromise.

     The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which had until April 24, 2005. A proof of claim arising from the rejection of executory contracts and expired leases must be filed no later than thirty days from the effective date of the authorized rejection. The Company is currently engaged in a preliminary analysis of pre-petition claims.

     The Bankruptcy Court extended the periods during which the Debtors' have an exclusive right to file a plan of reorganization until May 24, 2005. There is no assurance that these exclusivity periods will be further extended by the Bankruptcy Court. If a Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for that Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in a Debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The requirements for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

     Although the Debtors expect to finalize reorganization plans for emergence from Chapter 11 in 2005, there can be no assurance that any reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results.

     The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization could result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The commitments for post-reorganization financing, equity investment in the Company and codesharing that the Company has with Southwest Airlines Co. ("Southwest") require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

     Financial Statement Presentation. The accompanying consolidated financial statements, for the quarter ended March 31, 2005, of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

     SOP 90-7, which is applicable to companies in Chapter 11, generally does not require filers to change the manner in which their financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Generally, the Company's revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the reorganization plan must be reported at the amounts expected to be allowed, even if they may be settled for different amounts. In addition, cash provided by reorganization items must be disclosed separately in the consolidated statement of cash flows.

     For the quarter  ended March 31,  2005,  the  Company  had  recognized  the
     following   reorganization   expenses  in  the  consolidated  statement  of
     operations (in thousands):


                                                                 March 31,
                                                                   2005
                                                            -----------------


Aircraft  and engine lease rejection charges                $        302,993
Impairment of assets held for sale                                    11,280
Professional fees                                                      5,347
Amortization of deferred gain                                         (1,057)
Interest income                                                         (631)
Other                                                                    551
                                                            -----------------
                                                            $        318,483
                                                            =================



     The aircraft and engine lease rejection charges are non-cash charges which are comprised of the Company's estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft and engine leases that the Company has rejected, committed to return dates with the lessor or intended to reject as part of the Company's business plan as of March 31, 2005. The estimate the Company recorded is subject to material adjustments as the Debtors proceed through the bankruptcy process.

     The impairment of assets held for sale is a non-cash charge related to Chicago Express, a wholly owned subsidiary of the Company. On February 7, 2005, the Company announced that it intended to sell or discontinue Chicago Express' operations, including its DOT and FAA certificates, as part of the Company's continuing reorganization efforts. Chicago Express discontinued flights on March 28, 2005. Chicago Express was a regional feeder carrier operating as ATA Connection and connecting small and medium-sized cities with either Chicago-Midway or Indianapolis. A bid process, held in accordance with the Bankruptcy Code, was conducted for the assets related to Chicago Express. The Company is in the process of negotiating a sale with a suitable buyer. However, the Company can provide no assurance that it will be able to consummate a sale. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), the Company recorded an impairment charge of $11.3 million related to the Chicago Express assets for sale. In addition, the Company has classified the estimated value of these assets as short-term assets held for sale on the consolidated balance sheet as of March 31, 2005.

     The disposition of assets and liquidation or settlement of liabilities in the Chapter 11 cases are subject to significant uncertainty. While operating as debtors-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in these consolidated financial statements, which do not give effect to any adjustments to the carrying value or amounts of liabilities that might result as a consequence of confirmation of a plan of reorganization.

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 cases. The deadline for filing proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which had until April 24, 2005 to file proofs of claim. Although the Company has begun analyzing the claims, the ultimate numbers and allowed amounts of such claims are not presently known.

     DIP Financing Arrangement. On December 23, 2004, ATA and Southwest entered into a Secured Debtor-in-Possession Credit and Security Agreement (the "DIP Facility") that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension (the "Chicago LOC"). The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

     The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum, paid monthly. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the DIP Facility, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the months of January, February and March 2005. Without the amendments, ATA would have been in violation of the covenants, which could have resulted in ATA being in default on the DIP Facility. There is no assurance ATA will be able to comply with these financial covenants in the future, or that Southwest will agree to further amendments to these covenants or otherwise waive non-compliance. The DIP Facility is guaranteed by the Company and its other subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) September 30, 2005, unless otherwise extended.

     Asset Sale. On December 23, 2004, the Company and Southwest executed a substantial portion of the transactions contemplated by an Asset Acquisition Agreement (the "Asset Acquisition Agreement") by which ATA agreed to assign to Southwest a leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. ATA received $6.0 million of proceeds from the assignment of its leasehold interest in the hangar facility and related assets on March 28, 2005. Almost all of the $40 million in total funds was recorded as deferred gain on the Company's balance sheet and is being amortized over the remaining eight year lease term at Chicago-Midway.

     Exit Facility and Equity Purchase. On December 23, 2004, Southwest committed to provide an exit loan facility (the "Exit Facility") to the reorganized airline ("New ATA") of $47 million upon the effective date of a plan of reorganization approved by Southwest. The Exit Facility, under which New ATA would be the borrower, will provide for (a) a long-term financing, at a based interest rate of 9.5% per annum, paid semi-annually, consisting of one or more five-year notes to refinance up to $40.0 million under the DIP Facility, and (b) a replacement letter of credit (the
     "Replacement Chicago LOC") for up to $7.0 million to secure loan obligations to the City of Chicago now secured by the Chicago LOC. The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of New ATA. As of March 31, 2005, no amounts had been received under the Exit Facility.

     A closing fee of 2.5% of the Exit Facility is payable to Southwest. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts secured but not drawn under the Replacement Chicago LOC.

     In addition, upon the effective date of a plan of reorganization, Southwest has committed to purchase, through an additional cash investment of $30 million, non-voting senior convertible preferred equity of New ATA (the "Preferred Equity"). The Preferred Equity will be convertible into 27.5% of the fully diluted economic ownership interest of New ATA, subject to pro rata dilution for management interests. The Preferred Equity will (a) have voting rights only upon certain events of default, (b) be senior to the common equity of New ATA, and (c) be convertible into common equity of New ATA, at Southwest's option, upon Southwest's sale or transfer of the Preferred Equity to a third party or certain other specified major liquidity events. In addition, the Preferred Equity will earn dividends at the rate of 4.0% per annum and have certain rights to require registration for resale under the securities laws. If not converted within 10 years after the effective date of the plan of reorganization, the Preferred Equity shall, at Southwest's option, either convert into common equity of New ATA or be redeemed.

     Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Southwest-ATA Codeshare Agreement (the "Codeshare Agreement"), related to air transportation service to and from Chicago-Midway and additional airports. Under a codeshare arrangement between two air carriers, the codesharing air carriers have permission to book and sell tickets on each other's flights. ATA is the only domestic air carrier with which Southwest has a codesharing agreement. Under this arrangement both carriers have expanded their flight offerings to customers without the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights. The initial term of the Codeshare Agreement is one year, which will be automatically extended seven additional years once a plan of reorganization in ATA's Chapter 11 case, which is acceptable to Southwest, is confirmed and becomes effective. ATA and Southwest began servicing the codeshare flights on February 4, 2005. As of March 31, 2005, 160 codeshare routes were operating.

2.   Basis of Presentation

     The accompanying consolidated financial statements of ATA Holdings Corp. and subsidiaries have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Refer to "Note 1 - the Company and the Chapter 11 Filing" for financial statement presentation related to the Filing.

3.     Earnings per Share

       The following tables set forth the computation of basic and diluted earnings per share:


                                                                                   Three Months Ended March 31,
                                                                                2005                          2004
                                                                        ---------------------         -------------------
Numerator:
   Loss before preferred stock dividends                                $       (362,681,000)         $      (64,344,000)
   Preferred stock dividends                                                             -                      (375,000)
                                                                        ---------------------         -------------------
   Loss available to common
   shareholders - numerator for basic and
   diluted earnings per share                                           $       (362,681,000)         $      (64,719,000)
                                                                        =====================         ===================

Denominator:
   Denominator for basic and diluted earnings per share
   - weighted average shares                                                      11,824,287                  11,822,770
                                                                        =====================         ===================
Basic and diluted loss per share                                        $             (30.67)         $            (5.47)
                                                                        =====================         ===================



     In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three months ended March 31, 2005 and 2004 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive.

4.   Commitments and Contingencies

     The following commitments and contingencies are as of March 31, 2005. The full effect of the Chapter 11 filing and any plans of reorganization on these commitments and contingencies is not yet known.

     ATA has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. ATA's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of March 31, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

     ATA also has an agreement to purchase four spare CFM56-7B27 engines, which are currently scheduled for delivery between 2005 and 2008.

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

     In January 2002, a limited liability company subsidiary of the Company (the "Chicago LLC") entered into an agreement (the "Lease") to lease land from the City of Chicago (the "City"), which had been purchased by the City with Chicago Midway Airport Revenue Bonds ("MARB's"). The Chicago LLC also entered into a redevelopment agreement (the "Agreement") with the City in January 2002 to develop real estate on the property. As part of the Agreement, the City agreed to pay for the debt service on the MARB's from the incremental tax revenue expected to be generated from the real estate developments. Under the Agreement, if the incremental tax revenue is insufficient to fund the MARB's debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property.


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

     At March 31, 2005 and December 31, 2004, the Company has liabilities subject to compromise consisting of the following:


                                                           March 31,          December 31,
                                                             2005                 2004
                                                     ---------------------------------------
                                                         (Unaudited)
                                                                   (in thousands)

Aicraft-related accruals and deferred gains           $        884,949      $       640,788
Long-term debt, including accrued interest,
  net of unamoritized issuance costs                           459,603              456,334
Mandatorily redeemable preferred stock                          50,000               50,000
Accounts payable                                                32,631               32,136
Other accrued expenses and liabilities                          57,543               70,418
                                                      ----------------      ----------------
                                                      $      1,484,726      $     1,249,676
                                                      ================      ================



6.   Lease Commitments

     The Company leases aircraft and aircraft engines, ground facilities, including terminal space and maintenance facilities, and ground equipment. As allowed under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, the Company anticipates that its obligations pertaining to these leases, and the amounts related thereto as discussed below, will change significantly as the Company progresses through its reorganization.

     At March 31, 2005, scheduled future minimum lease payments under operating leases having initial non-cancelable lease terms of more than one year, as currently scheduled, were as follows:



                                                  Facilities
                               Flight             and Ground
                              Equipment            Equipment            Total
                            ----------------------------------------------------
                                               (in thousands)
2 Qtr - 4 Qtr 2005           $      90,365     $         8,735      $       99,100

2006                                91,525              10,937             102,462

2007                                92,040              10,886             102,926

2008                                91,081               9,057             100,138

2009                                89,587               8,288              97,875

Thereafter                         889,817              17,789             907,606
                            --------------      --------------      --------------
                             $   1,344,415      $       65,692      $    1,410,107
                            ==============      ==============      ==============





     The Company's aircraft operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Certain of the Company's aircraft operating leases were originally structured to require very significant cash in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years created a prepaid aircraft rent amount on the Company's balance sheet. The portion of the prepaid aircraft rent schedule to be realized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Certain of the Company's aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company's balance sheet. As of March 31, 2005 and December 31, 2004, this entire liability that relates to leases that have not yet been accepted nor rejected has been recorded as a liability subject to compromise.

     The table below summarizes the prepaid and accrued aircraft rents as of March 31, 2005 and December 31, 2004 that result from straight-line expense recognition as reported under the following captions on the Company's balance sheet. Although much of the prepaid rent has been written-off, because the Company has either rejected those leases and returned the aircraft, or renegotiated the leases to reflect even monthly amounts, the amounts could still change significantly in the future due to the continued impact of the Filing and the plan of reorganization, including additional possible rejection or restructuring of the related leases. These events could have a material impact on the amounts and classifications listed below.



                                                                       March 31,       December 31,
                                                                          2005              2004
                                                                  ---------------------------------
                                                                      (Unaudited)

                                                                              (in thousands)
Assets:
Prepaid expenses and other current assets (short-term)             $         3,136   $       7,350
Prepaid aircraft rent (long-term)                                              220          52,031
                                                                   ---------------   --------------
Total prepaid aicraft rent                                         $         3,356   $      59,381
                                                                   ===============   ==============
Liabilities:
Liabilities subject to compromise                                  $        25,159   $      21,931
                                                                   ===============   ==============


7.   Management Appointments

     On February 22, 2005, the Company announced John Denison was named Chief Executive Officer of ATA. Denison, who served as the Company's Co-Chief Restructuring Officer since January 20, 2005, reports to J. George Mikelsons, Chairman and Chief Executive Officer of the Company.

8.   Subsequent Events

     In April and May 2005, the Company executed three letters of intent with leasing companies to lease three used Boeing 737-500 aircraft and four used Boeing 737-300 aircraft. The Company expects to put these aircraft into service in the second half of 2005. One of the letters of intent provides the Company the option of leasing up to seven additional Boeing 737-500 and Boeing 737-300 aircraft.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Quarter Ended March 31, 2005, Versus Quarter Ended March 31, 2004

Overview

On October 26, 2004, the Company and seven of its subsidiaries, including ATA and Chicago Express, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. In connection with the Filing, the Debtors are developing plans of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations. See "Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing."

The Company, through its principal subsidiary, ATA, provides scheduled airline services to leisure, business, and other value-oriented travelers, and is a leading provider of charter services to the U.S. military. ATA has been operating for 33 years.

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

     o obtaining a significant capital infusion to continue as a going concern through December 31, 2005;

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

     o    ceasing operations of ATA's feeder carrier, Chicago Express;

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

     o obtaining an extension of the exclusive period in which the Debtors may file a plan of reorganization until May 24, 2005; and

     o signing a settlement agreement with the ATSB Loan Lenders on April 19, 2005.

In the three months ended March 31, 2005, the Company recorded an operating loss of $42.7 million, as compared to operating loss of $22.4 million in the same period of 2004. The Company had a loss available to common shareholders of $362.7 million in the three months ended March 31, 2005, as compared to a loss available to common shareholders of $64.7 million in the same period of 2004. The first quarter 2005 loss available to common shareholders includes $318.5 million of expenses related to the Company's reorganization under Chapter 11. See "Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing" for further information on these expenses. The first quarter 2004 loss available to common shareholders includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004.

Critical Accounting Policies

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


Results of Operations

Operating revenues decreased 20.4% to $308.3 million in the first quarter of 2005, as compared to $387.3 million in the same period of 2004. Scheduled service revenues decreased $102.9 million between periods, or 37.1%, while charter revenues increased $26.5 million between periods, or 28.9%. Operating expenses decreased 14.3% to $351.0 million in the first quarter of 2005, as compared to $409.7 million in the comparable period of 2004.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile ("ASM").



                                                                      Cents per ASM
                                                               Three Months Ended March 31,
                                                                2005                 2004
                                                    -------------------------------------------


Consolidated operating revenues:                                    7.42                  6.94

Consolidated operating expenses:
   Salaries, wages and benefits                                     2.19                  1.93
   Fuel and oil                                                     2.00                  1.47
   Aircraft rentals                                                 1.11                  1.07
   Handling, landing and navigation fees                            0.67                  0.60
   Aircraft maintenance, materials and repairs                      0.36                  0.36
   Depreciation and amortization                                    0.29                  0.30
   Crew and other employee travel                                   0.29                  0.24
   Passenger service                                                0.25                  0.20
   Other selling expenses                                           0.20                  0.22
   Commissions                                                      0.20                  0.12
   Facilities and other rentals                                     0.17                  0.11
   Insurance                                                        0.13                  0.10
   Ground package cost                                              0.10                  0.07
   Advertising                                                      0.07                  0.18
   Aircraft impairments and retirements                             0.01                   -
   Other                                                            0.40                  0.37
                                                    -------------------------------------------
Total consolidated operating expenses                               8.44                  7.34
                                                    -------------------------------------------
Consolidated operating income (loss)                               (1.02)                (0.40)
                                                    ===========================================

ASMs (in thousands)                                            4,157,410             5,582,822


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



                                                               Three Months Ended March 31,
                                        --------------------------------------------------------------------------
                                               2005               2004             Inc (Dec)         % Inc (Dec)
                                        --------------------------------------------------------------------------

Departures Jet                                  16,196             21,893              (5,697)           (26.02)
Departures SAAB                                  6,381             13,157              (6,776)           (51.50)
                                        --------------------------------------------------------------------------
   Total Departures                             22,577             35,050             (12,473)           (35.59)
                                        --------------------------------------------------------------------------

Block Hours Jet                                 50,445             68,009             (17,564)           (25.83)
Block Hours SAAB                                 6,305             12,958              (6,653)           (51.34)
                                        --------------------------------------------------------------------------
   Total Block Hours                            56,750             80,967             (24,217)           (29.91)
                                        --------------------------------------------------------------------------

RPMs Jet (000s)                              2,452,901          3,524,437          (1,071,536)           (30.40)
RPMs SAAB (000s)                                19,215             46,505             (27,290)           (58.68)
                                        --------------------------------------------------------------------------
   Total RPMs (000s) (a)                     2,472,116          3,570,942          (1,098,826)           (30.77)
                                        --------------------------------------------------------------------------

ASMs Jet (000s)                              4,121,233          5,504,807          (1,383,574)           (25.13)
ASMs SAAB (000s)                                36,177             78,015             (41,838)           (53.63)
                                        --------------------------------------------------------------------------
   Total ASMs (000s) (b)                     4,157,410          5,582,822          (1,425,412)           (25.53)
                                        --------------------------------------------------------------------------

Load Factor Jet (%)                              59.52              64.02               (4.50)            (7.03)
Load Factor SAAB (%)                             53.11              59.61               (6.50)           (10.90)
                                        --------------------------------------------------------------------------
   Total Load Factor (%)  (c)                    59.46              63.96               (4.50)            (7.04)
                                        --------------------------------------------------------------------------

Passengers Enplaned Jet                      1,644,742          2,563,101            (918,359)           (35.83)
Passengers Enplaned SAAB                       111,698            261,862            (150,164)           (57.34)
                                        --------------------------------------------------------------------------
   Total Passengers Enplaned (d)             1,756,440          2,824,963          (1,068,523)           (37.82)
                                        --------------------------------------------------------------------------

Revenue $ (000s)                               308,276            387,333             (79,057)           (20.41)
RASM in cents (e)                                 7.42               6.94                0.48              6.92
CASM in cents (f)                                 8.44               7.34                1.10             14.99
Yield in cents (g)                               12.47              10.85                1.62             14.93

Average Aircraft in Service
   Lockheed L-1011                                5.00               6.59               (1.59)           (24.13)
   Boeing 737-800                                24.55              29.37               (4.82)           (16.41)
   Boeing 757-200                                13.96              14.17               (0.21)            (1.48)
   Boeing 757-300                                12.00              10.44                1.56             14.94
   SAAB 340B                                     11.60              16.00               (4.40)           (27.50)

Average Block Hours Flown per day
   Lockheed L-1011                               10.18              10.64               (0.46)            (4.32)
   Boeing 737-800                                10.03              11.81               (1.78)           (15.07)
   Boeing 757-200                                 8.79              13.20               (4.41)           (33.41)
   Boeing 757-300                                11.71              10.85                0.86              7.93
   SAAB 340B                                      6.04               8.90               (2.86)           (32.13)


See footnotes (b) through (g) on page 21.

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

Operating Revenues

Total operating revenues in the first quarter of 2005 decreased 20.4% to $308.3 million, as compared to $387.3 million in the first quarter of 2004. This decrease was due to a $102.9 million decrease in scheduled service revenue, and a $6.2 million decrease in commercial charter revenues, partially offset by a $32.7 million increase in military/government charter revenue.

The following table sets forth, for the periods indicated, certain key operating
and  financial  data  for  the  scheduled   service,   commercial   charter  and
military/government charter operations of the Company.


                                                             Three Months Ended March 31,
                                          ----------------------------------------------------------------
                                                2005            2004         Inc (Dec)       % Inc (Dec)
                                          ----------------------------------------------------------------

Scheduled Service
      Departures                              20,337           33,124          (12,787)         (38.60)
      Block Hours                             46,366           72,219          (25,853)         (35.80)
      RPMs (000s)  (a)                     1,924,196        3,079,937       (1,155,741)         (37.52)
      ASMs  (000s)  (b)                    3,024,687        4,597,009       (1,572,322)         (34.20)
      Load Factor  (c)                         63.62            67.00            (3.38)          (5.04)
      Passengers Enplaned (d)              1,644,499        2,704,249       (1,059,750)         (39.19)
      Revenue $ (000s)                       174,222          277,167         (102,945)         (37.14)
      RASM in cents  (e)                        5.76             6.03            (0.27)          (4.48)
      Yield in cents  (g)                       9.05             9.00             0.05            0.56
      Revenue per segment $  (h)              105.94           102.49             3.45            3.37

Military Charter
      Departures                               1,970            1,438              532           37.00
      Block Hours                              9,512            7,084            2,428           34.27
      ASMs  (000s)  (b)                    1,058,403          855,949          202,454           23.65
      Revenue $ (000s)                       113,431           80,722           32,709           40.52
      RASM in cents  (e)                       10.72             9.43             1.29           13.68
      RASM excluding fuel escalation  (j)      10.69             9.14             1.55           16.96

Commercial Charter
      Departures                                 251              440             (189)         (42.95)
      Block Hours                                821            1,536             (715)         (46.55)
      ASMs  (000s)  (b)                       59,781          120,738          (60,957)         (50.49)
      Revenue $ (000s)                         4,741           10,968           (6,227)         (56.77)
      RASM in cents  (e)                        7.93             9.08            (1.15)         (12.67)
      RASM excluding fuel escalation  (i)       7.87             8.92            (1.05)         (11.77)

Percentage of Consolidated Revenues:
      Scheduled Service                        56.5%            71.6%            -15.1%         (21.09)
      Military Charter                         36.8%            20.8%             16.0%          76.92
      Commercial Charter                        1.5%             2.8%             -1.3%         (46.43)


See footnotes (a) through (g) on pages 20-21 and (i) through (j) on page 23.

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

Scheduled Service Revenues. Scheduled service revenues in the first quarter of 2005 decreased 37.2% to $174.2 million from $277.2 million in the first quarter of 2004 mainly due to decreased capacity between years. In the first quarter of 2005, the Company operated an average of 12 fewer jet aircraft than in the first quarter of 2004 due to aircraft being returned to lessors as part of its reorganization under Chapter 11.

Approximately 53.7% of ATA's scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the first quarter of 2005, as compared to 65.7% in the first quarter of 2004. The Hawaiian market generated approximately 20.5% of scheduled service capacity in the first quarter of 2005, as compared to 13.0% in the first quarter of 2004. Another 23.4% of scheduled service capacity was generated in the Indianapolis market in the first quarter of 2005, as compared to 14.3% in the first quarter of 2004. ATA announced significant route reductions from Indianapolis in early 2005, most of which reductions of service were effective as of April 11, 2005, in response to the competitive pricing environment at that airport.

Military/Government Charter Revenues. Military/government charter revenue increased 40.5% to 113.4 million in the first quarter of 2005 from $80.7 million in the first quarter of 2004. The increase in revenue in 2005, as compared to 2004, is due to a change in the mix of aircraft flying, as narrow body aircraft, which result in a higher yield, continued to replace retired wide body aircraft, and an increase in flight activity between years.

Commercial Charter Revenues. Commercial charter revenues decreased 57.3% to $4.7 million in the first quarter of 2005 from $11.0 million in the first quarter of 2004. The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 aircraft that the Company has traditionally used in commercial charter flying. Because aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company's replacement fleets of Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with scheduled services operations of the Company, such as cancellation and administration service fees and cargo revenue. Other revenues decreased 22.1% to $10.6 million in the first quarter of 2005, as compared to $13.6 million in the same period of 2004, primarily related to the decrease in scheduled service activity between periods.

Operating Expenses

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company's employees, together with the Company's cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the first quarter of 2005 decreased 15.3% to $91.2 million, as compared to $107.7 million in the same period of 2004.

The decrease in salaries, wages and benefits in the first quarter of 2005, as compared to the same period of 2004, is partially due to the Company's average full-time equivalent headcount declining approximately 22.9% between periods. In addition, in February 2005, ATA signed a letter of agreement for the time period from January 31, 2005 through May 31, 2005 with its cockpit crewmembers who are represented by Air Line Pilots Association. Under the agreement the cockpit crewmembers agreed to an approximate 20% pay reduction and 50% reduction in contributions to the Cockpit Crewmember Money Purchase Plan, which resulted in less salaries, wages and benefits expense in the first quarter of 2005, as compared to the same period of 2004.

Fuel and Oil. Fuel and oil expense increased 1.1% to $83.2 million in the first quarter of 2005, as compared to $82.3 million in the same period of 2004. During the first quarter of 2005, the average cost per gallon of jet fuel consumed increased by 34.5%, as compared to the first quarter of 2004, resulting in an increase in fuel and oil expense of approximately $21.6 million between those periods. This increase was partially offset by a 25.8% decrease in jet block hours flown in the first quarter of 2005, as compared to the first quarter of 2004, resulting in a decrease in fuel and oil expense of approximately $19.9 million between periods.

The Company also benefits from fuel reimbursement clauses and guarantees in its military/government and commercial charter contracts, as well as bulk scheduled service, but the benefit of these price guarantees is accounted for as revenue when realized.

Aircraft Rentals. Aircraft rentals expense in the first quarter of 2005 decreased 22.2% to $46.3 million from $59.5 million in 2004. This decrease was mainly attributable to the renegotiation of aircraft lease rates related to 12 Boeing 757-300 aircraft and operating 11 fewer leased jet aircraft in the first quarter of 2005 as compared to the first quarter of 2004 due to aircraft being returned to the lessors as part of the reorganization under Chapter 11.

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

Handling, landing and navigation fees decreased by 16.5% to $27.9 million in the first quarter of 2005, as compared to $33.4 million in the same period of 2004. The decrease in handling, landing and navigation fees between periods was primarily due to a 26.0% decrease in system-wide jet departures in the first quarter of 2005, as compared to the same quarter of 2004. This decrease was partially offset by an increase in navigation fees between periods, due to an increase in military/government flying in the first quarter of 2005, as compared to the first quarter of 2004.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has entered into on its Boeing 737-800, Boeing 757-200/300 and SAAB 340B power plants. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 24.1% to $15.1 million in the first quarter of 2005, as compared to $19.9 million in the first quarter of 2004. The Company experienced a decline in the costs related to the Boeing 757-200 engine maintenance agreement due to the decline a flight hours between periods. In addition, the decline in aircraft maintenance, materials and repairs is due to ATA's smaller fleet in the first quarter of 2005, as compared to 2004. As of March 31, 2005, the Company is negotiating with the parties under the engine maintenance agreements and has accrued $12.9 million of post-petition fees under these agreements which has not yet been paid.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 10.3% to $12.2 million in the first quarter of 2005, as compared to $13.6 million in the first quarter of 2004.

The decrease in depreciation and amortization expense is mainly attributable to the retirement of one L-1011-50 aircraft in late 2004. Due to this retirement, the Company recorded $0.9 million less in depreciation in the first quarter of 2005, as compared to the same period of 2004. In the fourth quarter of 2004, the Company recorded a significant impairment charge against the L1011-500 fleet. As a result, the fleet's depreciable value in the first quarter of 2005 is considerably less than its depreciable value in the first quarter of 2004. At that same time, the depreciable life of the fleet was shortened to reflect the most current planned fleet retirement schedule. The fleet's lower depreciable value offset by the shorter depreciable life resulted in $0.5 million less depreciation expense in the first quarter of 2005, as compared to the same period of 2004.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 28.8% to $12.1 million in the first quarter of 2005, as compared to $17.0 million in the first quarter of 2004. This decrease in the first quarter of 2005 is primarily due to the decrease in system-wide block hours of 29.9% between periods. In addition, in the first quarter of 2005, the Company was able to gain efficiencies from flying a significant amount of military flights on similar routings.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the first quarters of 2005 and 2004, catering represented 84.5% and 80.3%, respectively, of total passenger service expense.

The total cost of passenger service decreased 9.7% to $10.2 million in the first quarter of 2005, as compared to $11.3 million in the first quarter of 2004. This decrease is mainly attributable to the decrease in scheduled service passengers enplaned between periods, partially offset by the increase in military/government flying between periods, as that flying requires a more expensive catering product.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems ("CRS"), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses decreased 35.2% to $8.1 million in the first quarter of 2005, as compared to $12.5 million in the same period of 2004, primarily due to decreased credit card and CRS fees directly related to the decrease in scheduled service passengers between periods.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 19.1% to $8.1 million in the first quarter of 2005, as compared to $6.8 million in the first quarter of 2004. The Company experienced an increase in commissions expense related to military/government charter business of $2.1 million in the first quarter of 2005,as compared to the same period of 2004, consistent with the increase in military/government flying between periods. This increase was partially offset by a $0.9 million decrease in commissions related to scheduled service flying in the first quarter of 2005, as compared to the same period of 2004, consistent with the decrease in schedule service flying between periods.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals increased 9.4% to $7.0 million in the first quarter of 2005, as compared to $6.4 million in the first quarter of 2004. Growth in facilities costs between periods was primarily attributable to terminal relocations and normal rate increases at certain airport locations.

Insurance. Insurance expense represents the Company's cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers' compensation insurance premiums and claims handling fees. The total cost of insurance increased 1.8% to $5.6 million in the first quarter of 2005, as compared to $5.5 million in the first quarter of 2004.

Advertising. Advertising expense decreased 69.4% to $3.0 million in the first quarter of 2005, as compared to $9.8 million in the same period of 2004. The decrease in costs between periods is primarily due to a reduction in marketing efforts after the Chapter 11 filing.

Aircraft Impairments and Retirements. In the first quarter of 2005, the Company recorded an impairment charge of $0.4 million against the net book value of Boeing 727-200 aircraft (recorded as an investment in BATA Leasing, LLC ("BATA")) in accordance with FAS 144. The Company used quoted market prices to determine fair value of the assets.

Other Operating Expenses. Other operating expenses decreased 17.2% to $16.4 million in the first quarter of 2005, as compared to $19.8 million in the first quarter of 2004. This decrease was attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Expense. Interest expense in the quarter ended March 31, 2005 decreased to $1.7 million, as compared to $15.0 million in the same periods of 2004. In accordance with SOP 90-7, following its Chapter 11 filing, the Company did not record interest expense with respect to unsecured debt or secured debt in which the collateral value is less than the principal amount of the debt.

Loss on Extinguishment of Debt. On January 30, 2004, the Company completed exchange offers and issued Senior Notes due 2009 ("2009 Notes") and cash consideration for certain of its $175 million 10 1/2% Senior Notes due August in 2004 ("2004 Notes") and issued Senior Notes due 2010 ("2010 Notes" and, together with the 2009 Notes, "New Notes") and cash consideration for certain of its $125 million 9 5/8% Senior Notes due in December 2005 ("2005 Notes" and, together with the 2004 Notes, "Existing Notes"). The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004 in accordance with FASB Emerging Issues Task Force Issue No. 96-19, Debtor's Accounting for Modification of Exchange of Debt Terms ("EITF 96-19"). The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers.

Reorganization Expense. In accordance with SOP 90-7, the Company's revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statement of operations.

For the quarter ended March 31, 2005,  the Company had  recognized the following
reorganization   expenses  in  the  consolidated  statement  of  operations  (in thousands):


                                                                    March 31,
                                                                      2005
                                                                   ----------


Aircraft and engine lease rejection charges                      $   302,993
Impairment of assets held for sale                                    11,280
Professional fees                                                      5,347
Amortization of deferred gain                                         (1,057)
Interest income                                                         (631)
Other                                                                    551
                                                                 ------------
                                                                 $   318,483
                                                                 ============

The aircraft and engine lease rejection charges are non-cash charges which are comprised of the Company's estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft and engine leases that the Company has rejected, committed to return dates with the lessor or intended to reject as part of the Company's current business plan as of March 31, 2005. The estimate that the Company recorded is subject to material adjustments as the Debtors proceed through the bankruptcy process.

The impairment of assets held for sale is a non-cash charge related to Chicago Express, Inc. ("Chicago Express"), a wholly owned subsidiary of the Company. On February 7, 2005, the Company announced that it intended to sell or discontinue Chicago Express' operations, including its DOT and FAA certificates, as part of the Company's continuing reorganization efforts. Chicago Express discontinued flights on March 28, 2005. Chicago Express was a regional feeder carrier operating as ATA Connection and connecting small and medium-sized cities with either Chicago-Midway or Indianapolis. A bid process, held in accordance with the Bankruptcy Code, was conducted for the assets related to Chicago Express. The Company is in the process of negotiating a sale with a suitable buyer. However, the Company can make no guarantee that it will be able to consummate a sale. In accordance FAS 144, the Company recorded an impairment charge of $11.3 million related to the Chicago Express assets for sale. In addition, the Company has classified the estimated value of these assets as short-term assets held for sale on the consolidated balance sheet as of March 31, 2005.

Income Taxes. The Company did not record any income tax expense or benefit in the first quarter of 2005 applicable to its $362.7 million in pre-tax loss for that period, nor did it record any income tax expense or benefit in the first quarter of 2004 applicable to its $64.3 million in pre-tax loss for that period.

As of March 31, 2005, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset.

Liquidity and Capital Resources

As of March 31, 2005, the Company had unrestricted cash of $101.5 million and a restricted cash balance of $35.4 million of which $4.1 million is classified as prepaid expenses and other current assets, primarily securing letters of credit. In addition, $58.9 million of cash on advance ticket sales had been withheld by the Company's bank card processors and was recorded as a receivable on the Company's balance sheet as of March 31, 2005. The airline industry continues to be adversely affected by historically high fuel prices and intense price competition.

Based on its current financial projections, the Company believes that it will require a capital infusion in the range of $50 million to $100 million to provide the additional liquidity necessary to continue as a going concern through December 31, 2005. The financial projections assume the Company accomplishes certain objectives, such as, but not limited to, reaching agreements with unions to achieve necessary cost savings, cost effectively regauging the fleet, and continuing successful codeshare operations at projected levels. Additional capital will be required to the extent that these objectives are not successfully accomplished in whole or in part. No assurance can be made that the Company will succeed in securing the additional capital. In addition, if the Company is not able to develop, obtain confirmation of and implement a plan of reorganization, it is not likely to be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

Statement of Cash Flow Overview

In the three months ended March 31, 2005, net cash used in operating activities was $39.4 million, as compared to cash provided by operating activities of $16.4 million for the same period of 2004. The change in cash used in or provided by operating activities between periods primarily resulted from a more significant operating loss in 2005 and unfavorable changes in operating assets and liabilities.

Net cash provided by reorganization activities was $0.1 million in the first quarter of 2005, which consisted of the proceeds from the assignment of the Company's leasehold interest in the hangar at the Chicago-Midway Airport, offset by the payment of professional fees related to the reorganization.

Net cash used in investing activities was $2.0 million in the first quarter of 2005, as compared to $25.8 million in the same period of 2004. Such amounts included capital expenditures totaling $2.9 million in the first quarter of 2005, as compared to $4.4 million in the first quarter of 2004. In the first quarter of 2004, the Company made non-current prepaid aircraft rent payments of $43.7 million, and received a refund of $29.8 million on January 30, 2004 related to payments made in 2003 under the original terms of certain retroactively amended leases. In addition, in the first quarter of 2004, the Company capitalized costs associated with the completion of the exchange offers on January 30, 2004 which is reflected as an addition to other assets.

Net cash provided by financing activities was $3.2 million in the first quarter of 2005, as compared to net cash used by financing activities of $19.1 million in the same period of 2004. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million. In addition, in the first quarter of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $8.4 million. In the first quarter of 2004, the Company made scheduled debt payments of $2.5 million. Also in the first quarter of 2004, the Company reduced restricted cash $11.7 million primarily due to the cancellation of a surety bond relating to the Department of Transportation ("DOT") charter obligations.

Liquidity Outlook

Chapter 11 Reorganization. On the Petition Date, the Debtors, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In connection with the Filing, the Debtors are developing plans of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations.


The   Debtors   continue   to   operate   their    respective    businesses   as
"debtors-in-possession" under the jurisdiction of the Bankruptcy Court and pursuant to the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, except for Chicago Express which ceased operations in March, 2005. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

As required by the Bankruptcy Code, the United States Trustee has appointed the Official Committee. The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each of the Debtor's cases. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

On October 29, 2004 the Bankruptcy Court entered an interim order which permitted ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA's secured term loans (the "ATSB Loan"), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the "ATSB"). On December 10, 2004, the Bankruptcy Court entered a final order authorizing ATA's continued use of the cash collateral through December 17, 2004. This final order has been extended for successive short periods. The final order has the effect of giving the ATSB Loan lenders and the ATSB (collectively the "ATSB Loan Lenders" a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. On April 19, 2005, the Bankruptcy Court approved a settlement agreement among the Debtors, the Official Committee and the ATSB Loan Lenders, (the "Settlement Agreement") under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments will reduce the amount of the ATSB Loan Lenders' secured claim. The Settlement Agreement requires that the ATSB Loan Lenders' secured claim be satisfied in ATA's plan of reorganization, in a manner to be agreed upon by the parties not less than 30 days prior to the filing of any plan of reorganization. On April 19, 2005, the Bankruptcy Court approved another extension of the final order authorizing ATA's continued use of the cash collateral through the earlier of June 15, 2005 or the occurrence of a material breach of the Settlement Agreement. Further extensions cannot be assured, and a failure to maintain the right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11.

The Filing triggered defaults on substantially all debt and lease obligations of the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. For example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless the Bankruptcy Court lifts the automatic stay or the Bankruptcy Code otherwise provides.

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

The section 1110 deadline for the Debtors was December 26, 2004. After the expiration of the original 1110 deadline, the Debtors must either perform under the leases, reject the leases or reach negotiated agreements with the lessors. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of April 30, 2005, the Company had returned 35 of the 76 leased aircraft and related engines to the lessors. The Company expects to return an additional 15 leased aircraft and related engines to the lessors between May 1, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 of the leased aircraft and related engines. Finally, the Company has cured existing defaults and is currently paying the contract rates required under the Bankruptcy Code with respect to the remaining 16 leased aircraft and related engines.

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claim for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor's estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert certain liabilities subject to compromise to liabilities not subject to compromise.

The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which had until April 24, 2005. A proof of claim arising from the rejection of executory contracts and expired leases must be filed no later than thirty days from the effective date of the authorized rejection. The Company is currently engaged in preliminary analysis of pre-petition claims.

The Bankruptcy Court extended the period during which the Debtors' have an exclusive right to file a plan of reorganization until May 24, 2005. There is no assurance that these exclusivity periods will be further extended by the Bankruptcy Court. If a Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for that Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan has been accepted by holders of claims against and equity interests in a Debtor if
(1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The requirements for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to finalize reorganization plans for emergence from Chapter 11 in 2005, there can be no assurance that any reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results.

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization could result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The commitments for post-reorganization financing, equity investment in the Company and codesharing that the Company has with Southwest require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

DIP Financing Arrangement. On December 23, 2004, ATA and Southwest entered into the DIP Facility that provides up to $40.0 million in cash to the Company, the Chicago LOC. The Company received $40.0 million under the DIP Facility on
December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum, paid monthly. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the DIP Facility, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the months of January, February and March 2005. Without the amendments, ATA would have been in violation of the covenants, which could have resulted in ATA being in default on the DIP Facility. There is no assurance ATA will be able to comply with these financial covenants in the future, or that Southwest will agree to further amendments to these covenants or otherwise waive ATA's non-compliance. The DIP facility is guaranteed by the Company and its other subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) September 30, 2005, unless otherwise extended.

Asset Sale. On December 23, 2004, the Company and Southwest executed the Asset Acquisition Agreement by which ATA agreed to assign to Southwest a leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. ATA received $6.0 million of proceeds from the assignment of its leasehold interest in the hangar facility and related assets on March 28, 2005. Almost all of the $40 million in total funds was recorded as deferred gain on the Company's balance sheet and is being amortized over the remaining eight year lease term at Chicago-Midway.

Exit Facility and Equity Purchase. On December 23, 2004, Southwest committed to provide the Exit Facility to New ATA of $47 million upon the effective date of a plan of reorganization approved by Southwest. The Exit Facility, under which New ATA would be the borrower, will provide for (a) a long-term financing, at a based interest rate of 9.5% per annum, paid semi-annually, consisting of one or more five-year notes to refinance up to $40.0 million under the DIP Facility, and (b) the Replacement Chicago LOC for up to $7.0 million to secure loan obligations to the City of Chicago now secured by the Chicago LOC. The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of New ATA. As of March 31, 2005, no amounts had been received under the Exit Facility.

A closing fee of 2.5% of the Exit Facility is payable to Southwest. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts secured but not drawn under the Replacement Chicago LOC.

In addition, upon the effective date of a plan of reorganization, Southwest has committed to purchase, through an additional cash investment of $30 million, non-voting senior convertible preferred equity of the Preferred Equity. The Preferred Equity will be convertible into 27.5% of the fully diluted economic ownership interest of New ATA, subject to pro rata dilution for management interests. The Preferred Equity will (a) have voting rights only upon certain events of default, (b) be senior to the common equity of New ATA, and (c) be convertible into common equity of New ATA, at Southwest's option, upon Southwest's sale or transfer of the Preferred Equity to a third party or certain other specified major liquidity events. In addition, the Preferred Equity will earn dividends at the rate of 4.0% per annum and have certain rights to require registration for resale under the securities laws. If not converted within 10 years after the effective date of the plan of reorganization, the Preferred Equity shall, at Southwest's option, either convert into common equity of New ATA or be redeemed.

Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Codeshare Agreement, related to air transportation service to and from Chicago-Midway and additional airports. ATA is the only domestic air carrier with which Southwest has a codesharing agreement. Under this arrangement both carriers have expanded their flight offerings to customers without the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights. The initial term of the Codeshare Agreement is one year, which will be automatically extended seven additional years once a plan of reorganization in ATA's Chapter 11 case, which is acceptable to Southwest, is confirmed and becomes effective. ATA and Southwest began servicing the codeshare flights on February 4, 2005. As of March 31, 2005, 160 codeshare routes were operating.

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. The Company is obligated on a number of long-term operating leases, which are considered financing and not recorded on the balance sheet under GAAP. The Company does not guarantee the debt of any other party which is not a subsidiary. The following table summarizes the Company's contractual debt principal payments and operating lease obligations and their currently expected impact on liquidity and cash flows. This information does not include cash payments for amounts classified as liabilities subject to compromise.



                                                                            Cash Payments Currently Scheduled (2)
                                                        ----------------------------------------------------------------------------

                                                        2 Qtr - 4 Qtr                                        2008-          After
                                           Total            2005             2006             2007           2009           2009
                                     ---------------   --------------   ---------------  --------------  -------------  ------------
                                                                               (in thousands)

Current and long-term debt (1)       $        41,000    $      41,000   $           -    $          -    $         -    $        -

Lease obligations (2)                      1,410,107           99,100           102,462         102,926        198,013       907,606

                                     ---------------   --------------   ---------------  --------------  -------------  ------------
Total contractual cash obligations   $     1,451,107   $      140,100   $       102,462  $      102,926  $     198,013  $    907,606
                                     ===============   ==============   ===============  ==============  =============  ============


(1)  Represents payments under DIP Facility to Southwest.

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


Aircraft and Fleet Transactions. ATA has a purchase agreement with the Boeing Company ("Boeing") to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer's list price is $52.4 million for each 737-800, subject to escalation. ATA's purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of March 31, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

ATA also has an agreement to purchase four spare CFM56-7B27 engines, which are currently scheduled for delivery between 2005 and 2008.

In April and May 2005, the Company executed three letters of intent with leasing companies to lease three used Boeing 737-500 aircraft and four used Boeing 737-300 aircraft. The Company expects to put these aircraft into service in the second half of 2005. One of the letters of intent provides the Company the option of leasing up to seven additional Boeing 737-500 and Boeing 737-300 aircraft.

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

In January 2002, the Chicago LLC entered into the Lease to lease land from the City, which had been purchased by the City with MARB's. The Chicago LLC also entered into the Agreement with the City in January 2002 to develop real estate on the property. As part of the Agreement, the City agreed to pay for the debt service on the MARB's from the incremental tax revenue expected to be generated from the real estate developments. Under the Agreement, if the incremental tax revenue is insufficient to fund the MARB's debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property.

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

On April 19, 2005, the Bankruptcy Court approved the Settlement Agreement, under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments shall reduce the amount of the ATSB Loan Lenders' secured claim. The Settlement Agreement requires that the ATSB Loan Lenders' secured claim be satisfied in ATA's plan of reorganization, in a manner to be agreed upon by the parties not less than 30 days prior to the filing of any plan of reorganization.

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

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment and spare parts defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. Further, creditors holding security interests or liens in property of the Debtors may be entitled to adequate protection for the continued use or consumption of their collateral. The Debtors have entered into stipulations which have been approved by the Bankruptcy Court providing such adequate protection to the ATSB Loan Lenders. These stipulations are for a stated period of time, and include performance requirements which the Company is to achieve as a condition of the continued use of the ATSB Loan collateral. Expiration of the stipulations by the passage of time or a termination thereof by reason of a breach of these performance requirements, without the Debtors obtaining an extension or a new authorization from the Bankruptcy Court for use of the collateral, could very materially impair the ability of the Company to continue operations. Please refer to the discussion of the Chapter 11 filing and the requirements of section 1110 of the Bankruptcy Code in "Liquidity Outlook - Chapter 11 Reorganization" for a more detailed discussion of the rights of the creditors.

Card Agreement. The Company accepts charges to most major credit and debit cards ("cards") as payment from its customers. As of March 31, 2005, approximately 90% of scheduled service and vacation package sales are purchased using these cards. The Company maintains an agreement with a bank for the processing and collection of charges for Visa and Mastercard as well as agreements with American Express Travel Related Services Company, Inc for the American Express Card and Discover Card Services, Inc. for the Discover Card (collectively referred to as the "Credit Card Providers"). Under these agreements, a sale is normally charged to the purchaser's card account and is paid to the Company in cash within a few days or weeks of the date of purchase, although the Company may provide the purchased transportation days, weeks or months later.

According to the agreements, the Credit Card Providers can retain cash collected by them on processed card charges as a deposit. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the Credit Card Providers. The deposit secures this potential obligation of the Credit Card Providers to make such refunds. The Credit Card Providers have exercised their rights to withhold distributions and as of March 31, 2005 had retained $58.9 million of the Company's unflown sales as compared to $61.2 million at March 31, 2004.

Surety Bonds. The Company has historically provided surety bonds to airport authorities and selected other parties, to secure the Company's obligation to these parties. As of March 31, 2005, the Company's non-current restricted cash balance on the Company's balance sheet was $31.3 million and primarily included cash pledged to secure its letter of credit for surety bonds.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. On December 15, 2003, upon cancellation of the DOT charter obligation surety bond by the issuer, the Company entered into an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of March 31, 2005, the Company has $4.1 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company's balance sheet as of that date. The surety bond of $12.9 million relating to the DOT charter obligations was released in the first quarter of 2004, and the restricted cash securing the letter of credit was returned to the Company.

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

o the ability to obtain a significant capital infusion to continue as a going concern through December 31, 2005;

o the ability to obtain new capital as part of a plan of reorganization for New ATA;

o risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period, to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert one or more of the cases to a Chapter 7 case;

o the failure to achieve agreements with unions concerning assistance measures including work rule modifications and wage and benefit cost reductions could contribute to inadequate cash to meet future obligations;

o    the ability to attract and retain employees in specialized functions;

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

Part I - Financial Information
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp.'s Annual Report on Form 10-K for the year 2004.

PART I - Financial Information
Item 4 - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, subsequent to the date of the evaluation.

Part II - Other Information

Item 1 - Legal Proceedings

On the Petition Date, the Company and seven of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigations are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on the Company's business. No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 - Unregistered Sales of Equity Securities and Use of  Proceeds

None

Item 3 - Defaults Upon Senior Securities

As a result of the Filing, the Company is in default and subject to immediate acceleration of all balances under the terms of the agreements of certain of its debt instruments, including its unsecured senior notes and ATSB loan. The Filing also triggered defaults on substantially all lease obligations of the Company.

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


                                                   ATA Holdings Corp.
                                                   (Registrant)




Date     May 12, 2005                               by /s/ Gilbert F.Viets
                                                    ----------------------

                                                    Gilbert F. Viets
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    On behalf of the Registrant

                                Index to Exhibits

                Exhibit No.

10.1 ATSB Lenders Settlement Agreement dated as of March 15, 2005 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated April 19, 2005)

10.2 First Amendment to Credit Agreement dated as of January 30, 2005 between ATA Airlines Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air ExecuJet, Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender. (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K dated March 31, 2005)

10.3 Second Amendment to Credit Agreement dated as of February 25, 2005 between ATA Airlines Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air ExecuJet, Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender. (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K dated March 31, 2005)

10.4 Third Amendment to Credit Agreement dated as of April 15, 2005 between ATA Airlines Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air Execujet Inc., as guarantor, ATA Cargo
Inc., as guarantor, Chicago Express Airlines, Inc., as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.5 Employment Agreement between ATA Airlines, Inc. and John G. Denison dated March 4, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 7, 2005)

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002