Form 10-Q
period 2005-06-30
ATA HOLDINGS CORP
filed 2005-08-15
CIK 898904

United States
 Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended  June 30, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____to____

Commission file number  000-21642
I.R.S. Employer Identification No.:  35-1617970

ATA HOLDINGS CORP.
  (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:  Indiana

7337 West Washington Street,  Indianapolis, Indiana  46251
(Address of principal executive offices)

(317) 282-4000
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
Yes    X         No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).
Yes                No      X

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,824,287 shares outstanding as of July 31, 2005

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$80,944	$139,652
Receivables, net of allowance for doubtful accounts
(2005 - $3,532; 2004 - $2,608)	136,171	118,807
Inventories, net	36,317	43,802
Assets held for sale	2,000	-
Prepaid expenses and other current assets	38,065	39,160
Total current assets	293,497	341,421

Property and equipment:
Flight equipment	174,035	198,888
Facilities and ground equipment	142,159	147,420
	316,194	346,308
Accumulated depreciation	(170,850)	(163,549)
	145,344	182,759

Restricted cash	31,072	32,355
Goodwill	6,987	8,488
Prepaid aircraft rent	179	52,031
Investment in BATA	6,005	6,930
Deposits and other assets	25,272	27,081
Total assets	$508,356	$651,065

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Short term debt	$41,000	$41,000
Accounts payable	4,410	7,563
Air traffic liabilities	89,714	89,887
Accrued expenses	131,763	122,031
Total current liabilities	266,887	260,481

Deferred income	32,817	31,464

Liabilities subject to compromise	1,516,689	1,249,676

Commitments and contingencies

Convertible redeemable preferred stock,
subject to compromise; authorized and issued 300 shares	30,000	30,000

Shareholders' deficit:
Preferred stock; authorized 9,999,200 shares; none issued	-	-
Common stock, without par value; authorized 30,000,000 shares;
issued 13,535,727 - 2005 and 2004	66,013	66,013
Treasury stock; 1,711,440 shares - 2005 and 2004	(24,778)	(24,778)
Additional paid-in capital	18,166	18,166
Accumulated deficit	(1,397,438)	(979,957)
Total shareholders' deficit	(1,338,037)	(920,556)
Total liabilities and shareholders' deficit	$508,356	$651,065

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Scheduled service	$156,795	$300,750	$331,017	$577,917
Charter	100,794	72,676	218,965	164,366
Ground package	3,615	2,978	8,851	7,873
Other	9,664	14,370	20,311	27,951
Total operating revenues	270,868	390,774	579,144	778,107

Operating expenses:
Fuel and oil	78,165	85,838	161,343	168,128
Salaries, wages and benefits	68,930	107,394	160,103	215,062
Aircraft rentals	36,549	59,835	82,818	119,380
Handling, landing and navigation fees	24,248	30,097	52,153	63,452
Crew and other employee travel	11,320	12,967	23,382	29,984
Aircraft maintenance, materials and repairs	8,978	19,512	24,127	39,414
Passenger service	8,951	10,096	19,198	21,432
Depreciation and amortization	8,622	12,819	20,822	26,450
Other selling expenses	7,139	14,015	15,282	26,559
Commissions	6,270	5,676	14,333	12,496
Facilities and other rentals	5,638	6,729	12,640	13,113
Advertising	3,126	10,399	6,084	20,226
Ground package cost	3,000	2,508	7,329	6,571
Insurance	2,281	5,978	7,862	11,476
Aircraft impairments and retirements	-	-	403	-
Other	12,230	17,434	28,592	37,238
Total operating expenses	285,447	401,297	636,471	810,981

Operating loss	(14,579)	(10,523)	(57,327)	(32,874)

Other income (expense):
Reorganization expenses	(39,342)	-	(357,825)	-
Interest income	647	532	1,104	1,075
Interest expense	(1,511)	(15,442)	(3,182)	(30,431)
Loss on extinguishment of debt	-	-	-	(27,314)
Other	(15)	(229)	(251)	(462)
Other expense	(40,221)	(15,139)	(360,154)	(57,132)

Loss before income taxes	(54,800)	(25,662)	(417,481)	(90,006)
Income taxes	-	-	-	-
Net loss	(54,800)	(25,662)	(417,481)	(90,006)
Preferred stock dividends	-	(375)	-	(750)
Loss available to common shareholders	$(54,800)	$(26,037)	$(417,481)	$(90,756)

Basic and diluted earnings per common share:
Average shares outstanding	11,824,287	11,823,764	11,824,287	11,823,317
Net loss per share	$(4.63)	$(2.20)	$(35.31)	$(7.68)

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK (SUBJECT TO COMPROMISE)
AND SHAREHOLDERS' DEFICIT
(Dollars in thousands)

	Redeemable			Additional		Total
	Preferred	Common	Treasury	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
	(Subject to
	Compromise)
Balance as of December 31, 2004	$30,000	$66,013	$(24,778)	$18,166	$(979,957)	$(920,556)

Loss available to common shareholders	$-	$-	$-	$-	$(362,681)	$(362,681)
Balance as of March 31, 2005	$30,000	$66,013	$(24,778)	$18,166	$(1,342,638)	$(1,283,237)

Loss available to common shareholders	$-	$-	$-	$-	$(54,800)	$(54,800)
Balance as of June 30, 2005	$30,000	$66,013	$(24,778)	$18,166	$(1,397,438)	$(1,338,037)

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities:

Net loss before reorganization expenses	$(59,656)	$(90,006)
Adjustments to reconcile net loss before reorganization expenses to net cash provided by (used in) operating activities:

Depreciation and amortization	20,822	26,450
Loss on extinguishment of debt	-	27,314
Aircraft impairments and retirements	403	-
Other non-cash items	(1,034)	5,472
Changes in operating assets and liabilities:
Receivables	(17,224)	4,442
Inventories	4,775	(736)
Prepaid expenses and other current assets	(4,989)	(4,760)
Accounts payable	(3,153)	6,360
Air traffic liabilities	(173)	22,846
Liabilities subject to compromise	(8,124)	-
Accrued expenses	11,045	21,934
Other deferred items	-	20,000
Net cash provided by (used in) operating activities	(57,308)	39,316

Reorganization activities:
Reorganization expenses, net	(357,825)	-
Impairment of assets held for sale	11,149	-
Prepaid expenses and other current assets	16,196	-
Liabilities subject to compromise	245,390	-
Accrued expenses	(1,313)	-
Other non-cash items	13,975	-
Proceeds from sales of property and equipment	6,000	-
Assets held for sale	(2,000)	-
Receivables	(140)
Noncurrent prepaid aircraft rent	66,120	-
Net cash (used in) reorganization activities	(2,448)	-

Investing activities:

Capital expenditures	(5,902)	(13,515)
Noncurrent prepaid aircraft rent	1,562	(2,087)
Additions to other assets	(1,448)	(8,468)
Proceeds from sales of property and equipment	1,748	108
Net cash (used in) investing activities	(4,040)	(23,962)

Financing activities:

Proceeds from long-term debt	-	1,500
Preferred stock dividends	-	(9,987)
Payments on long-term debt and exchange offers	-	(29,982)
Decrease in other restricted cash	5,088	12,217
Proceeds from stock option exercises	-	300
Net cash provided by (used in) financing activities	5,088	(25,952)

Decrease in cash and cash equivalents	(58,708)	(10,598)
Cash and cash equivalents, beginning of period	139,652	160,644
Cash and cash equivalents, end of period	$80,944	$150,046

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Cash payments (receipts) for:
Interest	$2,158	$26,047
Income tax	19	(4,142)

Financing and investing activities not affecting cash:
Accrued capitalized interest	-	479
Additional new notes	-	12,991

See accompanying notes.

                     ATA HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and the Chapter 11 Filing

Chapter 11 Reorganization. On October 26, 2004 (the “Petition Date”), ATA Holdings Corp. (the “Company”) and seven of its subsidiaries including ATA Airlines, Inc. (“ATA”), Chicago Express Airlines, Inc. (“Chicago Express”) and Ambassadair Travel Club, Inc. (“Ambassadair” and collectively, with the other seven entities, the “Debtors”), filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). The Debtors are developing a plan of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations.

The Debtors continue to operate their respective businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and pursuant to the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, except for Chicago Express which ceased operations in March, 2005. The Company intends to sell Ambassadair in the second half of 2005. However, the Company can provide no assurance that it will be able to consummate a sale. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each Debtor’s case. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, once proposed, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

On October 29, 2004 the Bankruptcy Court entered an interim order which permitted ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA’s secured term loans (the “ATSB Loan”), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On December 10, 2004, the Bankruptcy Court entered a final order authorizing ATA’s continued use of the cash collateral through December 17, 2004. This final order has been extended for successive short periods. The final order has the effect of giving the ATSB Loan Lenders and ATSB (collectively, the “ATSB Loan Lenders”) a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. On April 19, 2005, the Bankruptcy Court approved a settlement agreement among the Debtors, the Official Committee and the ATSB Loan Lenders (the “Settlement Agreement”) under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments will reduce the amount of the ATSB Loan Lenders’ secured claim. The Company made the first adequate protection payment in the second quarter of 2005 and the second adequate protection payment was made in July 2005 in accordance with the Settlement Agreement. The Settlement Agreement also requires that the ATSB’s secured claim be satisfied in ATA’s plan of reorganization in a manner to be agreed upon by the parties not less than 30 days prior to the filing of any plan of reorganization. On July 19, 2005, the Bankruptcy Court approved another extension of the final order authorizing ATA’s continued use of the cash collateral through the earlier of August 22, 2005 or the occurrence of a material breach of the Settlement Agreement. Further extensions cannot be assured, and any significant restriction on ATA’s right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11.

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

Notwithstanding the above general discussion of the automatic stay, the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment defined in section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by section 1110 of the Bankruptcy Code. That section provides, in relevant part, that unless the Debtors, prior to 60 days after the Petition Date, agree to perform all obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the Filing, the Debtors' insolvency or other financial condition of the Debtors) within the time specified in section 1110, the right of the lessor, secured party or conditional vendor to take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract is not limited or otherwise affected by the automatic stay, by any other provision of the Bankruptcy Code, or by any power of the Bankruptcy Court.

The section 1110 deadline for the Debtors was December 26, 2004. After the expiration of the original 1110 deadline, the Debtors must either perform, reject, or reach a negotiated agreement with lessors or secured parties. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of June 30, 2005, the Company had returned 35 of the 76 leased aircraft and related engines to the lessors. The Company expects to return an additional 15 aircraft and related engines to the lessors between July 1, 2005 and January 25, 2006. The Company has renegotiated long-term rates on 10 of the leased aircraft and related engines. Finally, the Company has cured existing defaults and is currently paying the contract rates required under the Bankruptcy Code with respect to the remaining 16 leased aircraft and related engines.

Under section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory lease or unexpired lease is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of performing future obligations under such lease or contract but entitles the lessor or contract counterparty to pre-petition general unsecured claim for damages caused by such deemed breach. The lessor or contract counterparty may file a claim against the relevant Debtor’s estate for such damages. The assumption of an executory contract or unexpired lease generally requires a cure of most existing defaults under such executory contract or unexpired lease. The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert certain liabilities subject to compromise to liabilities not subject to compromise.

The Debtors have undertaken to notify all known or potential creditors of the Chapter 11 cases for purposes of identifying and quantifying all pre-petition claims. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to October 26, 2004. The general deadline for filing by creditors of proofs of claim with the Bankruptcy Court was January 24, 2005, with a limited exception for governmental entities, which had until April 24, 2005. A proof of claim arising from the rejection of executory contracts and expired leases must be filed no later than thirty days from the effective date of the authorized rejection. The Company is currently engaged in an analysis of pre-petition claims. The ultimate numbers and allowed amounts of such claims are not presently known.

The Bankruptcy Court has extended the period during which the Debtors’ have an exclusive right to file a plan of reorganization until August 22, 2005. Debtors have filed a motion seeking to extend the exclusive period to November 10, 2005. There is no assurance that this exclusivity period will be further extended by the Bankruptcy Court. If a debtor’s exclusivity period lapses, any party in interest may file a plan of reorganization for that debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan will be accepted by holders of claims against and equity interests in a debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims vote to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests vote to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The requirements for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization will likely result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The commitments for post-reorganization financing and equity investment in a reorganized airline and codesharing made by Southwest Airlines Co. (“Southwest”) require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

Financial Statement Presentation. The accompanying consolidated financial statements, for the quarter and six months ended June 30, 2005, of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7, which is applicable to companies in Chapter 11, generally does not require filers to change the manner in which their financial statements are prepared. However, it does require that the financial statements for periods subsequent to the Petition Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Generally, the Company’s revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the reorganization plan must be reported at the amounts expected to be allowed, even if they may be settled for different amounts. In addition, cash provided by reorganization items must be disclosed separately in the consolidated statement of cash flows.

The Company has recognized the following reorganization expenses in the consolidated statement of operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Aircraft and engine lease rejection charges	$1,221	$304,214
Other agreement and lease rejection charges	35,344	35,344
Impairment of assets held for sale	(131)	11,149
Professional fees	4,792	10,139
Amortization of deferred gain	(1,332)	(2,389)
Interest income	(620)	(1,251)
Other	68	619
	$39,342	$357,825

The aircraft and engine lease rejection charges are non-cash charges comprised of the Company’s estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft and engine leases that the Company has rejected, committed to return dates with the lessor or intends to reject as of June 30, 2005. The other agreement and lease rejection charges are non-cash charges which are comprised of the Company’s estimate of claims resulting from the rejection of non-aircraft agreements and leases. The estimates the Company recorded are subject to material adjustments as the Debtors proceed through the bankruptcy process.

The impairment of assets held for sale is a non-cash charge related to Chicago Express which was a regional feeder carrier operating as ATA Connection and connecting small and medium-sized cities with either Chicago-Midway or Indianapolis. In the first quarter of 2005, the Company announced that it intended to sell or discontinue Chicago Express’ operations, including its DOT and FAA certificates. Chicago Express discontinued flights on March 28, 2005. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Company recorded an impairment charge of $11.3 million related to the Chicago Express assets for sale. In addition, the Company classified the estimated value of these assets totaling $3.25 million as short-term assets held for sale on the consolidated balance sheet. Subsequently, on June 20, 2005, substantially all of Chicago Express assets were sold to CSC Investment Group for $1.25 million. As of June 30, 2005, $2.0 million of short-term assets held for sale related to Chicago Express, but owned by ATA, remain on the consolidated balance sheet. The Company is pursuing a sale of the remaining Chicago Express assets. However, the Company can provide no assurance that a sale will be consummated.

The disposition of assets and liquidation or settlement of liabilities in the Chapter 11 cases are subject to significant uncertainty. While operating as debtors-in-

possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in these consolidated financial statements, which do not give effect to any adjustments to the carrying value or amounts of liabilities that might result as a consequence of confirmation of a plan of reorganization.

DIP Financing Arrangement. On December 23, 2004, ATA and Southwest entered into a Secured Debtor-in-Possession Credit and Security Agreement (the “DIP Facility”) that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7.0 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension (the “Chicago LOC”). The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum, paid monthly. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the DIP Facility, the Company is subject to certain financial covenants. ATA has obtained amendments to these financial covenants for the first six months of 2005. Without the amendments, ATA would have been in violation of the financial covenants, which would have resulted in a default on the DIP Facility. There is no assurance ATA will be able to comply with these financial covenants in the future, or that Southwest will agree to further amendments to these covenants or otherwise waive non-compliance. The DIP Facility is guaranteed by the Company and its subsidiaries. The DIP Facility will terminate on the earlier of (1) the effective date of a plan of reorganization or (2) December 31, 2005, unless otherwise extended.

Asset Sale.  On December 23, 2004, the Company and Southwest executed a substantial portion of the transactions contemplated by an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) by which ATA agreed to assign to Southwest a leasehold interest in six specified gates and a hangar facility at Chicago-Midway airport and related assets for $40.0 million, subject to certain adjustments. The Asset Acquisition Agreement was entered into after the completion of an auction process supervised by the Bankruptcy Court. ATA received $34.0 million of proceeds from the assignment of its leasehold interest in six specified gates and related assets on December 23, 2004. ATA received $6.0 million of proceeds from the assignment of its leasehold interest in the hangar facility and related assets on March 28, 2005. Almost all of the $40.0 million in proceeds was recorded as deferred gain on the Company’s balance sheet and is being amortized over the remaining eight year lease term at Chicago-Midway.

Exit Facility and Equity Purchase. On December 23, 2004, Southwest committed to provide an exit loan facility (the “Exit Facility”), subject to certain conditions, to the reorganized airline (“New ATA”). The Exit Facility, under which New ATA would be the borrower, will provide for (a) a long-term financing, at a base interest rate of 9.5% per annum, paid semi-annually, consisting of one or more five-year notes to refinance up to $40.0 million under the DIP Facility, and (b) a replacement letter of credit (the “Replacement Chicago LOC”) for up to $7.0 million to secure loan obligations to the City of Chicago now secured by the Chicago LOC. The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of New ATA. As of June 30, 2005, no amounts had been received under the Exit Facility.

A closing fee of 2.5% of the Exit Facility is payable to Southwest. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts secured but not drawn under the Replacement Chicago LOC.

In addition, subject to certain conditions including successful emergence from bankruptcy and compliance with certain covenants and warranties, Southwest has committed to purchase, through an additional cash investment of $30 million, non-voting senior convertible preferred equity of New ATA (the “Preferred Equity”). The Preferred Equity will be convertible into 27.5% of the fully diluted economic ownership interest of New ATA, subject to pro rata dilution for management interests. The Preferred Equity will (a) have voting rights only upon certain events of default, (b) be senior to the common equity of New ATA, and (c) be convertible into common equity of New ATA, at Southwest's option, upon Southwest's sale or transfer of the Preferred Equity to a third party or certain other specified major liquidity events. In addition, the Preferred Equity will earn dividends at the rate of 4.0% per annum and have certain rights to require registration for resale under the securities laws. If not converted within 10 years after the effective date of the plan of reorganization, the Preferred Equity will, at Southwest's option, either convert into common equity of New ATA or be redeemed.

Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Southwest-ATA Codeshare Agreement (the “Codeshare Agreement”), related to air transportation service to and from Chicago-Midway and other specified points. Under a codeshare arrangement, the codesharing air carriers have permission to book and sell tickets on each other's flights. ATA is the only air carrier with which Southwest has a codesharing agreement. Under the Codeshare Agreement both carriers have expanded their flight offerings to customers without making the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights.  The initial term of the Codeshare Agreement is one year, which will be extended seven additional years, contingent upon, among other things, a plan of reorganization, which is acceptable to Southwest, being confirmed by the Bankruptcy Court by December 31, 2005. ATA and Southwest began codeshare flights on February 4, 2005. As of June 30, 2005, 215 codeshare routes were operating.

2.  Basis of Presentation

The accompanying consolidated financial statements of ATA Holdings Corp. and subsidiaries have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Refer to “Note 1 - the Company and the Chapter 11 Filing” for financial statement presentation related to the Filing.

3. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30 ,
	2005	2004
Numerator:
Loss before preferred stock dividends	$(54,800,000)	$(25,662,000)
Preferred stock dividends	-	(375,000)
Loss available to common
shareholders - numerator for basic and
diluted earnings per share	$(54,800,000)	$(26,037,000)

Denominator:
Denominator for basic and diluted earnings per share
- weighted average shares	11,824,287	11,823,864

Basic and diluted loss per share	$(4.63)	$(2.20)

	Six Months Ended June 30,
	2005	2004
Numerator:
Loss before preferred stock dividends	$(417,481,000)	$(90,006,000)
Preferred stock dividends	-	(750,000)
Loss available to common
shareholders - numerator for basic and
diluted earnings per share	$(417,481,000)	$(90,756,000)

Denominator:
Denominator for basic and diluted earnings per share
- weighted average shares	11,824,287	11,823,317

Basic and diluted loss per share	$(35.31)	$(7.68)

In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three and six months ended June 30, 2005 and 2004 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. Also, the impact of 834,995 and 969,573 incremental shares from the assumed exercise of warrants issued in conjunction with the ATSB Loan were not included in the computation of diluted earnings per share for three and six months ended June 30, 2004, respectively, because their effect would be antidilutive. In addition, the impact of 257 and 9,327 employee stock options, respectively, has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because their effect would be antidilutive.

4. Commitments and Contingencies

The following commitments and contingencies arose prior to the Filing and are as of June 30, 2005. The full effect of the Chapter 11 filing and any plan of reorganization on these commitments and contingencies are not yet known.

ATA has a purchase agreement with the Boeing Company (“Boeing”) to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer’s list price is $52.4 million for each 737-800, subject to escalation. ATA’s purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of June 30, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

ATA also has an agreement to purchase four spare CFM56-7B27 engines which are currently scheduled for delivery between 2005 and 2008.

As allowed under section 365 on the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts subject to the approval of the Bankruptcy Court and certain other conditions. The Company’s ability to obtain financing at rates and terms similar to historical agreements, if at all, is not known. Therefore, the future obligations for these above deliveries cannot be reasonably estimated.

In the Company’s aircraft financing agreements, the Company typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities under these aircraft leases.

In January 2002, a limited liability company subsidiary of the Company (the “Chicago LLC”) entered into an agreement to lease land from the City of Chicago (the “City”), which had been purchased by the City with Chicago Midway Airport Revenue Bonds (“MARB’s”). The Chicago LLC also entered into a redevelopment agreement with the City in January 2002 to develop real estate on the property. The City agreed to pay for the debt service on the MARB’s from the incremental tax revenue expected to be generated from the real estate developments. If the incremental tax revenue is insufficient to fund the MARB’s debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property.

The following commitments and contingencies arose after the Filing and are as of June 30, 2005.

In April and May 2005, the Company executed two letters of intent with leasing companies to lease three used Boeing 737-300 aircraft. Additionally, the Company signed a definitive lease for one used Boeing 737-300. The Company expects to put these aircraft into service in the second half of 2005. One of the letters of intent provides the Company the option of leasing up to seven additional Boeing 737-300 aircraft.

5. Liabilities Subject to Compromise

Liabilities subject to compromise refers to liabilities that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. These amounts result from known or potential claims to be resolved through the Chapter 11 process and such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claims or other events. To date, such adjustments, as reflected in reorganization expense, have been material and the Company anticipates that future adjustments will be material as well. Settlement of these amounts will be established through the plan of reorganization.

At June 30, 2005 and December 31, 2004, the Company has liabilities subject to compromise consisting of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)

Aircraft-related accruals and deferred gains	$895,383	$640,788
Long-term debt, including accrued interest,
net of unamoritized issuance costs	456,781	456,334
Mandatorily redeemable preferred stock	50,000	50,000
Accounts payable	33,789	32,136
Other accrued expenses and liabilities	80,736	70,418
	$1,516,689	$1,249,676

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

At June 30, 2005, scheduled future minimum lease payments under operating leases having initial non-cancelable lease terms of more than one year, as currently scheduled, were as follows:

		Facilities
	Flight	and Ground
	Equipment	Equipment	Total
	(in thousands)

3 Qtr - 4 Qtr 2005	$55,856	$5,007	$60,863

2006	93,113	9,538	102,651
`
2007	93,868	9,497	103,365

2008	94,491	7,660	102,151

2009	94,307	6,966	101,273

Thereafter	894,352	16,034	910,386
	$1,325,987	$54,702	$1,380,689

The Company’s aircraft operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Certain of the Company’s aircraft operating leases were originally structured to require significant cash payments in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years created a prepaid aircraft rent amount on the Company’s balance sheet. The portion of the prepaid aircraft rent schedule to be realized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Certain of the Company’s aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company’s balance sheet. As of June 30, 2005 and December 31, 2004, this entire liability that relates to leases that have not yet been accepted nor rejected has been recorded as a liability subject to compromise.

The table below summarizes the prepaid and accrued aircraft rents as of June 30, 2005 and December 31, 2004 that result from straight-line expense recognition as reported under the following captions on the Company’s balance sheet. Although much of the prepaid rent has been written-off, because the Company has either rejected those leases and returned the aircraft, or renegotiated the leases to reflect even monthly amounts, the amounts could still change significantly in the future due to the continued impact of the Filing and the development of a plan of reorganization, including additional possible rejection or restructuring of the related leases. These events could have a material impact on the amounts and classifications listed below.

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
Assets:
Prepaid expenses and other current assets (short-term)	$3,171	$7,350
Prepaid aircraft rent (long-term)	179	52,031
Total prepaid aicraft rent	$3,350	$59,381

Liabilities:
Liabilities subject to compromise	$25,863	$21,931

7. Management Appointments

On June 2, 2005, the Company announced Francis J. Conway was named Chief Financial Officer of the Company. Gilbert F. Viets, who had held the role of Executive Vice President and Chief Financial Officer remains with the Company as Assistant to the Chairman and as a member of the Board of Directors. In addition, the Company announced the appointment of Subodh Karnik as Senior Vice President and Chief Commercial Officer.

8. Subsequent Events

On July 15, 2005, the Company announced a number of cost reduction initiatives aimed at making the airline more competitive as the Company continues to emerge from Chapter 11. The restructuring initiatives include expanded outsourcing of the airline’s heavy maintenance program and outsourcing its customer reservations call center. Approximately 450 positions will be eliminated by the fourth quarter of 2005 by the restructuring including 350 maintenance and 100 reservations personnel. The Company does not expect there to be any material charges associated with the restructuring initiatives.

Part I - Financial Information
Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Quarter Ended June 30, 2005, Versus Quarter Ended June 30, 2004

Overview

On October 26, 2004, the Company and seven of its subsidiaries, including ATA, Chicago Express and Ambassadair, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. In connection with the Filing, the Debtors are developing a plan of reorganization to address their debts and other obligations, lower operating costs and restructure operations. See “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

The Company, through its principal subsidiary, ATA, provides scheduled airline services to leisure, business, and other value-oriented travelers, and is a leading provider of charter services to the U.S. military. ATA has been operating for 33 years.

Since the Filing, the Company has been revising its business plans to provide the basis for a plan of reorganization to be proposed in the Chapter 11 cases. Key objectives incorporated in the revised business plans, which are continuing to be refined and changed in response to market conditions, include:

•	focusing on scheduled service from the Chicago-Midway Airport to maximize the benefit of the codesharing agreement with Southwest Airlines Co. ("Southwest");

•	maintaining scheduled service to Hawaii, which also benefits from the codesharing agreement;

•	maintaining ATA’s position as a leading provider of military passenger charter services;

•	"regauging" and reducing ATA’s fleet of aircraft by at least one-third to improve efficiencies;

•	obtaining a significant capital infusion to continue as a going concern through December 31, 2005;

•	reducing operating costs, including management and other employee expenses; and

•	rejecting burdensome contracts to reduce associated costs.

Since the Filing, the Company and ATA have taken a number of actions necessary to achieve these objectives, develop a viable plan of reorganization and emerge from the Chapter 11 cases. These actions include:

•	assigning ATA’s leasehold interest in six gates and a hangar facility at Chicago-Midway to Southwest for $40.0 million;

•	establishing a codesharing agreement with Southwest for air transportation service to and from Chicago-Midway and other specified points;

•
obtaining from Southwest $40.0 million in debtor-in-possession financing and $7.0 million Chicago LOC, as well as a term financing commitment, subject to certain conditions, in the same amount to refinance this debtor-in-possession financing upon confirmation of a plan of reorganization acceptable to Southwest;

•	significantly reducing scheduled service from Indianapolis, Indiana, a market which has experienced severe and on-going price and route competition;

•	ceasing station operations in several scheduled service markets;

•	ceasing operations of ATA’s feeder carrier, Chicago Express and marketing its assets;

•	reaching agreements with ATA’s aircraft and aircraft engine lessors for the rejection of leases and return of non-economic aircraft and engines;

•	changing executive management, including appointing a new Chief Executive Officer for ATA, a new Chief Financial Officer and a new Chief Commercial Officer;

•
temporarily amending collective bargaining agreements with the unions representing the flight attendants and cockpit crews to achieve significant cost savings, and continuing negotiations to obtain a long-term extension and enhancement of these savings;

•	extending the exclusive period in which the Debtors may file a plan of reorganization until August 22, 2005;

•	announcing outsourcing the heavy maintenance program and the customer reservation call center;

•	signing a settlement agreement with the ATSB Loan Lenders on April 19, 2005;

•	retaining advisors to assist in raising capital; and

•	marketing its Ambassadair subsidiary.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies since December 31, 2004. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For more information on SOP 90-7, see “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

Results of Operations

For the quarter and six months ended June 30, 2005, the Company had an operating loss of $14.6 million and $57.3 million, respectively, as compared to operating loss of $10.5 million and $32.9 million in the same periods of 2004. The Company had a net loss of $54.8 million and $417.5 million in the second quarter and first six months of 2005, respectively, as compared to a net loss of $25.7 million and $90.0 million in the same periods of 2004. The net loss for the six months ended June 30, 2004 includes a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004, and the net loss for the six months ended June 30, 2005 included $357.8 million of reorganization expenses. For more information on reorganization expenses, see “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

Operating revenues decreased 30.7% to $270.9 million in the second quarter of 2005, as compared to $390.8 million in the same period of 2004 and decreased 25.6% to $579.1 million in the first six months of 2005, as compared to $778.1 million in the same period of 2004. Scheduled service revenues decreased $144.0 million between the second quarters of 2004 and 2005, or 47.9%, while charter revenues increased $28.1 million between the same periods, or 38.7%. Scheduled service revenues decreased $246.9 million between the first six months of 2004 and 2005, or 42.7%, while charter revenues increased $54.6 million between the same periods, or 33.2%.

Operating expenses decreased 28.9% to $285.4 million in the second quarter of 2005, as compared to $401.3 million in the comparable period of 2004, and decreased 21.5% to $636.5 million in the first six months of 2005, as compared to $811.0 million in the same period of 2004.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile (“ASM”).

	Cents per ASM		Cents per ASM
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Consolidated operating revenues:	8.13	7.36	7.73	7.14

Consolidated operating expenses:
Fuel and oil	2.35	1.62	2.15	1.54
Salaries, wages and benefits	2.07	2.02	2.14	1.97
Aircraft rentals	1.10	1.13	1.11	1.10
Handling, landing and navigation fees	0.73	0.57	0.70	0.58
Crew and other employee travel	0.34	0.24	0.31	0.28
Aircraft maintenance, materials and repairs	0.27	0.37	0.32	0.36
Passenger service	0.27	0.19	0.26	0.20
Depreciation and amortization	0.26	0.24	0.28	0.24
Other selling expenses	0.21	0.26	0.20	0.24
Commissions	0.19	0.11	0.19	0.11
Facilities and other rentals	0.17	0.13	0.17	0.12
Advertising	0.09	0.20	0.08	0.19
Ground package cost	0.09	0.05	0.10	0.06
Insurance	0.07	0.11	0.10	0.11
Aircraft impairments and retirements	-	-	0.01	-
Other	0.35	0.32	0.38	0.34
Total consolidated operating expenses	8.56	7.56	8.50	7.44

Consolidated operating income (loss)	(0.43)	(0.20)	(0.77)	(0.30)

ASMs (in thousands)	3,332,721	5,310,459	7,490,131	10,893,281

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for “Jet” operations include the consolidated operations of Lockheed L-1011, Boeing 737-800, Boeing 757-200, and Boeing 757-300 aircraft in all of the Company’s business units. Data shown for “SAAB” operations include the operations of SAAB 340B propeller aircraft by Chicago Express as the ATA Connection. Chicago Express discontinued flights on March 28, 2005.

	Three Months Ended June 30,
	2005	2004	Inc (Dec)	% Inc (Dec)

Departures Jet	13,113	21,439	(8,326)	(38.84)
Departures SAAB	-	13,314	(13,314)	(100.00)
Total Departures	13,113	34,753	(21,640)	(62.27)

Block Hours Jet	39,759	64,417	(24,658)	(38.28)
Block Hours SAAB	-	12,956	(12,956)	(100.00)
Total Block Hours	39,759	77,373	(37,614)	(48.61)

RPMs Jet (000s)	2,135,470	3,749,521	(1,614,051)	(43.05)
RPMs SAAB (000s)	-	49,369	(49,369)	(100.00)
Total RPMs (000s) (a)	2,135,470	3,798,890	(1,663,420)	(43.79)

ASMs Jet (000s)	3,332,721	5,233,066	(1,900,345)	(36.31)
ASMs SAAB (000s)	-	77,393	(77,393)	(100.00)
Total ASMs (000s) (b)	3,332,721	5,310,459	(1,977,738)	(37.24)

Load Factor Jet (%)	64.08	71.65	(7.57)	(10.57)
Load Factor SAAB (%)	-	64	(64)	(100.00)
Total Load Factor (%) (c)	64	72	(7)	(10.43)

Passengers Enplaned Jet	1,416,206	2,815,650	(1,399,444)	(49.70)
Passengers Enplaned SAAB	-	284,551	(284,551)	(100.00)
Total Passengers Enplaned (d)	1,416,206	3,100,201	(1,683,995)	(54.32)

Revenue $ (000s)	270,868	390,774	(119,906)	(30.68)
RASM in cents (e)	8.13	7.36	0.77	10.46
CASM in cents (f)	8.56	7.56	1.00	13.23
Yield in cents (g)	12.68	10.29	2.39	23.23

Average Aircraft in Service
Lockheed L-1011	5.00	6.00	(1.00)	(16.67)
Boeing 737-800	22.00	32.50	(10.50)	(32.31)
Boeing 757-200	7.58	15.59	(8.01)	(51.38)
Boeing 757-300	12.00	12.00	-	-
SAAB 340B	-	16.00	(16.00)	(100.00)

Average Block Hours Flown per day
Lockheed L-1011	7.90	6.77	1.21	17.87
Boeing 737-800	9.03	10.71	(1.68)	(15.69)
Boeing 757-200	9.64	12.22	(2.58)	(21.11)
Boeing 757-300	10.48	10.73	(0.25)	(2.33)
SAAB 340B	-	8.99	(8.99)	(100.00)

See footnotes (a) through (g) on page 23.

	Six Months Ended June 30,
	2005	2004	Inc (Dec)	% Inc (Dec)

Departures Jet	29,309	43,332	(14,023)	(32.36)
Departures SAAB	6,381	26,471	(20,090)	(75.89)
Total Departures	35,690	69,803	(34,113)	(48.87)

Block Hours Jet	90,204	132,426	(42,222)	(31.88)
Block Hours SAAB	6,305	25,914	(19,609)	(75.67)
Total Block Hours	96,509	158,340	(61,831)	(39.05)

RPMs Jet (000s)	4,588,371	7,273,958	(2,685,587)	(36.92)
RPMs SAAB (000s)	19,215	95,874	(76,659)	(79.96)
Total RPMs (000s) (a)	4,607,586	7,369,832	(2,762,246)	(37.48)

ASMs Jet (000s)	7,453,954	10,737,873	(3,283,919)	(30.58)
ASMs SAAB (000s)	36,177	155,408	(119,231)	(76.72)
Total ASMs (000s) (b)	7,490,131	10,893,281	(3,403,150)	(31.24)

Load Factor Jet (%)	61.56	67.74	(6.18)	(9.13)
Load Factor SAAB (%)	53	62	(9)	(13.90)
Total Load Factor (%) (c)	62	68	(6)	(9.06)

Passengers Enplaned Jet	3,060,948	5,378,751	(2,317,803)	(43.09)
Passengers Enplaned SAAB	111,698	546,413	(434,715)	(79.56)
Total Passengers Enplaned (d)	3,172,646	5,925,164	(2,752,518)	(46.45)

Revenue $ (000s)	579,144	778,107	(198,963)	(25.57)
RASM in cents (e)	7.73	7.14	0.59	8.26
CASM in cents (f)	8.50	7.44	1.06	14.25
Yield in cents (g)	12.57	10.56	2.01	19.03

Average Aircraft in Service
Lockheed L-1011	5.00	6.00	(1.00)	(16.67)
Boeing 737-800	23.31	32.25	(8.94)	(27.72)
Boeing 757-200	10.66	15.30	(4.64)	(30.33)
Boeing 757-300	12.00	12.00	-	-
SAAB 340B	11.60	16.00	(4.40)	(27.50)

Average Block Hours Flown per day
Lockheed L-1011	9.03	8.04	0.99	12.31
Boeing 737-800	9.54	11.05	(1.51)	(13.67)
Boeing 757-200	9.17	12.57	(3.40)	(27.05)
Boeing 757-300	11.09	10.93	0.16	1.46
SAAB 340B	6.04	9.00	(2.96)	(32.89)

See footnotes (a) through (g) on page 23.

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

(e) Revenue per ASM (expressed in cents) is total operating revenue divided by total ASMs. This measure is also referred to as “RASM.” RASM measures the Company's unit revenue using total available seat capacity. In the case of scheduled service, RASM is a measure of the combined impact of load factor and yield (see (g) below for the definition of yield).

(f) Cost per ASM (expressed in cents) is total operating expense divided by total ASMs. This measure is also referred to as “CASM.” CASM measures the Company's unit cost using total available seat capacity.

(g) Revenue per RPM (expressed in cents) is total operating revenue divided by total RPMs. This measure is also referred to as “yield.” Yield is relevant to the evaluation of scheduled service because yield is a measure of the average price paid by customers purchasing individual seats. Yield is less relevant to the commercial charter and military/government charter businesses because the right to use an entire aircraft is sold at one time for one price. Consolidated yields and scheduled service yields are shown in the appropriate tables for industry comparability, but yields for individual charter businesses are omitted from applicable tables.

Operating Revenues

Total operating revenues in the second quarter of 2005 decreased 30.7% to $270.9 million, as compared to $390.8 million in the second quarter of 2004; and operating revenues in the first six months of 2005 decreased 25.6% to $579.1 million, as compared to $778.1 million in the same period of 2004.

These decreases were due primarily to a $144.0 million and $246.9 million decrease in scheduled service revenues for the second quarter and first six months of 2005 respectively, partially offset by a $28.1 million and $54.6 million increase in charter revenues for the second quarter and first six months of 2005 respectively.

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, commercial charter and military/government charter operations of the Company.

	Three Months Ended June 30,
	2005	2004	Inc (Dec)	% Inc (Dec)
Scheduled Service
Departures	11,276	33,157	(21,881)	(65.99)
Block Hours	31,422	70,453	(39,031)	(55.40)
RPMs (000s) (a)	1,633,783	3,402,077	(1,768,294)	(51.98)
ASMs (000s) (b)	2,377,699	4,497,588	(2,119,889)	(47.13)
Load Factor (c)	68.71	75.64	(6.93)	(9.16)
Passengers Enplaned (d)	1,309,913	3,004,028	(1,694,115)	(56.39)
Revenue $ (000s)	156,795	300,750	(143,955)	(47.87)
RASM in cents (e)	6.59	6.69	(0.10)	(1.49)
Yield in cents (g)	9.60	8.84	0.76	8.60
Revenue per passengers enplaned $	119.70	100.12	19.58	19.56

Military Charter
Departures	1,624	1,283	341	26.58
Block Hours	7,622	5,771	1,851	32.07
ASMs (000s) (b)	894,404	720,284	174,120	24.17
Revenue $ (000s)	97,323	65,538	31,785	48.50
RASM in cents (e)	10.88	9.10	1.78	19.56
RASM excluding fuel escalation (i)	10.52	8.71	1.81	20.78

Commercial Charter
Departures	132	302	(170)	(56.29)
Block Hours	409	1,122	(713)	(63.55)
ASMs (000s) (b)	33,433	91,123	(57,690)	(63.31)
Revenue $ (000s)	3,471	7,138	(3,667)	(51.37)
RASM in cents (e)	10.38	7.83	2.55	32.57
RASM excluding fuel escalation (h)	10.30	7.69	2.61	33.94

Percentage of Consolidated Revenues:
Scheduled Service	57.9%	77.0%	(19.1)%	(24.81)
Military Charter	35.9%	16.8%	19.1%	113.69
Commercial Charter	1.3%	1.8%	(0.5)%	(27.78)

See footnotes (a) through (g) on page 23 and (h) through (i) on page 25.

	Six Months Ended June 30,
	2005	2004	Inc (Dec)	% Inc (Dec)
Scheduled Service
Departures	31,613	66,281	(34,668)	(52.30)
Block Hours	77,788	142,672	(64,884)	(45.48)
RPMs (000s) (a)	3,557,979	6,482,014	(2,924,035)	(45.11)
ASMs (000s) (b)	5,412,386	9,094,597	(3,682,211)	(40.49)
Load Factor (c)	65.74	71.27	(5.53)	(7.76)
Passengers Enplaned (d)	2,954,412	5,708,277	(2,753,865)	(48.24)
Revenue $ (000s)	331,017	577,917	(246,900)	(42.72)
RASM in cents (e)	6.12	6.35	(0.23)	(3.62)
Yield in cents (g)	9.30	8.92	0.38	4.26
Revenue per passengers enplaned $	112.04	101.24	10.80	10.67

Military Charter
Departures	3,594	2,721	873	32.08
Block Hours	17,134	12,855	4,279	33.29
ASMs (000s) (b)	1,952,807	1,576,233	376,574	23.89
Revenue $ (000s)	210,754	146,260	64,494	44.10
RASM in cents (e)	10.79	9.28	1.51	16.27
RASM excluding fuel escalation (i)	10.61	8.94	1.67	18.68

Commercial Charter
Departures	383	742	(359)	(48.38)
Block Hours	1,230	2,658	(1,428)	(53.72)
ASMs (000s) (b)	93,214	211,861	(118,647)	(56.00)
Revenue $ (000s)	8,212	18,106	(9,894)	(54.64)
RASM in cents (e)	8.81	8.55	0.26	3.04
RASM excluding fuel escalation (h)	8.74	8.39	0.35	4.17

Percentage of Consolidated Revenues:
Scheduled Service	57.2%	74.3%	(17.1)%	(23.11)
Military Charter	36.4%	18.8%	17.6%	93.62
Commercial Charter	1.4%	2.3%	(0.9)%	(39.13)

See footnotes (a) through (g) on page 23.

(h) Commercial charter contracts generally provide that the tour operator will reimburse the Company for certain fuel cost increases, which, when earned, are accounted for as additional revenue. A separate RASM calculation, excluding the impact of fuel reimbursements, is provided as a separate measure of unit revenue changes.

(i) Military/government reimbursements to the Company are calculated based upon a “cost plus” formula, including an assumed average fuel price for each contract year. If actual fuel prices differ from the contract rate, revenues are adjusted up or down to neutralize the impact of the change on the Company. A separate RASM calculation is provided, excluding the impact of the fuel price adjustments.

Scheduled Service Revenues. Scheduled service revenues in the second quarter of 2005 decreased 47.9% to $156.8 million from $300.8 million in the second quarter of 2004, and in the six months ended June 30, 2005 decreased 42.7% to $331.0 million from $577.9 million in the same period of 2004. In the three and six months ended June 30, 2005, the Company operated an average of 12 and 17, respectively, fewer jet aircraft than in the three and six months ended June 30, 2004, due to aircraft being returned to lessors as part of its reorganization under Chapter 11.

Approximately 51.1% of ATA’s scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the second quarter of 2005, as compared to 66.3% in the second quarter of 2004. The Hawaiian market generated approximately 34.0% of scheduled service capacity in the second quarter of 2005, as compared to 14.8% in the second quarter of 2004. Another 10.6% of scheduled service capacity was generated in the Indianapolis market in the second quarter of 2005, as compared to 14.3% in the second quarter of 2004.

Military/Government Charter Revenues. Military/government charter revenue increased 48.6% to $97.3 million in the second quarter of 2005 from $65.5 million in the second quarter of 2004, and in the six months ended June 30, 2005, military/government charter revenue increased 44.1% to $210.8 million from $146.3 million in the same period of 2004. The increase in revenue in both periods of 2005, as compared to the same periods of 2004, is due to a change in the mix of aircraft flying, as narrow body aircraft, which result in a higher yield, continued to replace retired wide body aircraft, an increase in flight activity between years and an increase in fuel escalation revenue.

Commercial Charter Revenues. Commercial charter revenues decreased 50.7% to $3.5 million in the second quarter of 2005 from $7.1 million in the second quarter of 2004, and in the six months ended June 30, 2005, commercial charter revenue decreased 54.7% to $8.2 million from $18.1 million in the same period of 2004. The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 aircraft that the Company has traditionally used in commercial charter flying. Because aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company’s replacement fleets of Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with scheduled services operations of the Company, such as cancellation and administration service fees and cargo revenue. Other revenues decreased 32.6% to $9.7 million in the second quarter of 2005 from $14.4 million in the second quarter of 2004, and in the six months ended June 30, 2005, other revenues decreased 27.5% to $20.3 million, as compared to $28.0 million in the same period of 2004, primarily related to the decrease in scheduled service activity between periods.

Operating Expenses

Fuel and Oil. Fuel and oil expense decreased 8.9% to $78.2 million in the second quarter of 2005, as compared to $85.8 million in the same period of 2004, and decreased 4.0% to $161.3 million in the six months ended June 30, 2005, as compared to $168.1 million in the same period of 2004.

During the quarter and six months ended June 30, 2005, the system-wide block hours decreased by 48.6% and 39.1%, respectively, compared to the same periods of 2004, resulting in a decrease in fuel and oil expense of approximately $29.0 million and $48.9 million, respectively, between those periods. These decreases were partially offset by an increase in the average cost per gallon of jet fuel. During the quarter and six months ended June 30, 2005, the average cost per gallon of jet fuel consumed increased by 44.3% and 38.7%, respectively, compared to the same periods of 2004, resulting in an increase in fuel and oil expense of approximately $24.1 million and $45.6 million, respectively, between those periods.

The Company also benefits from fuel reimbursement clauses and guarantees in its military/government and commercial charter contracts, as well as bulk scheduled service, but the benefit of these price guarantees is accounted for as revenue when realized.

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company’s employees, together with the Company’s cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the second quarter of 2005 decreased 35.9% to $68.9 million from $107.4 million in the second quarter of 2004, and in the six months ended June 30, 2005, salaries, wages and benefits expense decreased 25.6% to $160.1 million, as compared to $215.1 million in the same period of 2004.

Salaries, wages and benefits decreased in the second quarter and first six months of 2005, as compared to the same periods of 2004, as a result of its reduction of flight activity and increased efficiencies. Also contributing to the decrease, ATA signed a letter of agreement in February 2005 with its cockpit crewmembers who are represented by Air Line Pilots Association (“ALPA”). Under this agreement the cockpit crewmembers agreed to an approximate 20% pay reduction and 50% reduction in contributions to the Cockpit Crewmember Money Purchase Plan for the period of January 31, 2005 through May 31, 2005. In June 2005, the cockpit crewmembers extended this agreement through September 30, 2005, and the pay reduction was set at 18% rather than 20%. Upon the expiration of this latest interim agreement with ALPA, the cockpit pay structure would revert back to contractual levels, an estimated increase in overall cockpit crewmember compensation of approximately 40%. Since the June 2005 extension, ATA has been negotiating with ALPA to achieve the long-term concessions necessary for the continued viability of the Company, to date without success. On August 10, 2005, ATA requested Bankruptcy Court authority to reject its collective bargaining agreement with ALPA, pursuant to Section 1113 of the Bankruptcy Code.

In October 2004, ATA and its cabin crewmembers who are represented by the Association of Flight Attendants (“AFA”) concluded an amendment to the AFA agreement. Under the amended AFA agreement, the cabin crewmembers agreed to reduce their base hourly pay rate by 10% for the period of October 15, 2004 through October 15, 2006. In addition, the Company also implemented pay reductions and indefinite pay freezes for certain of its non-crewmember employees.

Aircraft Rentals. Aircraft rentals expense in the second quarter of 2005 decreased 39.0% to $36.5 million from $59.8 million in 2004, and decreased 30.7% to $82.8 million in the six months ended June 30, 2005, as compared to $119.4 million in the same period of 2004. In addition, the Company operated an average of 12 and 17, respectively, fewer leased jet aircraft in the three and six months of 2005 as compared to the same periods of 2004 due to aircraft being returned to the lessors as part of the Chapter 11 reorganization. These decreases were mainly attributable to the short-term renegotiation of aircraft lease rates related to Boeing 757-300 and Boeing 757-200 aircraft after the Filing.

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

Handling, landing and navigation fees decreased by 19.6% to $24.2 million in the second quarter of 2005, as compared to $30.1 million in the same period of 2004, and decreased by 17.8% to $52.2 million in the six months ended June 30, 2005, as compared to $63.5 million in the same period of 2004. The decrease in handling, landing and navigation fees between periods was primarily due to a 38.8% and 32.4% decrease in system-wide jet departures in the second quarter and first six months of 2005, respectively, as compared to the same periods of 2004. This decrease was partially offset by an increase in navigation fees between periods, due to an increase in military/government flying in the second quarter of 2005 and first six months of 2005, as compared to the second quarter of 2004 and first six months of 2004.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 13.1% to $11.3 million in the second quarter of 2005, as compared to $13.0 million in the second quarter of 2004, and decreased 22.0% to $23.4 million in the six months ended June 30, 2005, as compared to $30.0 million in the same period of 2004. These decreases in the second quarter and first six months of 2005 are primarily due to the decrease in system-wide jet departures of 38.8% and 32.4%, respectively, between periods. These decreases were partially offset by increases in crew and other employee travel between both periods due to increased military/government flying. Since military flights often operate to and from points remote from the Company’s crew bases, the Company incurs significant travel expenses on other airlines for positioning those crews.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company has on certain of its aircraft fleets. These agreements provide for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance. Aircraft maintenance, materials and repairs expense decreased 53.8% to $9.0 million in the second quarter of 2005, as compared to $19.5 million in the second quarter of 2004, and decreased 38.8% to $24.1 million in the six months ended June 30, 2005, as compared to $39.4 million in the same period of 2004. The Company rejected its hourly engine maintenance agreements related to its Boeing 757-200 and Boeing 757-300 aircraft in April 2005, resulting in less expense between both periods. The Company intends to engage an outside firm to perform the required engine overhauls related to these fleets and the cost of the engine overhauls will be capitalized and amortized over their useful life. In addition, the decline in aircraft maintenance, materials and repairs is due to the smaller fleet in the second quarter and first six months of 2005, as compared to 2004.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the second quarters of 2005 and 2004, catering represented 88.5% and 82.6%, respectively, of total passenger service expense, while catering represented 86.4% and 81.4%, respectively, of total passenger service expense for the six month periods ended June 30, 2005 and 2004.

The total cost of passenger service decreased 10.9% to $9.0 million in the second quarter of 2005, as compared to $10.1 million in the second quarter of 2004 and decreased 10.3% to $19.2 million in the six months ended June 30, 2005, as compared to $21.4 million in the same period of 2004. These decreases were mainly attributable to the decrease in scheduled service passengers enplaned between periods, partially offset by the increase in military/government flying between periods, as military/governmental flying requires a significantly more expensive catering product.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 32.8% to $8.6 million in the second quarter of 2005, as compared to $12.8 million in the second quarter of 2004, and decreased 21.5% to $20.8 million in the six months ended June 30, 2005, as compared to $26.5 million in the same period of 2004.

In the fourth quarter of 2004, the Company recorded a significant impairment charge against the L1011-500 fleet. As a result, the fleet’s depreciable value in the second quarter and first six months of 2005 is considerably less than its depreciable value in the second quarter and first six months of 2004. At that same time, the depreciable life of the fleet was shortened to reflect the most current planned fleet retirement schedule. The fleet’s lower depreciable value offset by the shorter depreciable life resulted in $2.8 million and $4.1 million less depreciation expense in the second quarter and first six months of 2005, respectively, as compared to the same periods of 2004. The decrease in depreciation and amortization expense is also attributable to the retirement of one L-1011-50 aircraft in late 2004. Due to this retirement, the Company recorded $0.7 million and $1.5 million less in depreciation in the second quarter and first six months of 2005, respectively, as compared to the same periods of 2004.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems (“CRS”), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll--free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses decreased 49.3% to $7.1 million in the second quarter of 2005, as compared to $14.0 million in the second quarter of 2004, and decreased 42.5% to $15.3 million in the six months ended June 30, 2005, as compared to $26.6 million in the same period in 2004, consistent with the decline in scheduled service revenue.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense increased 10.5% to $6.3 million in the second quarter of 2005, as compared to $5.7 million in the second quarter of 2004, and increased 14.4% to $14.3 million in the six months ended June 30, 2005 as compared to $12.5 million in the same period of 2004. The Company experienced an increase in commissions expense related to military/government charter business of $1.8 million and $3.8 million in the second quarter and first half of 2005, respectively, as compared to the same periods of 2004, consistent with the increase in military/government flying between periods. This increase was partially offset by a $1.1 million and $1.9 million decrease in commissions related to scheduled service flying in the first quarter of 2005, as compared to the same periods of 2004, consistent with the decrease in scheduled service flying between periods.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals was $5.6 million in the second quarter of 2005, as compared to $6.7 million in the second quarter of 2004, and decreased 3.8% to $12.6 million in the six months ended June 30, 2005, as compared to $13.1 million in the same period of 2004. The decrease in both periods is primarily attributable to exiting or reducing lease space in certain airport locations as part of the Company’s restructuring.

Advertising. Advertising expense decreased 70.2% to $3.1 million in the second quarter of 2005, as compared to $10.4 million in the same period of 2004, and decreased 69.8% to $6.1 million in the six months ended June 30, 2005, as compared to $20.2 million in the same period of 2004. The decrease in costs between both periods is primarily due to a reduction in marketing efforts after the Chapter 11 filing and due to operating and advertising in fewer markets due to the Company’s route changes.

Insurance. Insurance expense represents the Company’s cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers’ compensation insurance premiums and claims handling fees. The total cost of insurance decreased 61.7% to $2.3 million in the second quarter of 2005, as compared to $6.0 million in the second quarter of 2004, and decreased 31.3% to $7.9 million in the six months ended June 30, 2005, as compared to $11.5 million in the same period of 2004. The decrease in insurance expense between both periods was due to the reduction of fleet size, which was realized in the second quarter of 2005.

Aircraft Impairments and Retirements. In the first quarter of 2005, the Company recorded an impairment charge of $0.4 million against the net book value of Boeing 727-200 aircraft (recorded as an investment in BATA Leasing, LLC ) in accordance with FAS 144. The Company used quoted market prices to determine fair value of the assets.

Other Operating Expenses. Other operating expenses decreased 29.9% to $12.2 million in the second quarter of 2005, as compared to $17.4 million in the second quarter of 2004, and decreased 23.1% to $28.6 million in the six months ended June 30, 2005 as compared to $37.2 million in the same period of 2004. This decrease was attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Expense. Interest expense in the quarter and the six months ended June 30, 2005 decreased to $1.5 million and $3.2 million, respectively, as compared to $15.4 million and $30.4 million in the same periods of 2004. In accordance with SOP 90-7, following its Chapter 11 filing, the Company did not record interest expense with respect to pre-petition unsecured debt or secured debt in which the collateral value is less than the principal amount of the debt.

Loss on Extinguishment of Debt. On January 30, 2004, the Company completed exchange offers and issued Senior Notes due 2009 (“2009 Notes”) and cash consideration for certain of its $175 million 10 ½% Senior Notes due August in 2004 (“2004 Notes”) and issued Senior Notes due 2010 (“2010 Notes” and, together with the 2009 Notes, “New Notes”) and cash consideration for certain of its $125 million 9 5/8% Senior Notes due in December 2005 (“2005 Notes” and, together with the 2004 Notes, “Existing Notes”). The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004 in accordance with FASB Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for Modification of Exchange of Debt Terms (“EITF 96-19”). The loss mainly relates to the accounting for the $13 million cash consideration paid at closing of the exchange offers and the $13 million of incremental notes issued during the exchange offers.

Reorganization Expense. In accordance with SOP 90-7, the Company’s revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statement of operations.

The Company recognized reorganization expense of $39.3 million in the second quarter of 2005 and $357.8 million in the six months ended June 30, 2005. No reorganization expense was recorded in the same periods of 2004. See “Notes to the Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.” for further information.

Income Taxes. The Company did not record any income tax expense or benefit in the quarter and the six months ended June 30, 2005 applicable to its $54.8 million and $417.5 million, respectively in pre-tax loss for those periods, nor did it record any income tax expense or benefit in the second quarter or six months ended June 30, 2004 applicable to $25.7 million and $90.0 million, respectively, in pre-tax loss for those periods.

As of June 30, 2005, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2005, the Company had unrestricted cash of $80.9 million and a restricted cash balance of $33.5 million of which $2.5 million is classified as prepaid expenses and other current assets, primarily securing letters of credit. In addition, $67.7 million of cash on advance ticket sales had been withheld by the Company’s bank card processors and was recorded as a receivable on the Company’s balance sheet as of June 30, 2005. The airline industry continues to be adversely affected by historically high fuel prices and intense price competition.

Based on its current financial projections, the Company believes that it will require a capital infusion. The Company has retained advisors to assist in raising the necessary capital and is seeking $100 million in financing in the expectation of emergence from Chapter 11. The Company believes up to $50 million in additional funds will be required to provide the liquidity necessary to continue as a going concern through the end of 2005. These funds may come from additional debtor-in-possession financing, deferred debt payments, improved working capital, assets sales or operating cash flow improvements. The current financial projections assume the Company accomplishes certain objectives, such as, but not limited to, reaching agreements with unions to achieve necessary cost savings, cost effectively regauging the fleet, achieving estimated savings through outsourcing efforts and continuing successful codeshare operations at projected levels. Additional capital will be required to the extent that these objectives are not successfully accomplished in whole or in part. No assurance can be made that the Company will succeed in securing the additional capital. In addition, if the Company is not able to develop, obtain confirmation of, and implement a plan of reorganization, it is not likely to be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

The potential for continuing adverse publicity associated with the Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business operations and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and maintain employees; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. See “Notes to the Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing ” for further details regarding the Filing.

Statement of Cash Flow Overview

In the six months ended June 30, 2005, net cash used in operating activities was $57.3 million, as compared to cash provided by operating activities of $39.3 million for the same period of 2004. The change in cash used in or provided by operating activities between periods primarily resulted from unfavorable changes in operating assets and liabilities, and a more significant operating loss in the first six months of 2005.

Net cash used in reorganization activities was $2.4 million in the first six months of 2005, which mainly consisted of the payment of professional fees related to the reorganization, partially offset by the proceeds from the assignment of the Company’s leasehold interest in the hangar at the Chicago-Midway Airport and the sale of Chicago Express assets.

Net cash used in investing activities was $4.0 million in the first six months of 2005, as compared to $24.0 million in the same period of 2004. Such amounts included capital expenditures totaling $5.9 million in the first six months of 2005, as compared to $13.5 million in the same period of 2004. In addition, in the first six months of 2004, the Company capitalized costs associated with the completion of the exchange offers on January 30, 2004 which is reflected as an addition to other assets.

Net cash provided by financing activities was $5.1 million in the six months ended June 30, 2005, as compared to net cash used by financing activities of $26.0 million in the same period of 2004. The Company reduced its restricted cash balance by $5.1 million in the first six months of 2005, and $12.2 million in the first six months of 2004. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million. In addition, in the first six months of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $17.0 million.

For further details on Liquidity and Capital Resources see “Notes to the Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

Debt and Operating Lease Cash Payment Obligations. The Company is required to make cash payments in the future on debt obligations and operating leases. The Company is obligated on a number of long-term operating leases, which are considered financing and not recorded on the balance sheet under GAAP. The Company does not guarantee the debt of any other party which is not a subsidiary. The following table summarizes the Company’s contractual debt principal payments and operating lease obligations and their currently expected impact on liquidity and cash flows. This information does not include cash payments for amounts classified as liabilities subject to compromise.

	Cash Payments Currently Scheduled (2)

		3 Qtr - 4 Qtr			2008-	After
	Total	2005	2006	2007	2009	2009
		(in thousands)
Current and long-term debt (1)	$41,000	$41,000	$-	$-	$-	$-

Lease obligations (2)	1,380,689	60,863	102,651	103,365	203,424	910,386
Total contractual cash obligations	$1,421,689	$101,863	$102,651	$103,365	$203,424	$910,386

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

Aircraft and Fleet Transactions. ATA has a purchase agreement with the Boeing Company (“Boeing”) to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer’s list price is $52.4 million for each 737-800, subject to escalation. ATA’s purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of June 30, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

ATA also has an agreement to purchase four spare CFM56-7B27 engines which are currently scheduled for delivery between 2005 and 2008.

In the Company’s aircraft financing agreements, the Company typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities under these aircraft leases.

In January 2002, the Chicago LLC entered into the Lease to lease land from the City, which had been purchased by the City with MARB’s. The Chicago LLC also entered into an agreement with the City in January 2002 to develop real estate on the property. The City agreed to pay for the debt service on the MARB’s from the incremental tax revenue expected to be generated from the real estate developments. If the incremental tax revenue is insufficient to fund the MARB’s debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property.

In April and May 2005, the Company executed two letters of intent with leasing companies to lease three used Boeing 737-300 aircraft. Additionally, the Company signed a definitive lease for one used Boeing 737-300. The Company expects to put these aircraft into service in the second half of 2005. One of the letters of intent provides the Company the option of leasing up to seven additional Boeing 737-300 aircraft.

ATSB Financing. In November 2002, ATA obtained the $168.0 million ATSB Loan. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.6% of the outstanding guaranteed principal balance in 2004, escalating to 9.5% of the outstanding guaranteed principal balance in 2005 through 2008, are payable quarterly.

The ATSB Loan is subject to certain restrictive covenants and is collateralized primarily by a substantial portion of ATA’s unrestricted cash, certain receivables, certain aircraft, spare engines, and rotable parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, two SAAB 340B aircraft, 20 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables.

On April 19, 2005, the Bankruptcy Court approved the Settlement Agreement, under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments reduce the amount of the ATSB Loan Lenders’ secured claim. The Company made the first adequate protection payment in the second quarter of 2005 and the second adequate protection payment was made in July 2005 in accordance with the Settlement Agreement. The Settlement Agreement requires that the ATSB Loan Lenders’ secured claim be satisfied in ATA’s plan of reorganization, in a manner to be agreed upon by the parties not less than 30 days prior to the filing of any plan of reorganization.

Card Agreement. The Company accepts charges to most major credit and debit cards (“cards”) as payment from its customers. As of June 30, 2005, approximately 90% of scheduled service and vacation package sales are purchased using these cards. The Company maintains an agreement with a bank for the processing and collection of charges for Visa and Mastercard as well as agreements with American Express Travel Related Services Company, Inc for the American Express Card and Discover Card Services, Inc. for the Discover Card (collectively referred to as the “Credit Card Providers”). Under these agreements, a sale is traditionally charged to the purchaser’s card account and is paid to the Company in cash within a few days or weeks of the date of purchase, although the Company may provide the purchased transportation days, weeks or months later.

According to the agreements, the Credit Card Providers can retain cash collected by them on processed card charges as a deposit. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the Credit Card Providers. The deposit secures this potential obligation of the Credit Card Providers to make such refunds. The Credit Card Providers have exercised their rights to withhold distributions and as of June 30, 2005 had retained $67.7 million of the Company’s unflown sales as compared to $59.6 million at June 30, 2004.

Letters of Credit and Surety Bonds. The Company provides letters of credit or surety bonds to certain airport authorities and selected other parties, to secure the Company’s obligation to these parties. As of June 30, 2005, the Company’s non-current restricted cash balance on the Company’s balance sheet was $31.1 million and primarily included cash pledged to secure its letters of credit.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. The Company has an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of June 30, 2005, the Company has $2.5 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company’s balance sheet as of that date.

Forward-Looking Information and Risk Factors

Information contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking information which can be identified by forward-looking terminology such as “believes,”“expects,”“may,”“will,”“should,”“anticipates,” or the negative thereof, or other variations in comparable terminology. Such forward-looking information is based upon management's current knowledge of factors affecting the Company’s business. The differences between expected outcomes and actual results can be material, depending upon the circumstances. Where the Company expresses an expectation or belief as to future results in any forward-looking information, such expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company can provide no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

•
the ability to develop and execute a revised business plan for profitable operations, including restructuring flight schedules, maintaining the support of employees, regauging the fleet of aircraft, marketing of certain assets and outsourcing of certain activities;

•	the ability to obtain additional capital of up to $50 million to continue as a going concern through December 31, 2005 and new capital as part of a plan of reorganization for New ATA;
•	the ability to achieve projected profitability from the Codeshare Agreement;
•
risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period, to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert one or more of the cases to a Chapter 7 case;

•
the failure to achieve agreements with unions concerning assistance measures including work rule modifications and wage and benefit cost reductions could contribute to inadequate cash to meet future obligations;

•	the ability to attract and retain employees;
•	the ability to obtain and maintain normal terms with vendors and service providers;
•	the ability to maintain contracts that are critical to its operations;
•	the potential adverse effects of the Chapter 11 reorganization on liquidity or results of operations;
•	the ability to attract and retain customers;
•	demand for transportation in markets in which the Company operates;
•	economic conditions;
•	the effects of any hostilities or act of war;
•	salary costs;
•	aviation fuel costs;
•	competitive pressures on pricing (particularly from low-cost competitors);
•	weather conditions;
•	government legislation and regulation; and
•	other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities and Exchange Commission.

The Company is under no obligation to update, and will not undertake to update, its forward-looking statements to reflect future events or changes in circumstances.

Part I - Financial Information
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are significantly impacted by changes in the price of aircraft fuel. The price of fuel is subject to political, economic and market factors that are generally outside of the Company’s control. Continued significant increases in fuel costs could materially and adversely affect the Company’s liquidity, results of operations and financial condition. There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of ATA Holdings Corp.’s Annual Report on Form 10-K for the year 2004.

PART I - Financial Information
Item 4 - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

On the Petition Date, the Company and seven of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigations are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on the Company’s business. No new material legal proceedings have commenced during the time period covered by this interim report. In addition, there have been no significant developments in the pending legal proceedings as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On August 10, 2005, the Company filed a motion with the Bankruptcy Court requesting authority to reject the cockpit crewmember collective bargaining agreement with ALPA, pursuant to Section 1113 of the Bankruptcy Code. In February 2005 and June 2005, ATA and ALPA signed letters of agreement in which the cockpit crewmembers agreed to short-term wage, benefit and work rule concessions that are effective through September 30, 2005. ATA has been negotiating with ALPA to achieve long-term wage, benefit and work rule concessions necessary for the continued viability of the Company since June 2005 without success.

Item 6 - Exhibits

Exhibits are filed as a separate section of this report as set forth in the Index to Exhibits attached to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATA Holdings Corp.
(Registrant)

Date August 15, 2005                   by /s/ Francis J. Conway
                        Francis J. Conway
Executive Vice President and Chief Financial Officer
On behalf of the Registrant

Index to Exhibits

Exhibit No.

10.1 Fourth Amendment to Credit Agreement dated as of April 30, 2005 between ATA Airlines Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air Execujet Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc., as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.2 Fifth Amendment to Credit Agreement dated as of May 30, 2005 between ATA Airlines Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air Execujet Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc., as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.3 Agreement between ATA Holdings Corp. and Navigant Capital Advisors LLC dated May 26, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 26, 2005)

10.4 Sixth Amendment to Credit Agreement dated as of June 30, 2005 between ATA Airlines Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air Execujet Inc., as guarantor, ATA Cargo Inc., as guarantor, Chicago Express Airlines, Inc., as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002