Form 10-Q
period 2005-09-30
ATA HOLDINGS CORP
filed 2005-11-21
CIK 898904

United States
 Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended  September 30, 2005

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
Yes                No      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes                No      X

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, Without Par Value - 11,824,287 shares outstanding as of October 31, 2005

Part 1 - Financial Information
Item 1 - Financial Statements

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,367	$139,652
Receivables, net of allowance for doubtful accounts
(2005 - $4,292; 2004 - $2,608)	122,445	118,807
Inventories, net	41,892	43,802
Assets held for sale	2,000	-
Prepaid expenses and other current assets	33,887	39,160
Total current assets	275,591	341,421

Property and equipment:
Flight equipment	176,000	198,888
Facilities and ground equipment	142,689	147,420
	318,689	346,308
Accumulated depreciation	(180,758)	(163,549)
	137,931	182,759

Restricted cash	30,662	32,355
Goodwill	6,987	8,488
Prepaid aircraft rent	154	52,031
Investment in BATA	5,222	6,930
Deposits and other assets	26,204	27,081
Total assets	$482,751	$651,065

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Short term debt	$41,000	$41,000
Accounts payable	6,213	7,563
Air traffic liabilities	88,229	89,887
Accrued expenses	124,619	122,031
Total current liabilities	260,061	260,481

Deferred income	31,471	31,464

Liabilities subject to compromise	1,636,627	1,249,676

Commitments and contingencies

Convertible redeemable preferred stock,
subject to compromise; authorized and issued 300 shares	30,000	30,000

Shareholders' deficit:
Preferred stock; authorized 9,999,200 shares; none issued	-	-
Common stock, without par value; authorized 30,000,000 shares;
issued 13,535,727 - 2005 and 2004	66,013	66,013
Treasury stock; 1,711,440 shares - 2005 and 2004	(24,778)	(24,778)
Additional paid-in capital	18,166	18,166
Accumulated deficit	(1,534,809)	(979,957)
Total shareholders' deficit	(1,475,408)	(920,556)
Total liabilities and shareholders' deficit	$482,751	$651,065

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Scheduled service	$174,951	$285,978	$505,968	$863,895
Charter	105,292	96,219	324,257	260,585
Ground package	2,676	3,074	11,527	10,947
Other	7,868	15,948	28,179	43,899
Total operating revenues	290,787	401,219	869,931	1,179,326

Operating expenses:
Fuel and oil	87,773	96,931	249,116	265,058
Salaries, wages and benefits	64,161	106,349	224,264	321,411
Aircraft rentals	35,351	62,981	118,169	182,361
Handling, landing and navigation fees	20,943	29,847	73,096	93,300
Crew and other employee travel	12,687	15,835	36,069	45,819
Aircraft maintenance, materials and repairs	10,208	19,673	34,335	59,087
Passenger service	10,267	11,181	29,465	32,614
Depreciation and amortization	7,182	13,023	28,004	39,473
Other selling expenses	7,547	13,487	22,829	40,046
Commissions	6,666	7,096	20,999	19,592
Facilities and other rentals	3,640	6,765	16,280	19,878
Insurance	3,242	5,980	11,104	17,456
Advertising	2,515	9,364	8,599	29,591
Ground package cost	2,210	2,586	9,539	9,157
Aircraft impairments and retirements	-	-	403	-
Other	14,970	16,299	43,562	53,535
Total operating expenses	289,362	417,397	925,833	1,228,378

Operating income (loss)	1,425	(16,178)	(55,902)	(49,052)

Other income (expense):
Reorganization expenses	(137,622)	-	(495,447)	-
Interest income	666	668	1,770	1,743
Interest expense	(1,571)	(15,071)	(4,753)	(45,501)
Loss on extinguishment of debt	-	-	-	(27,314)
Other	(269)	(323)	(520)	(786)
Other expense	(138,796)	(14,726)	(498,950)	(71,858)

Loss before income taxes	(137,371)	(30,904)	(554,852)	(120,910)
Income taxes	-	-	-	-
Net loss	(137,371)	(30,904)	(554,852)	(120,910)
Preferred stock dividends	-	(375)	-	(1,125)
Loss available to common shareholders	$(137,371)	$(31,279)	$(554,852)	$(122,035)

Basic and diluted earnings per common share:
Average shares outstanding	11,824,287	11,824,144	11,824,287	11,823,595
Net loss per share	$(11.62)	$(2.65)	$(46.92)	$(10.32)

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK (SUBJECT TO COMPROMISE)
AND SHAREHOLDERS' DEFICIT
(Dollars in thousands)

	Redeemable			Additional		Total
	Preferred	Common	Treasury	Paid-in	Accumulated	Shareholders'
	Stock	Stock	Stock	Capital	Deficit	Deficit
	(Subject to
	Compromise)
Balance as of December 31, 2004	$30,000	$66,013	$(24,778)	$18,166	$(979,957)	$(920,556)

Loss available to common shareholders	$-	$-	$-	$-	$(362,681)	$(362,681)
Balance as of March 31, 2005	$30,000	$66,013	$(24,778)	$18,166	$(1,342,638)	$(1,283,237)

Loss available to common shareholders	$-	$-	$-	$-	$(54,800)	$(54,800)
Balance as of June 30, 2005	$30,000	$66,013	$(24,778)	$18,166	$(1,397,438)	$(1,338,037)

Loss available to common shareholders	$-	$-	$-	$-	$(137,371)	$(137,371)
Balance as of September 30, 2005	$30,000	$66,013	$(24,778)	$18,166	$(1,534,809)	$(1,475,408)

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities:

Net loss before reorganization expenses	$(59,405)	$(120,910)
Adjustments to reconcile net loss before reorganization expenses to net cash (used in) operating activities:

Depreciation and amortization	28,004	39,473
Loss on extinguishment of debt	-	27,314
Aircraft impairments and retirements	403	-
Other non-cash items	319	12,267
Changes in operating assets and liabilities:
Receivables	(3,811)	(2,159)
Inventories	(1,518)	(6,109)
Prepaid expenses and other current assets	195	(12,719)
Accounts payable	(1,350)	(3,541)
Air traffic liabilities	(1,658)	2,567
Liabilities subject to compromise	(13,677)	-
Accrued expenses	1,704	11,734
Other deferred items	-	20,000
Net cash (used in) operating activities	(50,794)	(32,083)

Reorganization activities:
Reorganization expenses, net	(495,447)	-
Impairment of assets held for sale	11,149	-
Prepaid expenses and other current assets	15,932	-
Liabilities subject to compromise	370,880	-
Accrued expenses	862	-
Other non-cash items	20,103	-
Proceeds from sales of property and equipment	6,000	-
Assets held for sale	(2,000)	-
Receivables	173
Noncurrent prepaid aircraft rent	66,120	-
Net cash (used in) reorganization activities	(6,228)	-

Investing activities:

Capital expenditures	(13,370)	(21,381)
Noncurrent prepaid aircraft rent	1,587	12,976
Additions to other assets	(2,693)	(8,136)
Proceeds from sales of property and equipment	2,457	323
Net cash (used in) investing activities	(12,019)	(16,218)

Financing activities:

Proceeds from long-term debt	-	1,500
Preferred stock dividends	-	(9,987)
Payments on long-term debt and exchange offers	-	(58,277)
Decrease in other restricted cash	4,756	11,712
Proceeds from stock option exercises	-	304
Net cash provided by (used in) financing activities	4,756	(54,748)

Decrease in cash and cash equivalents	(64,285)	(103,049)
Cash and cash equivalents, beginning of period	139,652	160,644
Cash and cash equivalents, end of period	$75,367	$57,595

See accompanying notes.

ATA HOLDINGS CORP. AND SUBSIDIARIES
(Debtor and Debtors-in-Possession as of October 26, 2004)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Cash payments (receipts) for:
Interest	$2,883	$41,011
Income tax	23	(4,018)

Financing and investing activities not affecting cash:
Accrued capitalized interest	-	524
Accrued preferred stock dividends	-	375
Additional new notes	-	12,991

       ATA HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and the Chapter 11 Filing

Chapter 11 Reorganization. On October 26, 2004 (the “Petition Date”), ATA Holdings Corp. (the “Company”) and seven of its subsidiaries including ATA Airlines, Inc. (“ATA”), C8 Airlines, Inc., formally known as Chicago Express Airlines, Inc. (“C8”) and Ambassadair Travel Club, Inc. (“Ambassadair” and collectively, with the other seven entities, the “Debtors”), filed voluntary petitions for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). The Debtors are developing a plan of reorganization to address their respective debts and other obligations, lower operating costs and restructure operations.

The Debtors continue to operate their respective businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and pursuant to the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, except for C8 which ceased operations in March 2005. Company received final approval to sell certain assets of Ambassadair and Amber Travel on November 17, 2005. The sale was consummated on November 18, 2005. As a debtor-in-possession, each of the Debtors is authorized under the provisions of Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval from the Bankruptcy Court. On October 29, 2004, the Bankruptcy Court granted the Debtors certain first day motions for various reliefs designed to stabilize operations and maintain relationships with customers, vendors, employees and others. The first day motions granted authority to the Debtors, among other things, to (a) pay pre-petition and post-petition employee wages, salaries and benefits and other employee obligations; (b) honor customer programs, including the frequent flyer program and ticketing program; and (c) honor pre-petition obligations related to interline, clearinghouse, and other similar agreements.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the "Official Committee"). The Official Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court in each Debtor’s case. There can be no assurance that the Official Committee will support the Debtors' positions in the reorganization cases or any plan of reorganization, and disagreements between the Debtors and the Official Committee could protract the reorganization cases, could negatively impact the Debtors' ability to operate during the Chapter 11 cases, and could delay or prevent the Debtors' emergence from Chapter 11.

On October 29, 2004 the Bankruptcy Court entered an interim order which permitted ATA to use the unrestricted cash, eligible accounts receivable and other collateral pledged to secure ATA’s secured term loans (the “ATSB Loan”), a significant portion of which is guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On December 10, 2004, the Bankruptcy Court entered a final order authorizing ATA’s continued use of the cash collateral through December 17, 2004. This final order has been extended for successive short periods. The final order has the effect of giving the ATSB Loan Lenders and ATSB (collectively, the “ATSB Loan Lenders”) a replacement lien on unrestricted cash and all other assets of the Debtors to secure diminution of pre-petition cash collateral and requires compliance by the Debtors with certain terms, such as the maintenance of minimum cash collateral balances and periodic reporting requirements. On April 19, 2005, the Bankruptcy Court approved a settlement agreement among the Debtors, the Official Committee and the ATSB Loan Lenders (the “Settlement Agreement”) under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110.0 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments will reduce the amount of the ATSB Loan Lenders’ secured claim. The Company has made the adequate protection payments in accordance with the Settlement Agreement. On October 31, 2005, the Bankruptcy Court approved another extension of the final order authorizing ATA’s continued use of the cash collateral through the earlier of November 21, 2005 or the occurrence of a material breach of the Settlement Agreement. Further extensions cannot be assured, and any significant restriction on ATA’s right to use cash collateral would be material and adverse to the ability of the Debtors to reorganize under Chapter 11.

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

The section 1110 deadline for the Debtors was December 26, 2004. After the expiration of the original 1110 deadline, the Debtors must either perform, reject, or reach a negotiated agreement with lessors or secured parties. As of December 31, 2004, the Company operated 82 aircraft, including 76 aircraft that were financed with operating leases. As of September 30, 2005, the Company had returned 40 of the 76 leased aircraft and related engines to the lessors. The Company expects to return additional aircraft and related engines to the lessors before the effective date of a plan of reorganization. The Company has renegotiated long-term rates on 10 of the leased aircraft and related engines. Finally, the Company has cured existing defaults and is currently paying the contract rates required under the Bankruptcy Code with respect to the remaining 16 leased aircraft and related engines.

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

On September 30, 2005, the Company, ATA, ATA Leisure Corp. and ATA Cargo, Inc. filed a preliminary plan of reorganization with the Bankruptcy Court. The Reorganizing Debtors expect to file an amended plan of reorganization by November 23, 2005. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan will be accepted by holders of claims against and equity interests in a debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims vote to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests vote to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The requirements for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Reorganizing Debtors expect to finalize reorganization plans for emergence from Chapter 11 in early 2006, there can be no assurance that any reorganization plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated. The Reorganizing Debtors have incurred and will continue to incur significant costs associated with their respective reorganizations. The amount of these costs, which are being expensed as incurred, are expected to significantly affect their financial results. Four of the Debtors, Execujet, Ambassadair, Amber Travel and C8, are not expected to be reorganized.

The ultimate recovery, if any, to holders of common stock of the Company will not be determined until confirmation of a plan of reorganization for the Company. The plan of reorganization will likely result in holders of common stock receiving no distribution on account of their interest in the Company and cancellation of the outstanding shares. The commitments for post-reorganization financing and equity investment in a reorganized airline require that all outstanding equity of the Company be cancelled without any distributions to the holders of such equity.

Financial Statement Presentation.  The accompanying consolidated financial statements, for the quarter and nine months ended September 30, 2005, of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7, which is applicable to companies in Chapter 11, generally does not require filers to change the manner in which their financial statements are prepared. However, it does require that the financial statements for periods subsequent to the Petition Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Generally, the Company’s revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the reorganization plan must be reported at the amounts expected to be allowed, even if they may be settled for different amounts. In addition, cash used by reorganization items must be disclosed separately in the consolidated statement of cash flows.

The Company has recognized the following reorganization expenses in the consolidated statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Aircraft and engine lease rejection charges	$669	$304,883
Other agreement and lease rejection charges	406	35,750
ALPA claim	128,850	128,850
Impairment of assets held for sale	-	11,149
Professional fees	5,366	15,505
Interest income	(707)	(1,958
Other	3,038	1,268
	$137,622	$495,447

The aircraft and engine lease rejection charges are non-cash charges comprised of the Company’s estimate of claims resulting from the rejection or return of the aircraft and engines as part of the bankruptcy process. They also include the write-off of assets and liabilities related to aircraft and engine leases that the Company has rejected, committed to return dates with the lessor or intends to reject as of September 30, 2005. The other agreement and lease rejection charges are non-cash charges which are comprised of the Company’s estimate of claims resulting from the rejection of non-aircraft agreements and leases. The estimates the Company recorded are subject to material adjustments as the Debtors proceed through the bankruptcy process.

The ALPA claim includes an unsecured pre-petition claim against ATA by the Air Line Pilots Association (“ALPA”) for the benefit of its members in the total amount of $128.9 million. On September 28, 2005, the cockpit crewmembers voted to ratify a new collective bargaining agreement effective October 1, 2005, which included among other wage and benefit concessions, the pre-petition claim. The Bankruptcy Court approved the claim on October 12, 2005.

The impairment of assets held for sale is a non-cash charge related to C8 which was a regional feeder carrier operating as ATA Connection and connecting small and medium-sized cities with either Chicago-Midway or Indianapolis. In the first quarter of 2005, the Company announced that it intended to sell or discontinue C8’s operations, including its DOT and FAA certificates. C8 discontinued flights on March 28, 2005. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Company recorded an impairment charge of $11.3 million related to the C8 assets for sale. In addition, the Company classified the estimated value of these assets totaling $3.25 million as short-term assets held for sale on the consolidated balance sheet. Subsequently, on June 20, 2005, substantially all of C8 assets were sold to CSC Investment Group for $1.25 million. As of September 30, 2005, $2.0 million of short-term assets held for sale related to C8, but owned by ATA, remain on the consolidated balance sheet. The remaining assets were sold in November 2005.

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

MatlinPatterson Financing Commitment. On November 10, 2005, the Company filed with the U.S. Bankruptcy Court a motion to approve a commitment letter with MatlinPatterson Global Opportunities Partners II, L.P. and/or MatlinPatterson Global Opportunities Partners (Cayman) II, L.P. (“MatlinPatterson”), for debtor-in-possession (“DIP”) financing of $30.0 million. In addition to this DIP financing, MatlinPatterson would invest up to an additional $70.0 million in equity upon the Company’s emergence from its Chapter 11 case. The financing is subject to U.S. Bankruptcy Court approval, government approvals and other conditions specified by MatlinPatterson.

Under the commitment letter, MatlinPatterson would make the DIP financing available following approval by the Bankruptcy Court, which is scheduled for hearing on December 6, 2005. Upon emergence from Chapter 11, the DIP financing would be converted into equity, for a total equity investment by MatlinPatterson of at least $80 million and up to $100 million.

In connection with the proposed investment by MatlinPatterson, on November 16, 2005 the Reorganizing Debtors filed a motion (“Motion”) seeking approval of the transfer, exchange and surrender of certain gates at Chicago-Midway, an expanded and restated Codeshare Agreement, as defined below, and of certain amendments to the DIP Facility, as defined below, and the Southwest Airlines Co. (“Southwest”) bid proposal dated December 15, 2004. If approved, the amendments require that the Company’s plan of reorganization be confirmed by January 31, 2006. MatlinPatterson’s commitment to enter into the DIP financing transaction and to provide the financing upon emergence is conditioned upon an amended and restated Codeshare Agreement. Restructuring gates at Chicago-Midway is a condition to Southwest’s entry into an amended and restated Codeshare Agreement.

Codeshare Agreement. On December 23, 2004, Southwest and ATA entered into the Southwest-ATA Codeshare Agreement (the “Codeshare Agreement”), related to air transportation service to and from Chicago-Midway and other specified points.  Under a codeshare arrangement, the codesharing air carriers have permission to book and sell tickets on each other's flights. ATA is the only air carrier with which Southwest has a codesharing agreement. Under the Codeshare Agreement both carriers have expanded their flight offerings to customers without making the significant investment required for new flights. Each airline receives a share of the ticket price for affected flights.  As part of the Motion, the Company is seeking approval from the Bankruptcy Court for an expanded and restated Codeshare Agreement. ATA and Southwest began codeshare flights on February 4, 2005. As of September 30, 2005, 204 codeshare routes were operating.

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

As part of the Motion, the Company would transfer additional gates to Southwest in return for a reduction of the outstanding balance of the DIP Facility, as defined below.

Southwest DIP Financing Arrangement and Emergence Financing. On December 23, 2004, ATA and Southwest entered into a Secured Debtor-in-Possession Credit and Security Agreement (the “DIP Facility”) that provides up to $40.0 million in cash to the Company, plus a letter of credit in the approximate amount of $7.0 million to secure two pre-petition loans obtained by ATA from the City of Chicago for the construction of a jet bridge extension (the “Chicago LOC”). The Company received $40.0 million under the DIP Facility on December 23, 2004. A closing fee of 2.5%, or $1.0 million, was treated as a principal advance under the DIP Facility.

The base interest rate, paid monthly, on amounts borrowed under the DIP Facility is the greater of (a) 8.0% per annum, or (b) the three-month LIBOR rate, plus 5.0% per annum, paid monthly. Southwest will also receive a guaranty fee of 3.0%, per annum, paid monthly, for any amounts guaranteed but not drawn under the Chicago LOC. During the term of the DIP Facility, the Company is subject to certain financial covenants. ATA obtained amendments to these financial covenants for the first eight months of 2005. ATA met the amended financial covenants in September 2005. Without the amendments, ATA would have been in violation of the financial covenants, which would have resulted in a default on the DIP Facility. The DIP Facility is guaranteed by the Company and its subsidiaries. As part of the Motion, the Company is seeking approval on further amendments to the DIP Facility including certain amendments of the covenants and extension of the Company’s date to have confirmed a plan of reorganization until January 31, 2006.

The Asset Acquisition Agreement also included a commitment by Southwest to provide an exit loan facility (the “Exit Facility”), subject to certain conditions, to the reorganized airline (“New ATA”). The Exit Facility is to be guaranteed by the Debtors and all other subsidiaries of New ATA. In addition, subject to certain conditions including successful emergence from bankruptcy and compliance with certain covenants and warranties, the Asset Acquisition Agreement included a commitment by Southwest to purchase, through an additional cash investment of $30.0 million, non-voting senior convertible preferred equity of New ATA (the “Preferred Equity”). Pursuant to the approval of the Motion, Southwest’s commitment to provide the Exit Facility and Preferred Equity will be terminated.

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

3. Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2005	2004
Numerator:
Loss before preferred stock dividends	$(137,371,000)	$(30,904,000)
Preferred stock dividends	-	(375,000)
Loss available to common
shareholders - numerator for basic and
diluted earnings per share	$(137,371,000)	$(31,279,000)

Denominator:
Denominator for basic and diluted earnings per share
- weighted average shares	11,824,287	11,824,144

Basic and diluted loss per share	$(11.62)	$(2.65)

	Nine Months Ended September 30,
	2005	2004
Numerator:
Loss before preferred stock dividends	$(554,852,000)	$(120,910,000)
Preferred stock dividends	-	(1,125,000)
Loss available to common
shareholders - numerator for basic and
diluted earnings per share	$(554,852,000)	$(122,035,000)

Denominator:
Denominator for basic and diluted earnings per share
- weighted average shares	11,824,287	11,823,595

Basic and diluted loss per share	$(46.92)	$(10.32)

In accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), the impact of 1,914,486 shares of convertible redeemable preferred stock in the three and nine months ended September 30, 2005 and 2004 has been excluded from the computation of diluted earnings per share because their effect would be antidilutive. Also, the impact of 777,802 incremental shares from the assumed exercise of warrants issued in conjunction with the ATSB Loan were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004, because their effect would be antidilutive. In addition, the impact of 112 employee stock options has been excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004, because their effect would be antidilutive.

4. Commitments and Contingencies

The following commitments and contingencies arose prior to the Filing and are as of September 30, 2005. The full effect of the Chapter 11 filing and any plan of reorganization on these commitments and contingencies are not yet known.

ATA has a purchase agreement with the Boeing Company (“Boeing”) to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer’s list price is $52.4 million for each 737-800, subject to escalation. ATA’s purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of September 30, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

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

In January 2002, a limited liability company subsidiary of the Company (the “Chicago LLC”) entered into an agreement to lease land from the City of Chicago (the “City”), which had been purchased by the City with Chicago Midway Airport Revenue Bonds (“MARB’s”). The Chicago LLC also entered into a redevelopment agreement with the City in January 2002 to develop real estate on the property. The City agreed to pay for the debt service on the MARB’s from the incremental tax revenue expected to be generated from the real estate developments. If the incremental tax revenue is insufficient to fund the MARB’s debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. However, Section 502(b)(6) of the Bankruptcy Code limits damage claims to the lower of (1) 15% of the total rents due from the date of filing through the end of the lease, or (2) the rent reserved for the three years following the date of filing. The Company calculates the lower amount to be the rent reserved for the three years following the date of filing which is $3.5 million. The Company has considered the provisions of FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”), and determined the contingency to be possible and has not recorded the claim. The Company is continuing to work with the City to find alternate uses for the property.

The following commitments and contingencies arose after the Filing and are as of September 30, 2005.

The Company executed definitive leases for three Boeing 737-300 aircraft in the first nine months of 2005. The Company expects to put these aircraft into service in the fourth quarter of 2005.

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

At September 30, 2005 and December 31, 2004, the Company had liabilities subject to compromise consisting of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)

Aircraft-related accruals and deferred gains	$894,512	$640,788
Long-term debt, including accrued interest,
net of unamoritized issuance costs	453,896	456,334
ALPA Claim	128,850	-
Mandatorily redeemable preferred stock	50,000	50,000
Accounts payable	32,448	32,136
Other accrued expenses and liabilities	76,921	70,418
	$1,636,627	$1,249,676

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

At September 30, 2005, scheduled future minimum lease payments under operating leases having initial non-cancelable lease terms of more than one year, as currently scheduled, were as follows:

		Facilities
	Flight	and Ground
	Equipment	Equipment	Total
	(in thousands)

4 Qtr 2005	$28,330	$2,741	$31,071

2006	98,364	10,665	109,029

2007	99,507	10,624	110,131

2008	100,130	9,548	109,678

2009	98,987	8,557	107,544

Thereafter	917,248	18,572	935,820
	$1,342,566	$60,707	$1,403,273

The Company’s aircraft operating leases require periodic cash payments that vary in amount and frequency. The Company accounts for aircraft rentals expense in equal monthly amounts over the life of each operating lease because straight-line expense recognition is most representative of the time pattern from which benefit from use of the aircraft is derived. Certain of the Company’s aircraft operating leases were originally structured to require significant cash payments in the early years of the lease in order to obtain more overall favorable lease rates. The amount of the cash payments in excess of the aircraft rent expense in these early years created a prepaid aircraft rent amount on the Company’s balance sheet. The portion of the prepaid aircraft rent schedule to be realized in the next twelve months is recorded as short-term prepaid expense while the remainder is recorded as long-term prepaid aircraft rent. Certain of the Company’s aircraft operating leases require more significant cash payments later in the lease term resulting in an accrued liability for aircraft rents on the Company’s balance sheet. As of September 30, 2005 and December 31, 2004, the entire liability that relates to leases that have not yet been accepted nor rejected has been recorded as a liability subject to compromise.

The table below summarizes the prepaid and accrued aircraft rents as of September 30, 2005 and December 31, 2004 that result from straight-line expense recognition as reported under the following captions on the Company’s balance sheets. Although much of the prepaid rent has been written-off, because the Company has either rejected those leases and returned the aircraft, or renegotiated the leases to reflect even monthly amounts, the amounts could still change significantly in the future due to the continued impact of the Filing and the development of a plan of reorganization, including additional possible rejection or restructuring of the related leases. These events could have a material impact on the amounts and classifications listed below.

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
Assets:
Prepaid expenses and other current assets (short-term)	$1,661	$7,350
Prepaid aircraft rent (long-term)	154	52,031
Total prepaid aicraft rent	$1,815	$59,381

Liabilities:
Liabilities subject to compromise	$26,986	$21,931

7. Management Appointments

On August 12, 2005, the Company announced that James W. Hlavacek resigned from the Board of Directors of the Company effective August 15, 2005. On August 18, 2005, Mr. John G. Denison was appointed to the Board to fill the vacancy created by Mr. Hlavacek’s resignation. Mr. Hlavacek retired from the Company as Vice Chairman earlier in 2005.

On August 12, 2005, the Company announced the retirement of President and Chief Executive Officer J. George Mikelsons effective August 31, 2005. On August 24, 2005, the Bankruptcy Court approved a severance package between the Company and Mr. Mikelsons, which includes, among other things, a payment of $650,000 over a one-year period starting on September 14, 2005 and forgiveness of $400,000 of Mr. Mikelsons’ outstanding loan to the Company over two years if certain conditions are met. The severance payment and forgiveness of debt were both expensed in the third quarter to reorganization expenses. Mr. Mikelsons remains as non-executive Chairman of the Board until the earlier of the Company’s confirmed plan of reorganization or December 31, 2005. Mr. Denison, previously named President and the Chief Executive Officer of ATA, was also appointed to succeed Mr. Mikelsons as President and Chief Executive Officer of the Company.

8. Subsequent Events

On November 17, 2005 the Bankruptcy Court approved the sale of certain assets of Ambassadair and Amber Travel to Grueninger Cruises and Tours, Inc. The sale was consummated on November 18, 2005.

Item 2 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Quarter and Nine Months Ended September 30, 2005, Versus Quarter and Nine Months Ended September 30, 2004

Overview

On October 26, 2004, the Company and seven of its subsidiaries, including ATA, C8 and Ambassadair, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. In connection with the Filing, the Reorganizing Debtors are developing a plan of reorganization to address their debts and other obligations, lower operating costs and restructure operations. See “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

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

Since the Filing, the Company has been revising its business plans to provide the basis for a plan of reorganization to be proposed in the Chapter 11 cases. Key objectives incorporated in the revised business plans, which are continuing to be refined and changed in response to market conditions, include:

•	focusing on scheduled service from the Chicago-Midway Airport to maximize the benefit of the codesharing agreement with Southwest Airlines Co. ("Southwest");

•	maintaining scheduled service to Hawaii, which also benefits from the codesharing agreement;

•	maintaining ATA’s position as a leading provider of military passenger charter services;

•	reducing ATA’s fleet of aircraft to economically efficient levels;

•	obtaining a significant capital infusion to continue as a going concern through its anticipated emergence from Chapter 11;

•	reducing operating costs, including management and other employee expenses; and

•	rejecting burdensome contracts to reduce associated costs.

Since the Filing, the Company and ATA have taken a number of actions necessary to achieve these objectives, develop a viable plan of reorganization and emerge from the Chapter 11 cases. These actions include:

•	assigning ATA’s leasehold interest in six gates and a hangar facility at Chicago-Midway to Southwest for
$40.0 million;

•	establishing a codesharing agreement with Southwest for air transportation service to and from Chicago-
Midway and other specified points;

•	obtaining from Southwest $40.0 million in debtor-in-possession financing and $7.0 million Chicago
LOC;

•	announcing a commitment letter, subject to Bankruptcy Court approval, with MatlinPatterson for $30.0 million in additional debtor-in-possession financing and an additional $70.0 million in equity upon ATA’s emergence from its Chapter 11 case;

•	announcing suspension of scheduled service from Indianapolis, Indiana, a market which has experienced severe and on-going price and route competition;

•	ceasing station operations in several other scheduled service markets;

•	ceasing operations of ATA’s feeder carrier, C8 and marketing its assets;

•	reaching agreements with ATA’s aircraft and aircraft engine lessors for the rejection of leases and return of non-economic aircraft and engines;

•	changing executive management, including appointing a new President and Chief Executive Officer, a new Chief Financial Officer and a new Chief Commercial Officer;

•	signing a three-year collective bargaining agreement with the cockpit crewmembers containing wage reductions of 18% effective October 1, 2005, until January 1, 2007, changes in medical benefit plan and work rule concessions;

•	announcing outsourcing of the heavy maintenance program and the customer reservation call center;

•	signing a settlement agreement with the ATSB Loan Lenders on April 19, 2005; and

•	consummating the sale of certain assets of Ambassadair and Amber Travel subsidiaries.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies since December 31, 2004. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For more information on SOP 90-7, see “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

Results of Operations

For the quarter and nine months ended September 30, 2005, the Company had an operating income of $1.4 million and an operating loss of $55.9 million, respectively, as compared to operating losses of $16.2 million and $49.1 million in the same periods of 2004. The Company had a net loss of $137.4 million and $554.9 million in the third quarter and first nine months of 2005, respectively, as compared to a net loss of $30.9 million and $120.9 million in the same periods of 2004. The net loss for the nine months ended September 30, 2004 included a non-operating charge of $27.3 million related to a loss on extinguishment of debt from the exchange offers completed on January 30, 2004, and the net loss for the nine months ended September 30, 2005 included $495.4 million of reorganization expenses. For more information on reorganization expenses, see “Notes to Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.”

Operating revenues decreased 27.5% to $290.8 million in the third quarter of 2005, as compared to $401.2 million in the same period of 2004 and decreased 26.2% to $870.0 million in the first nine months of 2005, as compared to $1.179 billion in the same period of 2004. Scheduled service revenues decreased $111.0 million between the third quarters of 2004 and 2005, or 38.8%, while charter revenues increased $9.1 million between the same periods, or 9.5%. Scheduled service revenues decreased $357.9 million between the first nine months of 2004 and 2005, or 41.4%, while charter revenues increased $63.7 million between the same periods, or 24.4%.

Operating expenses decreased 30.7% to $289.4 million in the third quarter of 2005, as compared to $417.4 million in the comparable period of 2004, and decreased 24.6% to $925.8 million in the first nine months of 2005, as compared to $1.228 billion in the same period of 2004.

Results of Operations in Cents Per ASM

The following table sets forth, for the periods indicated, operating revenues and expenses expressed as cents per available seat mile (“ASM”).

	Cents per ASM		Cents per ASM
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Consolidated operating revenues:	8.94	7.42	8.10	7.24

Consolidated operating expenses:
Fuel and oil	2.70	1.79	2.32	1.63
Salaries, wages and benefits	1.97	1.97	2.09	1.97
Aircraft rentals	1.09	1.17	1.10	1.12
Handling, landing and navigation fees	0.64	0.55	0.68	0.57
Crew and other employee travel	0.39	0.29	0.34	0.28
Aircraft maintenance, materials and repairs	0.31	0.36	0.32	0.36
Passenger service	0.32	0.21	0.27	0.20
Depreciation and amortization	0.22	0.24	0.26	0.24
Other selling expenses	0.23	0.25	0.21	0.25
Commissions	0.21	0.13	0.20	0.12
Facilities and other rentals	0.11	0.13	0.15	0.12
Advertising	0.08	0.17	0.08	0.18
Insurance	0.10	0.11	0.10	0.11
Ground package cost	0.07	0.05	0.09	0.06
Aircraft impairments and retirements	-	-	-	-
Other	0.46	0.30	0.41	0.33
Total consolidated operating expenses	8.90	7.72	8.62	7.54

Consolidated operating income (loss)	0.04	(0.30)	(0.52)	(0.30)

ASMs (in thousands)	3,252,252	5,405,354	10,742,383	16,298,636

Consolidated Flight Operating and Financial Data

The following table sets forth, for the periods indicated, certain key operating and financial data for the consolidated flight operations of the Company. Data shown for “Jet” operations include the consolidated operations of Lockheed L-1011, Boeing 737-800, Boeing 757-200, and Boeing 757-300 aircraft in all of the Company’s business units. Data shown for “SAAB” operations include the operations of SAAB 340B propeller aircraft by C8 as the ATA Connection. C8 discontinued flights on March 28, 2005.

	Three Months Ended September 30,
	2005	2004	Inc (Dec)	% Inc (Dec)

Departures Jet	12,849	21,304	(8,455)	(39.69)
Departures SAAB	-	13,443	(13,443)	(100.00)
Total Departures	12,849	34,747	(21,898)	(63.02)

Block Hours Jet	38,997	64,561	(25,564)	(39.60)
Block Hours SAAB	-	12,773	(12,773)	(100.00)
Total Block Hours	38,997	77,334	(38,337)	(49.57)

RPMs Jet (000s)	2,389,173	3,960,047	(1,570,874)	(39.67)
RPMs SAAB (000s)	-	48,217	(48,217)	(100.00)
Total RPMs (000s) (a)	2,389,173	4,008,264	(1,619,091)	(40.39)

ASMs Jet (000s)	3,252,252	5,330,591	(2,078,339)	(38.99)
ASMs SAAB (000s)	-	74,763	(74,763)	(100.00)
Total ASMs (000s) (b)	3,252,252	5,405,354	(2,153,102)	(39.83)

Load Factor Jet (%)	73.46	74.29	(0.83)	(1.12)
Load Factor SAAB (%)	-	64.49	(64.49)	(100.00)
Total Load Factor (%) (c)	73.46	74.15	(0.69)	(0.93)

Passengers Enplaned Jet	1,560,378	2,811,011	(1,250,633)	(44.49)
Passengers Enplaned SAAB	-	290,376	(290,376)	(100.00)
Total Passengers Enplaned (d)	1,560,378	3,101,387	(1,541,009)	(49.69)

Revenue $ (000s)	290,787	401,219	(110,432)	(27.52)
RASM in cents (e)	8.94	7.42	1.52	20.49
CASM in cents (f)	8.90	7.72	1.18	15.28
Yield in cents (g)	12.17	10.01	2.16	21.58

Average Aircraft in Service
Lockheed L-1011	5.00	5.76	(0.76)	(13.19)
Boeing 737-800	21.54	33.00	(11.46)	(34.73)
Boeing 757-200	6.00	16.00	(10.00)	(62.50)
Boeing 757-300	9.41	12.00	(2.59)	(21.58)
SAAB 340B	-	16.00	(16.00)	(100.00)

Average Block Hours Flown per day
Lockheed L-1011	7.78	11.55	(3.77)	(32.64)
Boeing 737-800	9.53	11.35	(1.82)	(16.04)
Boeing 757-200	11.39	12.76	(1.37)	(10.74)
Boeing 757-300	12.32	10.83	1.49	13.76
SAAB 340B	-	8.77	(8.77)	(100.00)

See footnotes (a) through (g) on page 23.

	Nine Months Ended September 30,
	2005	2004	Inc (Dec)	% Inc (Dec)

Departures Jet	42,158	64,636	(22,478)	(34.78)
Departures SAAB	6,381	39,914	(33,533)	(84.01)
Total Departures	48,539	104,550	(56,011)	(53.57)

Block Hours Jet	129,201	196,987	(67,786)	(34.41)
Block Hours SAAB	6,305	38,687	(32,382)	(83.70)
Total Block Hours	135,506	235,674	(100,168)	(42.50)

RPMs Jet (000s)	6,977,544	11,234,005	(4,256,461)	(37.89)
RPMs SAAB (000s)	19,215	144,091	(124,876)	(86.66)
Total RPMs (000s) (a)	6,996,759	11,378,096	(4,381,337)	(38.51)

ASMs Jet (000s)	10,706,206	16,068,556	(5,362,350)	(33.37)
ASMs SAAB (000s)	36,177	230,080	(193,903)	(84.28)
Total ASMs (000s) (b)	10,742,383	16,298,636	(5,556,253)	(34.09)

Load Factor Jet (%)	65.17	69.91	(4.74)	(6.78)
Load Factor SAAB (%)	53.11	62.63	(9.52)	(15.19)
Total Load Factor (%) (c)	65.13	69.81	(4.68)	(6.70)

Passengers Enplaned Jet	4,621,326	8,189,762	(3,568,436)	(43.57)
Passengers Enplaned SAAB	111,698	839,789	(728,091)	(86.70)
Total Passengers Enplaned (d)	4,733,024	9,026,551	(4,296,527)	(47.58)

Revenue $ (000s)	869,931	1,179,326	(309,395)	(26.23)
RASM in cents (e)	8.10	7.24	0.86	11.88
CASM in cents (f)	8.62	7.54	1.08	14.32
Yield in cents (g)	12.43	10.36	2.07	19.98

Average Aircraft in Service
Lockheed L-1011	5.00	5.92	(0.92)	(15.54)
Boeing 737-800	22.76	32.51	(9.75)	(29.99)
Boeing 757-200	9.12	15.53	(6.41)	(41.27)
Boeing 757-300	11.13	12.00	(0.87)	(7.25)
SAAB 340B	-	16.00	(16.00)	(100.00)

Average Block Hours Flown per day
Lockheed L-1011	8.58	10.19	(1.61)	(15.80)
Boeing 737-800	9.48	11.44	(1.96)	(17.13)
Boeing 757-200	9.61	13.00	(3.39)	(26.08)
Boeing 757-300	11.40	11.14	0.26	2.33
SAAB 340B	-	8.86	(8.86)	(100.00)

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

Operating Revenues

Total operating revenues in the third quarter of 2005 decreased 27.5% to $290.8 million, as compared to $401.2 million in the third quarter of 2004; and operating revenues in the first nine months of 2005 decreased 26.2% to $870.0 million, as compared to $1.179 billion in the same period of 2004.

These decreases were due primarily to a $111.0 million and $357.9 million decrease in scheduled service revenues for the third quarter and first nine months of 2005 respectively, partially offset by a $9.1 million and $63.7 million increase in charter revenues for the third quarter and first nine months of 2005 respectively.

The following table sets forth, for the periods indicated, certain key operating and financial data for the scheduled service, military/government and commercial charter operations of the Company.

	Three Months Ended September 30,
	2005	2004	Inc (Dec)	% Inc (Dec)
Scheduled Service
Departures	11,232	32,713	(21,481)	(65.67)
Block Hours	31,455	68,645	(37,190)	(54.18)
RPMs (000s) (a)	1,859,644	3,448,905	(1,589,261)	(46.08)
ASMs (000s) (b)	2,359,851	4,383,676	(2,023,825)	(46.17)
Load Factor (c)	78.80	78.68	0.12	0.15
Passengers Enplaned (d)	1,468,849	2,974,566	(1,505,717)	(50.62)
Revenue $ (000s)	174,951	285,978	(111,027)	(38.82)
RASM in cents (e)	7.41	6.52	0.89	13.65
Yield in cents (g)	9.41	8.29	1.12	13.51
Revenue per passengers enplaned $	119.11	96.14	22.97	23.89

Military Charter
Departures	1,575	1,656	(81)	(4.89)
Block Hours	7,370	7,403	(33)	(0.45)
ASMs (000s) (b)	877,846	910,129	(32,283)	(3.55)
Revenue $ (000s)	102,923	88,419	14,504	16.40
RASM in cents (e)	11.72	9.71	2.01	20.70
RASM excluding fuel escalation (i)	11.02	9.03	1.99	22.04

Commercial Charter
Departures	42	332	(290)	(87.35)
Block Hours	173	1,115	(942)	(84.48)
ASMs (000s) (b)	14,556	94,777	(80,221)	(84.64)
Revenue $ (000s)	2,369	7,799	(5,430)	(69.62)
RASM in cents (e)	16.28	8.23	8.05	97.81
RASM excluding fuel escalation (h)	16.22	7.78	8.44	108.48

Percentage of Consolidated Revenues:
Scheduled Service	60.2%	71.3%	(11.1)%	(15.69)
Military Charter	35.4%	22.0%	13.4%	60.91
Commercial Charter	0.8%	1.9%	(1.1)%	(57.89)

See footnotes (a) through (g) on page 23 and (h) through (i) on page 25.

	Nine Months Ended September 30,
	2005	2004	Inc (Dec)	% Inc (Dec)
Scheduled Service
Departures	42,845	98,994	(56,149)	(56.72)
Block Hours	109,243	211,317	(102,074)	(48.30)
RPMs (000s) (a)	5,417,623	9,930,919	(4,513,296)	(45.45)
ASMs (000s) (b)	7,772,237	13,478,273	(5,706,036)	(42.34)
Load Factor (c)	69.70	73.68	(3.98)	(5.40)
Passengers Enplaned (d)	4,423,261	8,682,843	(4,259,582)	(49.06)
Revenue $ (000s)	505,968	863,895	(357,927)	(41.43)
RASM in cents (e)	6.51	6.41	0.10	1.56
Yield in cents (g)	9.34	8.70	0.64	7.36
Revenue per passengers enplaned $	114.39	99.49	14.90	14.98

Military Charter
Departures	5,169	4,377	792	18.09
Block Hours	24,504	20,258	4,246	20.96
ASMs (000s) (b)	2,830,653	2,486,362	344,291	13.85
Revenue $ (000s)	313,676	234,679	78,997	33.66
RASM in cents (e)	11.08	9.44	1.64	17.37
RASM excluding fuel escalation (i)	10.74	8.97	1.77	19.73

Commercial Charter
Departures	425	1,074	(649)	(60.43)
Block Hours	1,403	3,773	(2,370)	(62.81)
ASMs (000s) (b)	107,770	306,638	(198,868)	(64.85)
Revenue $ (000s)	10,581	25,905	(15,324)	(59.15)
RASM in cents (e)	9.82	8.45	1.37	16.21
RASM excluding fuel escalation (h)	9.75	8.31	1.44	17.33

Percentage of Consolidated Revenues:
Scheduled Service	58.2%	73.3%	(15.1)%	(20.74)
Military Charter	36.1%	19.9%	16.2%	93.62
Commercial Charter	1.2%	2.2%	(1.0)%	(39.13)

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

Scheduled Service Revenues. Scheduled service revenues in the third quarter of 2005 decreased 38.8% to $175.0 million from $286.0 million in the third quarter of 2004, and in the nine months ended September 30, 2005 decreased 41.4% to $506.0 million from $863.9 million in the same period of 2004. In the three and nine months ended September 30, 2005, the Company operated fewer jet aircraft than in the three and nine months ended September 30, 2004, due to aircraft being returned to lessors as part of its reorganization under Chapter 11.

Approximately 49.8% of ATA’s scheduled service capacity was generated by flights either originating or terminating at Chicago-Midway in the third quarter of 2005, as compared to 63.2% in the third quarter of 2004. The Hawaiian market generated approximately 35.1% of scheduled service capacity in the third quarter of 2005, as compared to 15.7% in the third quarter of 2004. Another 8.3% of scheduled service capacity was generated in the Indianapolis market in the third quarter of 2005, as compared to 13.0% in the third quarter of 2004. On November 1, 2005, ATA announced the suspension of scheduled service from Indianapolis.

Military/Government Charter Revenues. Military/government charter revenues increased 16.4% to $102.9 million in the third quarter of 2005 from $88.4 million in the third quarter of 2004, and in the nine months ended September 30, 2005, military/government charter revenue increased 33.7% to $313.7 million from $234.7 million in the same period of 2004. The increase in revenue in both periods of 2005, as compared to the same periods of 2004, is due to a change in the mix of aircraft flying, as narrow body aircraft, which result in a higher yield, continued to replace retired wide body aircraft. Also, for the nine months ended September 30, 2005, military/government charter activity increased, as compared to the same period of 2004.

Commercial Charter Revenues. Commercial charter revenues decreased 69.2% to $2.4 million in the third quarter of 2005 from $7.8 million in the third quarter of 2004, and in the nine months ended September 30, 2005, commercial charter revenue decreased 59.1% to $10.6 million from $25.9 million in the same period of 2004. The majority of the decline in commercial charter revenues was due to the retirement of certain Lockheed L-1011 aircraft that the Company has traditionally used in commercial charter flying. Because aircraft utilization is typically much lower for commercial charter, as compared to scheduled service flying, the Company’s replacement fleets of Boeing 737-800 and Boeing 757-300 aircraft are economically disadvantaged when used in the charter business, because of their higher fixed-ownership cost.

Other Revenues. Other revenues are comprised of the consolidated revenues of certain affiliated companies, together with miscellaneous categories of revenue associated with scheduled services operations of the Company, such as cancellation and administration service fees and cargo revenue. Other revenues decreased 50.3% to $7.9 million in the third quarter of 2005 from $15.9 million in the third quarter of 2004, and in the nine months ended September 30, 2005, other revenues decreased 35.8% to $28.2 million, as compared to $43.9 million in the same period of 2004, primarily related to the decrease in scheduled service activity between periods.

Operating Expenses

Fuel and Oil. Fuel and oil expense decreased 9.4% to $87.8 million in the third quarter of 2005, as compared to $96.9 million in the same period of 2004, and decreased 6.0% to $249.1 million in the nine months ended September 30, 2005, as compared to $265.1 million in the same period of 2004.

During the quarter and nine months ended September 30, 2005, the system-wide block hours decreased by 49.6% and 42.5%, respectively, compared to the same periods of 2004, resulting in a decrease in fuel and oil expense of approximately $37.1 million and $89.2 million, respectively, between those periods. These decreases were partially offset by an increase in the average cost per gallon of jet fuel. During the quarter and nine months ended September 30, 2005, the average cost per gallon of jet fuel consumed increased by 46.0% and 40.8%, respectively, compared to the same periods of 2004, resulting in an increase in fuel and oil expense of approximately $27.7 million and $73.3 million, respectively, between those periods.

The Company also benefits from fuel reimbursement clauses and guarantees in its military/government and commercial charter contracts, as well as bulk scheduled service, but the benefit of these price guarantees is accounted for as revenue when realized.

Salaries, Wages and Benefits. Salaries, wages and benefits include the cost of salaries and wages paid to the Company’s employees, together with the Company’s cost of employee benefits and payroll-related local, state and federal taxes. Salaries, wages and benefits expense in the third quarter of 2005 decreased 39.6% to $64.2 million from $106.3 million in the third quarter of 2004, and in the nine months ended September 30, 2005, salaries, wages and benefits expense decreased 30.2% to $224.3 million, as compared to $321.4 million in the same period of 2004.

Salaries, wages and benefits decreased in the third quarter and first nine months of 2005, as compared to the same periods of 2004, as a result of the reduction of flight activity and increased efficiencies. Also contributing to the decrease, ATA signed a letter of agreement in February 2005 with its cockpit crewmembers who are represented by Air Line Pilots Association (“ALPA”). Under this agreement the cockpit crewmembers agreed to an approximate 20% pay reduction and 50% reduction in contributions to the Cockpit Crewmember Money Purchase Plan for the period of January 31, 2005 through May 31, 2005. In June 2005, the cockpit crewmembers extended this agreement through September 30, 2005, and the pay reduction was set at 18% rather than 20%. On September 28, 2005, the cockpit crewmembers voted to ratify a new three-year collective bargaining agreement which became effective October 1, 2005, and amendable on September 30, 2008. Under the new agreement, the cockpit crewmembers agreed to an 18% reduction in wages until January 1, 2007, modifications to the Cockpit Crewmember Money Purchase Plan, and conversion to a new health insurance plan. The new agreement also provides the cockpit crewmembers with additional future wage compensation and incentives, as well as stock options representing 4% of the shares of the New ATA. As a result of the pay reduction, the Company recorded a reduction in the vacation pay liability accrual of $1.5 million reflecting the new rates of pay.

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

Aircraft Rentals. Aircraft rentals expense in the third quarter of 2005 decreased 43.8% to $35.4 million from $63.0 million in 2004, and decreased 35.2% to $118.2 million in the nine months ended September 30, 2005, as compared to $182.4 million in the same period of 2004. These decreases were partially attributable to the short-term renegotiation of aircraft lease rates related to Boeing 757-300 and Boeing 757-200 aircraft after the Filing.  In addition, the Company operated an average of 25 and 18, respectively, fewer leased jet aircraft in the three and nine months of 2005 as compared to the same periods of 2004 due to aircraft being returned to the lessors as part of the Chapter 11 reorganization.

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

Handling, landing and navigation fees decreased by 29.9% to $20.9 million in the third quarter of 2005, as compared to $29.8 million in the same period of 2004, and decreased by 21.7% to $73.1 million in the nine months ended September 30, 2005, as compared to $93.3 million in the same period of 2004. The decreases in handling, landing and navigation fees between periods was primarily due to a 39.7% and 34.8% decrease in system-wide jet departures in the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004. These decreases were partially offset by an increase in cost per departure for handling and landing between periods, mainly due to less frequent flying to schedule service stations.

Crew and Other Employee Travel. Crew and other employee travel is primarily the cost of air transportation, hotels and per diem reimbursements to cockpit and cabin crewmembers incurred to position crews away from their bases to operate Company flights throughout the world. The cost of crew and other employee travel decreased 19.6% to $12.7 million in the third quarter of 2005, as compared to $15.8 million in the third quarter of 2004, and decreased 21.2 % to $36.1 million in the nine months ended September 30, 2005, as compared to $45.8 million in the same period of 2004. These decreases in the third quarter and first nine months of 2005 were primarily due to the decrease in system-wide jet departures of 39.7% and 34.8%, respectively, between periods. These decreases were partially offset by increases in crew travel expense between both periods resulting from increased expansion military/government flying.

Aircraft Maintenance, Materials and Repairs. This expense includes the cost of expendable aircraft spare parts, repairs to repairable and rotable aircraft components, contract labor for maintenance activities, and other non-capitalized direct costs related to fleet maintenance, including spare engine leases, parts loan and exchange fees, and related shipping costs. It also includes the costs incurred under hourly engine maintenance agreements the Company had on certain of its aircraft fleets. These agreements provided for the Company to pay monthly fees based on a specified rate per engine flight hour, in exchange for major engine overhauls and maintenance.  Aircraft maintenance, materials and repairs expense decreased 48.2% to $10.2 million in the third quarter of 2005, as compared to $19.7 million in the third quarter of 2004, and decreased 42.0% to $34.3 million in the nine months ended September 30, 2005, as compared to $59.1 million in the same period of 2004. The Company rejected its hourly engine maintenance agreements related to its Boeing 757-200 and Boeing 757-300 aircraft in April 2005, resulting in less expense between both periods. The Company intends to engage an outside firm to perform the required engine overhauls related to these fleets.  In addition, the decline in aircraft maintenance, materials and repairs is due to the smaller fleet in the third quarter and first nine months of 2005, as compared to 2004.

Passenger Service. Passenger service expense includes the onboard costs of meal and non-alcoholic beverage catering, the cost of alcoholic beverages and the cost of onboard entertainment programs, together with certain costs incurred for mishandled baggage and passengers inconvenienced due to flight delays or cancellations. For the third quarters of 2005 and 2004, catering represented 86.5% and 83.0%, respectively, of total passenger service expense, while catering represented 86.4% and 81.9%, respectively, of total passenger service expense for the nine month periods ended September 30, 2005 and 2004.

The total cost of passenger service decreased 8.0% to $10.3 million in the third quarter of 2005, as compared to $11.2 million in the third quarter of 2004 and decreased 9.5% to $29.5 million in the nine months ended September 30, 2005, as compared to $32.6 million in the same period of 2004. These decreases were mainly attributable to the decrease in scheduled service passengers enplaned between periods.

Depreciation and Amortization. Depreciation reflects the periodic expensing of the recorded cost of owned airframes and engines, leasehold improvements and rotable parts for all fleet types, together with other property and equipment owned by the Company. Depreciation and amortization expense decreased 44.6% to $7.2 million in the third quarter of 2005, as compared to $13.0 million in the third quarter of 2004, and decreased 29.1% to $28.0 million in the nine months ended September 30, 2005, as compared to $39.5 million in the same period of 2004.

In the fourth quarter of 2004, the Company recorded a significant impairment charge against the L1011-500 fleet. As a result, the fleet’s depreciable value in the third quarter and first nine months of 2005 is considerably less than its depreciable value in the third quarter and first nine months of 2004. At that same time, the depreciable life of the fleet was shortened to reflect the most current planned fleet retirement schedule. The fleet’s lower depreciable value offset by the shorter depreciable life resulted in $3.9 million and $6.4 million less depreciation expense in the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004. The decrease in depreciation and amortization expense was also attributable to the retirement of one L-1011-50 aircraft in late 2004. Due to this retirement, the Company recorded $0.2 million and $1.8 million less in depreciation in the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004.

In the quarter and nine months ended September 30, 2005, depreciation expense also decreased $0.8 million and $1.8 million, respectively, as compared to the same periods of 2004, as assets associated with furniture and fixtures, computer hardware and software, equipment, and buildings became fully depreciated.

Other Selling Expenses. Other selling expenses are comprised primarily of booking fees paid to computer reservation systems (“CRS”), credit card discount expenses incurred when selling to customers using credit cards for payment, and toll-free telephone services provided to customers who contact the Company directly to book reservations. Other selling expenses decreased 44.4% to $7.5 million in the third quarter of 2005, as compared to $13.5 million in the third quarter of 2004, and decreased 43.0% to $22.8 million in the nine months ended September 30, 2005, as compared to $40.0 million in the same period in 2004, consistent with the decline in scheduled service revenue.

Commissions. The Company incurs commissions expense in association with the sale by travel agents of single seats on scheduled service. In addition, the Company incurs commissions to secure some commercial and military/government charter business. Commissions expense decreased 5.6% to $6.7 million in the third quarter of 2005, as compared to $7.1 million in the third quarter of 2004, and increased 7.1% to $21.0 million in the nine months ended September 30, 2005 as compared to $19.6 million in the same period of 2004. Commissions expense related to the military/government charter business increased $0.8 million and $4.6 million in the third quarter and nine months ended September 30, 2005, respectively, directly relating to the increase in military/government flying. Commissions expense related to the scheduled service business decreased $1.1 million and $3.0 million in the third quarter and nine months ended September 30, 2005, respectively, directly relating to the decrease in that type of flying.

Facilities and Other Rentals. Facilities and other rentals include the cost of all ground facilities that are leased by the Company such as airport space, regional sales offices and general offices. The cost of facilities and other rentals was $3.6 million in the third quarter of 2005, as compared to $6.8 million in the third quarter of 2004, and decreased 18.1% to $16.3 million in the nine months ended September 30, 2005, as compared to $19.9 million in the same period of 2004. The decrease in both periods was primarily attributable to exiting or reducing lease space in certain airport locations as part of the Company’s restructuring.

Insurance. Insurance expense represents the Company’s cost of hull and liability insurance and the costs of general insurance policies held by the Company, including workers’ compensation insurance premiums and claims handling fees. The total cost of insurance decreased 46.7% to $3.2 million in the third quarter of 2005, as compared to $6.0 million in the second quarter of 2004, and decreased 36.6% to $11.1 million in the nine months ended September 30, 2005, as compared to $17.5 million in the same period of 2004. The decrease in insurance expense between periods was due to the reduction of fleet size and revenue passenger miles.

Advertising. Advertising expense decreased 73.4% to $2.5 million in the third quarter of 2005, as compared to $9.4 million in the same period of 2004, and decreased 70.9% to $8.6 million in the nine months ended September 30, 2005, as compared to $29.6 million in the same period of 2004. The decrease in costs between both periods was primarily due to a reduction in marketing efforts after the Chapter 11 filing and due to operating and advertising in fewer markets due to the Company’s route changes.

Other Operating Expenses. Other operating expenses decreased 8.0% to $15.0 million in the third quarter of 2005, as compared to $16.3 million in the third quarter of 2004, and decreased 18.5% to $43.6 million in the nine months ended September 30, 2005 as compared to $53.5 million in the same period of 2004. This decrease was attributable to various changes in other expenses comprising this line item, none of which was individually significant.

Interest Expense. Interest expense in the quarter and the nine months ended September 30, 2005 decreased to $1.6 million and $4.8 million, respectively, as compared to $15.1 million and $45.5 million in the same periods of 2004. In accordance with SOP 90-7, following its Chapter 11 filing, the Company did not record interest expense with respect to pre-petition unsecured debt or secured debt in which the collateral value is less than the principal amount of the debt.

Loss on Extinguishment of Debt. On January 30, 2004, the Company completed exchange offers and issued Senior Notes due 2009 (“2009 Notes”) and cash consideration for certain of its $175.0 million 10 ½% Senior Notes due August in 2004 (“2004 Notes”) and issued Senior Notes due 2010 (“2010 Notes” and, together with the 2009 Notes, “New Notes”) and cash consideration for certain of its $125.0 million 9 5/8% Senior Notes due in December 2005 (“2005 Notes” and, together with the 2004 Notes, “Existing Notes”). The Company accepted $260.3 million of Existing Notes tendered for exchange, issuing $163.1 million in aggregate principal amount of 2009 Notes and delivering $7.8 million in cash in exchange for $155.3 million in aggregate principal amount of 2004 Notes tendered, and issuing $110.2 million in aggregate principal amount of 2010 Notes and delivering $5.2 million in cash in exchange for $105.0 million in aggregate principal of 2005 Notes. As a result of this transaction, the Company recorded a non-operating loss on extinguishment of debt of $27.3 million in the first quarter of 2004 in accordance with FASB Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for Modification of Exchange of Debt Terms (“EITF 96-19”). The loss mainly related to the accounting for the $13.0 million cash consideration paid at closing of the exchange offers and the $13.0 million of incremental notes issued during the exchange offers.

Reorganization Expense. In accordance with SOP 90-7, the Company’s revenues, expenses (including professional fees), realized gains and losses, and provision for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the consolidated statement of operations.

The Company recognized reorganization expense of $137.6 million in the third quarter of 2005 and $495.4 million in the nine months ended September 30, 2005. No reorganization expense was recorded in the same periods of 2004. See “Notes to the Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing.” for further information.

Income Taxes. The Company did not record any income tax expense or benefit in the quarter and the nine months ended September 30, 2005 applicable to its $137.4 million and $554.9 million, respectively in pre-tax loss for those periods, nor did it record any income tax expense or benefit in the third quarter or nine months ended September 30, 2004 applicable to $30.9 million and $120.9 million, respectively, in pre-tax loss for those periods.

As of September 30, 2005, the Company had incurred a three-year cumulative loss. Because of this cumulative loss and the presumption under GAAP that net deferred tax assets should be fully reserved if it is more likely than not that they will not be realized through carrybacks or other strategies, the Company had recorded a full valuation allowance against its net deferred tax asset.

Liquidity and Capital Resources

As of September 30, 2005, the Company had unrestricted cash of $75.4 million and restricted cash of $33.9 million of which $3.2 million is classified as prepaid expenses and other current assets and $30.7 million is primarily securing letters of credit. In addition, $63.8 million of cash on advance ticket sales had been withheld by the Company’s bank card processors and was recorded as a receivable on the Company’s balance sheet as of September 30, 2005. The airline industry continues to be adversely affected by historically high fuel prices and intense price competition.

Based on its current financial projections, the Company believes that it will require a capital infusion of approximately $100 million. The Company retained advisors to assist in raising the necessary capital and is seeking $100.0 million in financing in the expectation of emergence from Chapter 11. On November 10, 2005, the Company filed with the U.S. Bankruptcy Court a motion to approve a commitment letter with MatlinPatterson for additional debtor-in-possession financing of $30.0 million and an additional $70.0 million in equity upon the Company’s emergence from its Chapter 11 case. Under the proposed commitment, the DIP financing would not be available until approval of the new DIP facility the Bankruptcy Court, which is scheduled for hearing on December 6, 2005. The Company believes up to $30.0 million in additional funds may be required to provide the liquidity necessary to continue as a going concern through its anticipated emergence from Chapter 11. If these funds are not provided under the MatlinPatterson commitment, they may come from other additional debtor-in-possession financing, deferred debt payments, improved working capital, assets sales or operating cash flow improvements. The current financial projections assume the Company accomplishes certain objectives, such as, but not limited to, continuing successful codeshare operations with Southwest at projected levels, achieving estimated savings through outsourcing efforts and agreements with unions to achieve necessary cost savings. Additional capital will be required to the extent that these objectives are not successfully accomplished in whole or in part. No assurance can be made that the Company will succeed in securing the additional capital. In addition, if the Company is not able to finalize, obtain confirmation of, and implement a plan of reorganization, it is not likely to be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

The potential for continuing adverse publicity associated with the Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business operations and its ability to operate, fund and execute its business plan by: impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and maintain employees; limiting the Company’s ability to obtain trade credit; and impairing present and future relationships with vendors and service providers. See “Notes to the Consolidated Financial Statements - Note 1 - The Company and the Chapter 11 Filing ” for further details regarding the Filing.

Statement of Cash Flow Overview

In the nine months ended September 30, 2005, net cash used in operating activities was $50.8 million, as compared to $32.1 million for the same period of 2004. The change in cash used in operating activities between periods primarily resulted from unfavorable changes in operating assets and liabilities, partially offset by a less significant operating loss in the first nine months of 2005 and a non-cash charge in 2004 relating to extinguishment of debt.

Net cash used in reorganization activities was $6.2 million in the first nine months of 2005, which mainly consisted of the payment of professional fees related to the reorganization, partially offset by the proceeds from the assignment of the Company’s leasehold interest in the hangar at the Chicago-Midway Airport and the sale of C8 assets.

Net cash used in investing activities was $12.0 million in the first nine months of 2005, as compared to $16.2 million in the same period of 2004. Such amounts included capital expenditures totaling $13.4 million in the first nine months of 2005, as compared to $21.4 million in the same period of 2004.

Net cash provided by financing activities was $4.8 million in the nine months ended September 30, 2005, as compared to net cash used by financing activities of $54.7 million in the same period of 2004. The Company reduced its restricted cash balance by $4.8 million in the first nine months of 2005, and $11.7 million in the first nine months of 2004. Upon completion of the exchange offers on January 30, 2004, the Company paid all accrued preferred dividends in arrears totaling $9.2 million. In addition, in the first nine months of 2004, the Company also paid $13.0 million as cash consideration for the completion of the exchange offers and made other scheduled debt payments of $45.3 million.

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

	Cash Payments Currently Scheduled (2)

		4 Qtr			2008-	After
	Total	2005	2006	2007	2009	2009
		(in thousands)
Current and long-term debt (1)	$41,000	$41,000	$-	$-	$-	$-

Lease obligations (2)	1,403,273	31,071	109,029	110,131	217,222	935,820
Total contractual cash obligations	$1,444,273	$72,071	$109,029	$110,131	$217,222	$935,820

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

Aircraft and Fleet Transactions. ATA has a purchase agreement with the Boeing Company (“Boeing”) to purchase seven new Boeing 737-800s, which are currently scheduled for delivery between July 2007 and December 2007. These aircraft are powered by General Electric CFM56-7B27 engines. The manufacturer’s list price is $52.4 million for each 737-800, subject to escalation. ATA’s purchase price for each aircraft is subject to various discounts. According to a 2004 amendment to the purchase agreement with Boeing, if ATA does not have permanent financing for these aircraft suitable to ATA and does not have suitable pre-delivery deposit financing, and if Boeing does not elect to provide such financing suitable to the ATA, these deliveries can be delayed for one year periods annually through December 31, 2010. Aircraft pre-delivery deposits are required for these aircraft, and ATA has historically funded these deposits for past aircraft deliveries using operating cash and pre-delivery deposit financing facilities. ATA can provide no assurance that it will be able to secure pre-delivery deposit financing facilities or permanent financing for any future aircraft purchases. As of September 30, 2005, ATA had $4.9 million in long-term pre-delivery deposits outstanding for future aircraft deliveries which were funded with operating cash. Upon delivery of the aircraft, pre-delivery deposits funded with operating cash would be returned to ATA.

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

In January 2002, the Chicago LLC entered into the Lease to lease land from the City, which had been purchased by the City with MARB’s. The Chicago LLC also entered into an agreement with the City in January 2002 to develop real estate on the property. The City agreed to pay for the debt service on the MARB’s from the incremental tax revenue expected to be generated from the real estate developments. If the incremental tax revenue is insufficient to fund the MARB’s debt service, the City has the right to require the Chicago LLC to provide those funds as additional rent under the lease. ATA is a guarantor of the lease obligations of the Chicago LLC to the City of Chicago. The total amount of the debt service, including interest, from 2006 through 2021 is approximately $27.2 million. The Company is continuing to work with the City to find alternate uses for the property. However, Section 502(b)(6) of the Bankruptcy Code limits damage claims to the lower of (1) 15% of the total rents due from the date of filing through the end of the lease, and (2) the rent reserved for the three years following the date of filing which is approximately $3.5 million.

The Company executed definitive leases for three Boeing 737-300 aircraft in the first nine months of 2005. The Company expects to put these aircraft into service in the fourth quarter of 2005.

ATSB Financing. In November 2002, ATA obtained the $168.0 million ATSB Loan. Interest is payable monthly at LIBOR plus a margin. Guarantee fees of 5.6% of the outstanding guaranteed principal balance in 2004, escalating to 9.5% of the outstanding guaranteed principal balance in 2005 through 2008, are payable quarterly.

The ATSB Loan is subject to certain restrictive covenants and is collateralized primarily by a substantial portion of ATA’s unrestricted cash, certain receivables, certain aircraft, spare engines, and parts. The aircraft, spare engines and parts consist of two Lockheed L-1011-500 aircraft, two SAAB 340B aircraft, 20 Rolls Royce RB211 spare engines and Boeing 757-200, Boeing 757-300 and Boeing 737-800 rotables.

On April 19, 2005, the Bankruptcy Court approved the Settlement Agreement, under which the parties agreed that the ATSB Loan Lenders have an allowed, secured claim in respect of the ATSB Loan in the amount of $110 million and an allowed, general unsecured claim in respect of the remaining outstanding portion of the ATSB Loan of approximately $30.6 million. The Settlement Agreement also requires ATA to pay the ATSB Loan Lenders adequate protection payments of $2.3 million per quarter, beginning in the second quarter of 2005, and $4.5 million on the earlier of December 31, 2005 or the effective date of a plan of reorganization. The adequate protection payments reduce the amount of the ATSB Loan Lenders’ secured claim. The Company has made the adequate protection payments in accordance with the Settlement Agreement.

Card Agreement. The Company accepts charges to most major credit and debit cards (“cards”) as payment from its customers. As of September 30, 2005, approximately 90% of scheduled service and vacation package sales are purchased using these cards. The Company maintains an agreement with a bank for the processing and collection of charges for Visa and Mastercard as well as agreements with American Express Travel Related Services Company, Inc for the American Express Card and Discover Card Services, Inc. for the Discover Card (collectively referred to as the “Credit Card Providers”). Under these agreements, a sale is traditionally charged to the purchaser’s card account and is paid to the Company in cash within a few days or weeks of the date of purchase, although the Company may provide the purchased transportation days, weeks or months later.

According to the agreements, the Credit Card Providers can retain cash collected by them on processed card charges as a deposit. If the Company fails to perform pre-paid services which are purchased by a charge to a card, the purchaser may be entitled to obtain a refund which, if not paid by the Company, is the obligation of the Credit Card Providers. The deposit secures this potential obligation of the Credit Card Providers to make such refunds. The Credit Card Providers have exercised their rights to withhold distributions and as of September 30, 2005 had retained $63.8 million of the Company’s unflown sales as compared to $69.2 million at September 30, 2004.

Letters of Credit and Surety Bonds. The Company provides letters of credit or surety bonds to certain airport authorities and selected other parties, to secure the Company’s obligation to these parties. As of September 30, 2005, the Company’s non-current restricted cash balance on the Company’s balance sheet was $30.7 million and primarily included cash pledged to secure its letters of credit.

The DOT requires the Company to provide a surety bond or an escrow to secure potential refund claims of charter customers who have made prepayments to the Company for future transportation. The Company has an escrow arrangement which requires the Company to place advance receipts for certain charter flights into escrow until the flight operates. Once the flight occurs the Company is paid from the escrow account those advance deposits specific to that completed flight. As of September 30, 2005, the Company has $3.2 million in advance charter receipts deposited in escrow, which was included in prepaid expenses and other current assets on the Company’s balance sheet as of that date.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following:

•	the ability to develop and execute a revised business plan for profitable operations, including restructuring flight schedules, maintaining the support of employees, resizing the fleet of aircraft, and outsourcing of certain activities;
•	the ability to obtain additional capital of up to $30.0 million to continue as a going concern through emergence from Chapter 11 and new capital as part of a plan of reorganization for New ATA;
•	the ability to achieve projected profitability from the Codeshare Agreement;
•	risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period, to propose and confirm one or more plans of reorganization, for the appointment of a Chapter
11 trustee or to convert one or more of the cases to a Chapter 7 case;
•	the ability to attract and retain employees;
•	the ability to obtain and maintain normal terms with vendors and service providers;
•	the ability to maintain contracts that are critical to its operations;
•	the potential adverse effects of the Chapter 11 reorganization on liquidity or results of operations;
•	the ability to attract and retain customers;
•	demand for transportation in markets in which the Company operates;
•	economic conditions;
•	the effects of any hostilities or act of war;
•	salary costs;
•	aviation fuel costs;
•	competitive pressures on pricing (particularly from low-cost competitors);
•	weather conditions;
•	government legislation and regulation; and
•	other risks and uncertainties listed from time to time in reports the Company periodically files with the Securities
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

Item 4 - Controls and Procedures

The Company conducted an evaluation (under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  ATA Holdings Corp
  (Registrant)

Date November 21, 2005           by /s/ Francis J. Conway
Francis J. Conway
Executive Vice President and Chief Financial Officer
On behalf of the Registrant

Index to Exhibits

Exhibit No.

10.1 Seventh Amendment to Credit Agreement dated as of July 31, 2005 between ATA Airlines Inc., as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, ATA Holdings Corp., as guarantor, Ambassadair Travel Club Inc., as guarantor, ATA Leisure Corp., as guarantor, Amber Travel Inc., as guarantor, American Trans Air Execujet Inc., as guarantor, ATA Cargo Inc., as guarantor, C8, as guarantor, any other subsidiary of ATA Holdings Corp., as guarantor and Southwest Airlines Co. as Lender.

10.2 Severance Agreement between ATA Holdings Corp. and J. George Mikelsons dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 31, 2005)

10.3 Non-Competition and Confidentiality Agreement between ATA Holdings Corp. and J. George Mikelsons dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 31, 2005)

10.4 Employment Agreement between ATA Holdings Corp. and John G. Denison dated October 20, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 20, 2005)

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002